Form 10-K405
period 1996-03-29
PALM HARBOR HOMES INC /FL/
filed 1996-06-13
CIK 923473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               -----------------

                                   FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended March 29, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ____ to ____

                         Commission File Number 0-24268

                               -----------------

                            PALM HARBOR HOMES, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                        59-1036634
(State or other jurisdiction of             (I.R.S. Employer identification no.)
incorporation or organization)

15303 DALLAS PARKWAY, SUITE 800, DALLAS, TEXAS                        75248
   (Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (214) 991-2422

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---        ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 27, 1996, was $111,961,527 based on the closing price on that date of the Common Stock as quoted on the Nasdaq National Market.

         As of May 27, 1996, 10,920,438 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended March 29, 1996, are incorporated by reference in Parts II and IV.

         Portions of the registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held July 17, 1996 are incorporated by reference in Part III.

================================================================================

                                    PART I.


ITEM 1.   BUSINESS


GENERAL

         Palm Harbor Homes, Inc. (the "Company") is one of the largest producers of multi-section manufactured homes in the United States. At March 29, 1996, the Company operated 14 manufacturing facilities that sell homes through retailers in 34 states including approximately 600 independent retail sales centers and 44 Company-owned or affiliated superstores. In April 1996, the Company acquired an additional manufacturing facility in Georgia and expects to commence production of homes at such facility in August 1996.

         At March 29, 1996, the Company owned and operated 16 superstores in Florida, North Carolina, South Carolina and Washington and had options to acquire nine additional superstores. Effective April 1, 1996, the Company exercised its option to purchase eight of nine such superstores. The additional superstores will operate under the name "Energy Efficient Housing" ("EEH"). The Company's retail operations are modeled after those of Newco, Inc. ("Newco"), a Texas- based retailer, of which the Company is a co-founder and 41.6% stockholder. Newco currently operates 19 superstores, which management believes are the leading retail sales centers for multi-section manufactured homes in Texas, based upon 1996 sales and unit volume. These superstores' weighted average new home sales per sales center totaled 211, or approximately $9.9 million, for Newco's fiscal year ended March 31, 1996.

         Through its subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company began in July 1995 offering installment financing to purchasers of manufactured homes sold by certain Company-owned or affiliated superstores. The Company believes that the ability to finance its home sales will potentially provide it with an advantage over certain of its competitors and create a source of additional earnings.

         On May 31, 1996, the Company acquired all of the outstanding stock of Standard Casualty Company, which writes property and casualty insurance for owners of manufactured homes. Management of the Company believes that having the internal capability to provide this type of insurance will complement the services of CountryPlace and be additive to earnings.

PRODUCTS

         The Company manufactures a variety of single and multi-section homes under the Palm Harbor(R), River Bend and Windsor Homes(TM) brand names. Palm Harbor offers over 150 floor plans and approximately 82% of the homes produced by the Company are structurally or decoratively customized to the home buyer's specifications. Although the Company produces homes for a wide retail price range, approximately 82% of the Company's homes are multi-section with an average retail price (excluding land) of $53,000.

         A typical home built by the Company contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central heating, a range, refrigerator, carpeting and drapes. In addition, the Company offers optional amenities, including dishwashers, washers, dryers, furniture packages and cabinets, as well as a wide range of colors, moldings and finishes. The Company has also attempted to broaden its base of potential customers by offering optional features associated with site-built homes such as stone fireplaces, sky lights, vaulted ceilings and whirlpool baths. The Company also offers a unique package of energy saving construction features referred to as "EnerGmiser" which includes, among other things, additional insulation to reduce heating and cooling costs, and which exceeds statutorily-mandated energy efficiency levels.

         The Company's homes are designed and copyrighted after extensive field research and consumer feedback. The Company has developed engineering systems which, through the use of computer - aided technology, permit customization of homes and assist with product development and enhancement.

MANUFACTURING OPERATIONS

         The Company's homes are currently manufactured at 14 facilities located in Alabama, Arizona, Florida, North Carolina, Ohio, Oregon and Texas. In April 1996, the Company acquired an additional manufacturing facility in Georgia and expects to commence production of homes at such facility in August 1996. A typical Company manufacturing facility has approximately 100,000 square feet of floor space, and employs approximately 200 associates.

         The Company's facilities generally operate on a one shift per day, five days per week basis, and the Company currently manufactures a typical home in approximately three to five days. The Company's facilities have the capacity to produce an aggregate of approximately 123 sections per day. The current rate of production is 98 sections per day. The Company believes that its overall production can be significantly increased as the new manufacturing facilities opened during the past 24 months mature and the associates employed at these facilities gain experience in the Company's operating procedures.

         The following table sets forth the total sections produced and homes sold, as well as the number of manufacturing facilities operated by the Company, for the fiscal years indicated:

                                               1992          1993           1994          1995           1996
                                               ----         -----          -----          ----           ----
Homes sold:
   Single-section . . . . . . . . . .           941         1,382          1,327          1,474          2,192
   Multi-section  . . . . . . . . . .         3,907         4,831          6,661          8,723          9,983
                                              -----         -----          -----         ------         ------
Total homes sold  . . . . . . . . . .         4,848         6,213          7,988         10,197         12,175
                                              =====         =====          =====         ======         ======

Sections produced . . . . . . . . . .         8,793        11,162         14,815         19,163         22,049
Manufacturing facilities
   (at end of fiscal year)  . . . . .             7             9             12             13             14

         The Company's homes are constructed at the Company's manufacturing facilities. Typically, independent trucking companies transport finished homes to retailers at the retailer's expense. Retailers or other independent installers are responsible for placing the home on site, making utility hook-ups and, in certain instances, providing installation and finish-out services. The industry practice is to have third parties hired by the retailer provide the installation and finish-out services. The Company believes that its factory finish-out program ensures that Palm Harbor quality is applied to the entire process, lessens customer concerns, strengthens the Company's relationship with its retailers and provides the Company an advantage over many of its competitors.

         The principal materials used in the production of the Company's homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. The Company believes that the materials used in the production of its homes are readily available at competitive prices from a wide variety of suppliers. Two suppliers, which accounted for more than five percent of the Company's total purchases during the Company's fiscal year ended March 29, 1996, represented approximately 10.2% and 5.4%, respectively, of total purchases during such fiscal year. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on its business.

SALES AND MARKETING

         RETAIL NETWORK. The Company's homes are sold through a distribution network consisting of (i) superstores owned by the Company, Newco and affiliated retailers as to which the Company has an option to acquire a controlling interest; and (ii) independent retailers. The following table sets forth the number of homes sold by the Company through each of these distribution channels, as well as the number of superstores and retail sales centers in each channel, during the past three fiscal years:

                                                         Fiscal Year Ended
                                             ---------------------------------------------------
                                             March 25,           March 31,             March 29,
                                               1994                1995                  1996
                                             ---------           ---------             ---------
Homes sold by retailers:
         Company-
           owned/affiliated . . .              1,726               2,846                 3,501
         Independent  . . . . . .              6,262               7,351                 8,673
                                               -----               -----                 -----
                Total . . . . . .              7,988              10,197                12,175
                                               =====              ======                ======
Number of sales centers:
         Company-
           owned/affiliated . . .                 25                  33                    44
         Independent  . . . . . .                567                 516                   600
                                               -----              ------                 -----
                Total . . . . . .                592                 549                   644
                                               =====              ======                 =====

         In 1992, based in part on the experience gained in the development of Newco, the Company established wholly- owned superstores, and currently has 25 superstores in Florida, North Carolina, South Carolina and Washington. The Company's independent retailer network principally consists of local retailers, developers that market land/home packages and developers of retirement lifestyle communities. No single independent retailer accounted for five percent or more of the Company's net sales during fiscal 1996. The Company's five largest retailers (including Newco and the Company-owned or affiliated superstores) accounted for approximately 31% of net sales in fiscal 1996. The Company's retailer arrangements are terminable at will by either party without penalty.

         MARKETS SERVED. Management believes that the Company's broad geographic presence lessens the impact of adverse economic trends specific to any one region, while at the same time enabling the Company to capitalize on favorable regional economic trends. During the fiscal year ended March 29, 1996, the percentage of the Company's revenues by region was as follows:

                                                                                         PERCENTAGE OF
REGION                                      PRIMARY STATES                              REVENUE BY REGION
- ---------            ------------------------------------------------------------       -----------------
Southeast            Florida, North Carolina, Alabama, Georgia, South Carolina,
                     Mississippi, Tennessee, Virginia                                          45.0%
Central              Texas, Oklahoma, Louisiana                                                28.0
West                 New Mexico, Arizona, Colorado, Oregon, Washington, Idaho,
                     Montana, Nevada, Utah                                                     20.0
Midwest              Ohio, Michigan, Indiana, Kentucky, West Virginia, Illinois                 7.0
                                                                                              -----
                                                                                              100.0%
                                                                                              =====

         Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 250-mile radius. Each of the Company's manufacturing facilities typically serves 45 to 80 retailers, and the facility sales staff maintain personal contact with each retailer. The Company's decentralized operations allow it to be more responsive to retailers' concerns with respect to leadership in product innovation, local home design and customer satisfaction. The sales associates at the manufacturing facility level are responsible for the day-to-day contact with the Company's independent retailers. The Company provides comprehensive sales training to its retailers, and has instituted a process of bringing retail sales associates to the manufacturing facilities for product training and to view new product designs as they are developed. These training seminars, known as "Palm Harbor University," facilitate the sale of the Company's homes by increasing the skill and knowledge of the retail sales consultants. In addition, the Company displays its products in trade shows and supports its retailers through the distribution of floor plan literature, brochures, decor boards, banners and videos. The Company believes that a close working relationship between its marketing oriented management and its retailers is an important factor in the Company's success.

         Retail customers typically include first-time home buyers, owners of rural property, fixed income retirees and other cost-sensitive buyers. The Company believes the retailer can have significant influence over the customer's purchase decision. Accordingly, a component of the Company's business strategy is to continually strengthen its retailer relations and improve retailer profitability on the Company's products through programs such as volume incentive purchase plans, special promotions, unique product features and close monitoring of a retailer's inventory position.

WARRANTY, QUALITY CONTROL AND SERVICE

         The Company adheres to specific quality requirements and continually refines its design and production procedures to enhance customer satisfaction and to reduce warranty costs. In addition, in accordance with the construction codes promulgated by HUD, an independent HUD-certified inspector regularly inspects the Company's homes for compliance during construction at the Company's manufacturing facilities.

         The Company provides the initial home buyer with a HUD-mandated, one year limited warranty against manufacturing defects. Warranty services after sale are performed, at the expense of the Company, by local manufacturing facilities personnel, local independent contractors or, in certain cases, by independent retailers. In addition to the Company's warranty, direct warranties often are provided by the manufacturers of components and appliances. Warranty service constitutes a significant cost to the Company and management has placed emphasis on diagnosing potential problem areas (product design, manufacturing processes, training and quality systems) to minimize costly field repairs. Warranty and service expense during the fiscal years ended March 25, 1994, March 31, 1995 and March 29, 1996, was approximately 4.6%, 5.0% and 5.0% of net sales, respectively.

         Management believes that the empowerment and training of its associates will continue to result in higher quality homes being built at its facilities with correspondingly lower warranty costs and higher levels of customer satisfaction. In certain areas, associates from the manufacturing facilities provide installation and factory finish- out services upon delivery of a home.

CONSUMER FINANCING

         Historically, the Company has facilitated retail sales of its homes by maintaining relationships with conventional lenders. While the Company intends to maintain its relationships with conventional lenders, it believes that the ability to provide financing to its customers on competitive terms will not only improve its responsiveness to the financing needs of prospective purchasers, but will also provide an additional source of earnings for the Company. In July 1995, the Company began offering through CountryPlace a variety of financing options, including customary retail installment sales contracts, land in lieu of down payment and land/home financing to best suit the needs of its retail customers. Financing services by CountryPlace are initially being offered through Company-owned or affiliated superstores.

         Loan applications originate at the superstore and are forwarded to CountryPlace for final credit approval. CountryPlace then assigns the approved loan contracts to a national consumer finance company. CountryPlace and the national consumer finance company share on a predetermined basis the interest income and losses resulting from the majority of the loans unless the loan is also secured by the related land, whereby the national consumer finance company assumes all losses.

         Retail installment loans assigned by CountryPlace are serviced and administered by the national consumer finance company. CountryPlace's share of the interest income is, in part, in consideration for the following services provided by CountryPlace: (i) contract origination services, including the training of retailers with respect to the loan evaluation process; (ii) receipt and processing of the retail installment sale contracts; (iii) collection assistance with delinquent accounts, upon the request of the finance company; and (iv) repossession assistance.

RETAILER INVENTORY FINANCING

         In accordance with manufactured housing industry practice, substantially all retailers (including Newco) finance all or a portion of their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the retailer customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which generally ranges from 12 to 18 months). The price at which the Company may be obligated to repurchase a home under these agreements is based upon the Company's original invoice price plus certain administrative and shipping expenses. The Company's obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.

         The risk of loss under such repurchase agreements is mitigated by the fact that (i) a majority of the homes sold by the Company to independent retailers are pre-sold to specific retail customers; (ii) the Company monitors each retailer's inventory position on a regular basis; (iii) sales of the Company's manufactured homes are spread over a large number of retailers, only one of which accounted for more than five percent of the Company's net sales in fiscal 1996; (iv) the price the Company is obligated to pay declines over time; and (v) the Company is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. The Company estimates that its potential obligations under such repurchase agreements was approximately $103 million as of March 29, 1996. During the fiscal years ended March 25, 1994, March 31, 1995 and March 29, 1996, net expenses (income) incurred by the Company under these repurchase agreements totaled $28,000, $22,000 and ($3,000), respectively.

COMPETITION

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, town houses and condominiums. The Company does not view any of its competitors as being dominant in the industry, although some of the Company's competitors possess substantially greater financial (including captive retail financing), manufacturing, distribution and marketing resources than the Company. While the Company believes mortgage and personal property financing have generally become more available to the manufactured housing industry in recent years, a contraction in consumer credit could provide an advantage to those competitors with substantial capital resources.

GOVERNMENT REGULATION

         The Company's manufactured homes are subject to a number of federal, state and local laws and codes. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974 (the "Home Construction Act"). In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews the Company's manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose the Company to a wide variety of sanctions, including mandated closings of Company manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements.

         Manufactured and site-built homes are all typically built with paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentrations of formaldehyde emissions in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-associated risks. The Environmental Protection Agency (the "EPA") and other governmental agencies currently are evaluating the effects of formaldehyde. The Company uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and believes it otherwise complies with HUD and other applicable government regulations in this regard.

         The Company's manufactured homes are subject to local zoning and housing regulations. In certain cities and counties in areas where the Company's homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect the Company's ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation, and must be complied with by the retailer or other person installing the home.

         The Company is subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

         The Company's operations are also subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines, the entry of injunctions or both. The requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement
policies.  See  "Item 3.   Legal Proceedings."

ASSOCIATES

         As of March 29, 1996, the Company had approximately 3,400 associates. All of the Company's associates are non- union. The Company has not experienced any labor-related work stoppages, and believes that its relationship with its associates is good.

ITEM 2.  PROPERTIES

         The Company's homes are currently manufactured at 14 facilities in seven states. The Company owns substantially all of its machinery and equipment. The Company believes its facilities are adequately maintained and suitable for the purposes for which they are used. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                                  COMMENCEMENT                                  APPROXIMATE
    STATE                   CITY                  OF PRODUCTION          OWNED/LEASED           SQUARE FEET
    -----                   ----                 --------------          ------------           -----------
   Alabama                  Boaz                  December 1986             Leased                 97,683
                                                  January 1993              Leased                 75,164

   Arizona                  Tempe                 January 1978               Owned                103,500

   Florida               Plant City              September 1981              Owned                 93,600
                                                    June 1985                Owned                 87,200

   Georgia                LaGrange               August 1996(1)              Owned                200,000

North Carolina            Albemarle               January 1994               Owned                112,700
                         Siler City               January 1988               Owned                 91,200

     Ohio                  Sabina                 January 1988               Owned                 85,000

    Oregon               Millersburg               April 1995                Owned                168,650

                                               COMMENCEMENT                                   APPROXIMATE
    STATE                 CITY                 OF PRODUCTION           OWNED/LEASED           SQUARE FEET
    -----                 ----                --------------           ------------           -----------
  Texas                  Austin                 January 1981               Owned                103,800
                                                 April 1992                Owned                 77,000
                        Burleson                  June 1993                Owned                 94,300
                       Fort Worth                April 1993                Owned                121,300
                          Buda                 November 1994               Owned                 88,275

- ---------------------

(1) In April 1996, the Company acquired the manufacturing facility in LaGrange, Georgia and expects to commence production of homes at such facility in August 1996.

- ---------------------

         In addition to its production facilities, the Company leases approximately 24,000 square feet of office space in Dallas, Texas as its corporate headquarters. The Company's corporate headquarters lease expires in 2003.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not subject to any pending or threatened litigation, other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

         In late 1992, the Company removed an underground storage tank formerly used to store gasoline from the site of its Tempe, Arizona manufacturing facility. The Company is currently working in cooperation with the Arizona Department of Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. The Company is evaluating the extent of the corrective action that may be necessary. Site characterization is complicated by virtue of the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. At this time, the Company does not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on its results of operations or financial condition.

         The Company's Tempe facility is partially located within a large area that has been identified by the EPA as the Indian Bend Wash Area Superfund Site (the "Indian Bend Superfund Site"). Under federal law, certain persons known as potentially responsible parties ("PRPs") may be held strictly liable on a joint and several basis for all cleanup costs and natural resource damages associated with the release of hazardous substances from a facility. The average cost to clean up a site listed on the National Priorities List is over $30 million. The Indian Bend Superfund Site is listed on the National Priorities List. Groups of PRPs may include current owners and operators of a facility, owners and operators of a facility at the time of disposal of hazardous substances, transporters of hazardous substance and those who arrange for the treatment or disposal of hazardous substances at a site. No government agency, including the EPA, has indicated that the Company has been or will be named as a PRP or that it is otherwise responsible for the contamination present at the Indian Bend Superfund Site. In general, although no assurance can be given as to the future actions of either the EPA or PRPs who may incur cleanup costs related to this site, the Company does not believe that its ownership of property partially located within the Indian Bend Superfund Site will have a material adverse effect on its results of operations or financial condition.

         In 1994, the Company removed two underground storage tanks used to store petroleum substances from property it owns in Georgia. The Company is currently working in cooperation with the Georgia Department of Natural Resources to assess and respond to petroleum related hydrocarbons detected in soil and groundwater at this site, and to evaluate the extent of corrective action that may be necessary. At this time, the Company does not expect that the costs of future assessment and corrective action related to the tanks will have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "PHHM" since July 31, 1995, the date on which the Company completed its initial public offering. The following table sets forth, for the period indicated, the high and low sale price per share of the Common Stock as reported on the Nasdaq National Market.

 FISCAL 1996                                                     HIGH         LOW
 -----------                                                    ------       ------
 Second Quarter (from July 31) . . . . . . . . . . . . . .      $17.75       $11.00

 Third Quarter . . . . . . . . . . . . . . . . . . . . . .      $22.50       $16.25

 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .      $25.75       $19.00


          On May 27, 1996, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $29.50. As of May 27, 1996, there were approximately 1,206 record holders of the Common Stock, and approximately 3,400 holders of the Common Stock overall based on an estimate of the number of individual participants represented by security position listings.

          The Company has never paid cash dividends on its Common Stock. The Board of Directors intends to retain any future earnings generated by the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon factors such as the Company's earnings levels, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. Future loan agreements may restrict or prohibit the payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA

          Information with respect to this Item 6 is incorporated herein by reference from page 9 of the Company's Annual Report to Shareholders for the year ended March 29, 1996, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Information with respect to this Item 7 is incorporated herein by reference from pages 10 through 12 of the Company's Annual Report to Shareholders for the year ended March 29, 1996, filed as Exhibit 13.1 hereto.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's financial statements for the year ended March 29, 1996 are listed in the accompanying Index to Consolidated Financial Statements at page F-1 and are incorporated by reference from pages 13 through 23 of the Company's Annual Report to Shareholders for the year ended March 29, 1996, filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Information with respect to the Company's Board of Directors and executive officers is incorporated by reference from pages 2 through 4 of the Company's definitive Proxy Statement filed June 10, 1996 in connection with the Annual Meeting of Shareholders to be held July 17, 1996.

          (b) Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the Company's most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, no person who, at any time during the most recent fiscal year was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.


ITEM 11.  EXECUTIVE COMPENSATION

          Information with respect to executive compensation is incorporated by reference from pages 4 and 5 of the Company's definitive Proxy Statement filed June 10, 1996 in connection with the Annual Meeting of Shareholders to be held July 17, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from page 8 of the Company's definitive Proxy Statement filed June 10, 1996 in connection with the Annual Meeting of Shareholders to be held July 17, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information with respect to certain relationships and related transactions is incorporated by reference from page 7 of the Company's definitive Proxy Statement filed June 10, 1996 in connection with the Annual Meeting of Shareholders to be held July 17, 1996.


                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

          (a)    (1)     Financial Statements

                 The Company's financial statements for the year ended March 29, 1996 are listed in the accompanying Index to Consolidated Financial Statements at page F-1 and are incorporated herein by reference from pages 13 through 23 of the Company's Annual Report to Shareholders for the year ended March 29, 1996.

                 (2)     Financial Statement Schedules

                         None

                 (3)     Index to Exhibits


   Exhibit
     No.      Description
   -------    -----------
     3.1      Amended and Restated Articles of Incorporation (Incorporated by reference to  Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-79164)
     3.2      Articles  of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant's
              Registration Statement on Form S-1, Registration No. 33-79164)
     3.3      Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant's
              Registration Statement on Form S-1, Registration No. 33-79164)
     4.1      Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the
              Registrant's Registration Statement on Form S-1, Registration No. 33-79164)
    10.1      Credit Modification Agreement dated as of July 31, 1995, by and among the Company,
              Capital Southwest Corporation and Capital Southwest Venture Corporation (Incorporated by
              reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1,
              Registration No. 33-79164)
    10.2      Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the
              Registrant's Registration Statement on Form S-1, No. 33-97676)
    10.3      Form of Indemnification Agreement between the Company and each of its directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant's
              Registration Statement on Form S-1, Registration No. 33-79164)
    10.5      Compensation Agreement between the Company and Lee Posey (Incorporated by reference to
              Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, Registration No.
              33-79164)
    10.6      Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No.
              33-97676)
   *13.1      Selected pages of the Company's Annual Report to Shareholders for the year ended March
              29, 1996
   *21.1      List of Subsidiaries
   *23.1      Consent of Ernst & Young LLP
    24.1      Power of Attorney (included on the signature page of the Report)
   *27.1      Financial Data Schedule

- ---------------------
* Filed herewith

          (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.
          (c)    See Item 14(a)(3) above.
          (d)    None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


June 13, 1996                           PALM HARBOR HOMES, INC.


                                        /s/ Lee Posey
                                        ---------------------------------------
                                        Lee Posey, Chairman of the Board and
                                        Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 29, 1996 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys- in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

            SIGNATURES                                  TITLE                         DATE
            ----------                                  -----                         ----

/s/ Lee Posey                         Chairman of the Board, Chief Executive     June 13, 1996
- -----------------------------------   Officer and Director (Principal
Lee Posey                             Executive Officer)


/s/ Larry Keener                      President, Chief Operating Officer and     June 13, 1996
- -----------------------------------   Director
Larry Keener


/s/ Kelly Tacke                       Vice President-Finance and Chief           June 13, 1996
- -----------------------------------   Financial Officer (Principal Financial
Kelly Tacke                           and Accounting Officer)


/s/ William R. Thomas                 Director                                   June 13, 1996
- -----------------------------------
William R. Thomas


/s/ Walter D. Rosenberg, Jr.          Director                                   June 13, 1996
- -----------------------------------
Walter D. Rosenberg, Jr.


/s/ Frederick R. Meyer                Director                                   June 13, 1996
- -----------------------------------
Frederick R. Meyer


/s/ John H. Wilson                    Director                                   June 13, 1996
- -----------------------------------
John H. Wilson


/s/ A.Gary Shilling                   Director                                   June 13, 1996
- -----------------------------------
A. Gary Shilling

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

PALM HARBOR HOMES, INC. AND SUBSIDIARIES                                                Page
                                                                                        ----
Consolidated Financial Statements (incorporated by reference under Item 8 of
Part II from pages 13 through 23 of the Company's Annual Report to Shareholders for the year ended March 29, 1996):

          Consolidated Balance Sheets as of March 31, 1995 and March 29, 1996
          Consolidated Statements of Income for the years ended March 25, 1994,
                 March 31, 1995 and March 29, 1996
          Consolidated Statements of Shareholders' Equity for the years ended
                 March 25, 1994, March 31, 1995 and March 29, 1996
          Consolidated Statements of Cash Flows for the years ended
                 March 25, 1994, March 31, 1995 and March 29, 1996
          Notes to  Consolidated Financial Statements
          Report of Independent Auditors


                               INDEX TO EXHIBITS

 Exhibit
    No.       Description                                                                               Page No.
  ------      -----------                                                                               --------
     3.1      Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit
              3.1 to the Registrant's Registration Statement on Form S-1, Registration No. 33-79164)
     3.2      Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant's
              Registration Statement on Form S-1, Registration No. 33-79164)
     3.3      Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant's
              Registration Statement on Form S-1, Registration No. 33-79164)
     4.1      Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the
              Registrant's Registration Statement on Form S-1, Registration No. 33-79164)
    10.1      Credit Modification Agreement dated as of July 31, 1995, by and among the Company,
              Capital Southwest Corporation and Capital Southwest Venture Corporation (Incorporated
              by reference to Exhibit 10.1 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-79164)
    10.2      Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the
              Registrant's Registration Statement on Form S-1, No. 33-97676)
    10.3      Form of Indemnification Agreement between the Company and each of its directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant's
              Registration Statement on Form S-1, Registration No. 33-79164)
    10.5      Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, Registration
              No. 33-79164)
    10.6      Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1,
              No. 33-97676)
   *13.1      Selected pages of the Company's Annual Report to Shareholders for the year ended
              March 29, 1996
   *21.1      List of Subsidiaries
   *23.1      Consent of Ernst & Young LLP
    24.1      Power of Attorney (included on the signature page of the Report)
   *27.1      Financial Data Schedule

- -------------------
* Filed herewith