Form 10-Q
period 1996-06-28
PALM HARBOR HOMES INC /FL/
filed 1996-08-09
CIK 923473

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1996

Commission file number 0-26188


                           PALM HARBOR HOMES, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 Florida                                            59-1036634
- ---------------------------------------------         ---------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer Identification Number)
 or organization)



            15303 Dallas Parkway, Suite 800, Dallas, Texas      75248
        ----------------------------------------------------------------
             (Address of principal executive offices)         (Zip code)


                                  214-991-2422
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports)  Yes  X  No     and (2) has
                                                   ---    ---
been subject to such filing requirements for the past 90 days. Yes  X  No    .
                                                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on August 8, 1996 -
15,096,825.

                            PALM HARBOR HOMES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      JUNE 28,             MARCH 29,
                                                                       1996                  1996
                                                                    -----------           -----------
                                                                    Unaudited
ASSETS
    Cash and cash equivalents                                         $  32,030             $  23,441
    Investments                                                           6,592                 5,087
    Due from affiliate                                                    4,636                 3,848
    Receivables                                                          39,242                33,052
    Inventories                                                          25,128                18,863
    Other current assets                                                  4,358                 4,693
                                                                      ---------             ---------
         Total current assets                                           111,986                88,984


Other assets                                                             20,304                19,535

Property, plant and equipment, net                                       39,947                35,193
                                                                      ---------             ---------

TOTAL ASSETS                                                          $ 172,237             $ 143,712
                                                                       ========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable                                                  $  50,710             $  34,748
    Accrued liabilities                                                  36,855                31,323
    Current portion of long-term debt                                       190                   186
                                                                      ---------             ---------
         Total current liabilities                                       87,755                66,257
    Long-term debt, less current portion                                  3,735                 3,784
    Deferred income taxes                                                 4,723                 4,689
    Shareholders' equity:
      Common stock, $.01 par value                                          109                   109
      Additional paid-in capital                                         24,520                23,012
      Retained earnings                                                  51,736                46,272
                                                                      ---------             ---------
                                                                         76,365                69,393

      Less treasury shares                                                 (183)                 (205)
    Notes receivable from shareholders                                     (158)                 (206)
                                                                      ---------             ---------
         Total shareholders' equity                                      76,024                68,982
                                                                      ---------             ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 172,237             $ 143,712
                                                                      =========             =========

See accompanying notes.

                            PALM HARBOR HOMES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)

                                                                         THREE MONTHS ENDED
                                                                 JUNE 28,                   JUNE 30,
                                                                   1996                       1995
                                                               ------------               -----------
                                                                              Unaudited
Net sales                                                       $120,735                     $98,766
Cost of products sold                                             98,080                      82,432
Selling, general and administrative
   expenses                                                       15,932                      12,101
                                                                --------                     -------
Income from operations                                             6,723                       4,233

Interest expense                                                     (77)                       (262)
Other income                                                         365                         233
                                                                --------                     -------
Income before income from affiliate
   and income taxes                                                7,011                       4,204
Income from affiliate                                              1,049                         817
                                                                --------                     -------
Income before income taxes                                         8,060                       5,021

Income tax expense                                                 2,596                       1,585
                                                                --------                     -------

Net income                                                      $  5,464                     $ 3,436
                                                                ========                     =======
Income per common share                                         $   0.50                     $  0.36
                                                                ========                     =======

Weighted average common shares
  outstanding                                                     10,925                       9,561
                                                                  ======                       =====



See accompanying notes.

                            PALM HARBOR HOMES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            FOR THE THREE MONTHS ENDED
                                                                       JUNE 28,                    JUNE 30,
                                                                         1996                        1995
                                                                     ------------               -------------
                                                                                    Unaudited
OPERATING ACTIVITIES
Net income                                                              $ 5,464                   $ 3,436
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                        942                       862
       Deferred income taxes                                                  1                       (18)
       Income from affiliate                                             (1,049)                     (817)
       Gain on disposition of assets                                         (6)                       (4)
       Changes in operating assets and liabilities:
           Trade accounts receivable                                     (2,545)                   (2,673)
           Due from affiliate                                              (788)                   (1,195)
           Inventories                                                      115                    (1,821)
           Other current assets                                             569                       364
           Other assets                                                   3,186                      (426)
           Accounts payable and accrued expenses                          8,683                     6,162
                                                                        -------                   -------
Net cash provided by operating activities                                14,572                     3,870

INVESTING ACTIVITIES
Purchases of property, plant and equipment                               (4,960)                   (1,816)
Purchase of Energy Efficient Housing, Inc. and
   Standard Casualty Company (net of cash acquired)                      (2,229)                       --
Purchases of short-term investments                                      (3,371)                       --
Sales of short-term investments                                           4,520                       140
Proceeds from disposition of assets                                           6                         4
                                                                        -------                   -------
Net cash used in investing activities                                    (6,034)                   (1,672)

FINANCING ACTIVITIES
Principal payments on debt                                                  (45)                   (2,000)
Net sales (purchases) of treasury stock                                      48                        --
Notes receivable from shareholders, net                                      48                        --
                                                                        -------                   -------
Net cash provided by (used in) financing activities                          51                    (2,000)
                                                                        -------                   -------

Net increase in cash and cash equivalents                                 8,589                       198
Cash and cash equivalents at beginning of period                         23,441                    11,421
                                                                        -------                   -------
Cash and cash equivalents at end of period                              $32,030                   $11,619
                                                                        =======                   =======

Supplemental schedule of non-cash investing activities:
   Common Stock issuance for acquisition of
      Energy Efficient Housing, Inc.                                     $1,482                        --

See accompanying notes.

                            PALM HARBOR HOMES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation
         The condensed consolidated financial statements reflect all adjustments, which included only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed financial statements should be read in conjunction with the audited financial statements for the year ended March 29, 1996. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.


2.       Inventories
         Inventories consist of the following (in thousands):

                                                                      JUNE 28,              MARCH 29,
                                                                        1996                   1996
                                                                     ----------            -----------
                                                                      Unaudited
                 Raw materials                                           $ 6,215               $ 7,014
                 Work in progress                                          2,550                 2,405
                 Finished goods - manufacturing                              823                 1,062
                                - retail                                  15,540                 8,382
                                                                         -------               -------
                                                                         $25,128               $18,863
                                                                         =======               =======


4.       Investments
         Summarized financial information with respect to Newco, a Texas-based retailer of which the Company owns 41.6%, is as follows (in thousands):

                                                                              THREE MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                         1996                  1995
                                                                      ----------            ----------
                                                                                  Unaudited
                 Net sales                                               $52,317               $47,214
                 Net income                                                2,331                 1,985


                                                                       JUNE 30,             MARCH 31,
                                                                         1996                  1996
                                                                      ----------            ----------
                                                                       Unaudited
                 Total assets                                            $52,428               $45,246
                 Shareholders' equity                                     25,813                23,482

         The Company's equity investment in Newco totaled $10,363,000 and $9,315,000 at June 28,1996 and March 29, 1996, respectively, and is included in other noncurrent assets. See note 5.

5.       Acquisitions

         On April 12, 1996, the Company acquired Energy Efficient Housing, Inc., a retailer consisting of eight superstores in North Carolina, for a combination of cash and 68,301 common shares of the Company.

         On May 31, 1996, the Company acquired Standard Casualty Company, a property and casualty insurer of manufactured homes headquartered in Texas.

         On August 1, 1996, the Company acquired the remaining 58.4% of Newco Homes, Inc., a Texas-based retailer of manufactured homes. The Company had previously owned 41.6% of Newco's outstanding shares. The Company's purchase price for the remaining 58.4% of Newco's outstanding shares was valued at approximately $52 million, consisting of $17.3 million cash and 1,444,445 common shares of the Company (after giving effect of the stock dividend below).

6.       Stock Dividend

         On July 12, 1996, the Board of Directors of the Company declared a 5-for-4 stock split to be effected in the form of a 25% stock dividend to shareholders of record on July 26, 1996. The stock dividend is payable on August 2, 1996. Earnings per share for the three months ended June 28, 1996 and June 30, 1995 do not reflect the 25% stock dividend.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                                     THREE MONTHS ENDED
                                                 JUNE 28,          JUNE 30,
                                                   1996              1995
                                                 --------          -------
      Net sales                                   100.0%           100.0%
      Cost of products sold                        81.2              83.5
                                                 ------            ------
           Gross profit                            18.8              16.5
      Selling, general and administrative
         expenses                                  13.2              12.2
                                                 ------            ------
            Income from operations                  5.6               4.3
      Interest expense                             (0.1)             (0.3)
      Other income                                  0.3               0.3
                                                -------           -------
      Income before income from
         affiliate and income taxes                 5.8               4.3
      Income from affiliate                         0.9               0.8
      Income tax expense                            2.2               1.6
                                                -------           -------
            Net income                              4.5%              3.5%
                                                =======           =======


THREE MONTHS ENDED JUNE 28, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

      NET SALES. Net sales increased 22.2% to $120.7 million in the first quarter of fiscal 1997 from $98.8 million in the first quarter of fiscal 1996. The 22.2% increase in net sales reflects a 12.9% increase in the volume of homes sold and an 8.3% increase in selling prices. The increase in volume and average selling prices is due to the growth in the Company's retail operations and the continued maturation of manufacturing facilities. The number of Company-owned or affiliated retail superstores (excluding the 21 operated by Newco) increased from 21 in the first quarter of fiscal 1996 to 30 in the first quarter of fiscal 1997 and the volume of homes sold increased 28%.

      GROSS PROFIT. Increased sales volume contributed to an increase in gross profit of 38.7% to $22.7 million in the quarter ended June 28, 1996 compared to $16.3 million in the quarter ended June 30,1995. During the same period gross profit margin as a percentage of net sales increased to 18.8% compared to 16.5%. The gross profit percentage for the first quarter of fiscal 1997 increased largely due to the expansion of the Company's retail operations.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Primarily due to start-up expenses for seven retail superstores, as well as increased sales and increased provisions for management bonuses, selling, general and administrative expenses increased 31.7% to $15.9 million in the quarter ended June 28, 1996 from $12.1 million in the quarter ended June 30, 1995. Selling, general and administrative expenses as a percentage of net sales increased to 13.2% in the first quarter of fiscal 1997 from 12.2% in the first quarter of fiscal 1996.

      INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 58.8% to $6.7 million in the quarter ended June 28, 1996 compared to $4.2 million in the quarter ended June 30, 1995.

      INCOME FROM AFFILIATE. Income from affiliate, which consists of the Company's 41.6% equity interest in the net earnings of Newco, increased 28.4% to $1.05 million in the quarter ended June 28, 1996 from $0.82 million in the quarter ended June 30, 1995. Newco's volume of homes sold increased 1.2% and average selling prices increased 9.5%.

      LIQUIDITY AND CAPITAL RESOURCES. On August 1, 1996, the Company acquired the remaining 58.4% of Newco Homes, Inc., a Texas-based retailer of manufactured homes. The Company had previously owned 41.6% of Newco's outstanding shares. The purchase price of the remaining 58.4% of Newco's shares was valued at approximately $52 million, consisting of $17.3 million in cash and the balance in common shares of the Company.

      The Company believes that cash flow from operations and the increase in floor plan financing for its retail inventories will be adequate to support its working capital and currently planned capital expenditures needs in the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond the Company's control, no assurances can be given in this regard.

FORWARD-LOOKING INFORMATION

      Certain statements contained in this report are forward-looking statements within the meaning of Section 17A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Management is unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.

PART II.   OTHER INFORMATION

      Item 1.  Legal Proceedings - Not applicable

      Item 2.  Changes in Securities - Not applicable

      Item 3.  Defaults upon Senior Securities - Not applicable

      Item 4. Submission of Matters to a Vote by Security Holders - Not applicable

      Item 5.  Other Information - Not applicable

      Item 6.  Exhibits and Reports on Form 8-K.

               (a)   Exhibit 27 -- Financial Data Schedule (EDGAR filing only).

               (b) A report on Form 8-K, dated July 5, 1996, was filed by the registrant subsequent to the quarter ended for which this Report is filed; such Report contained information under Item 5 (Other Events) and included as an Exhibit under Item 7 a copy of a press release issued by the registrant.

                     A report on Form 8-K, dated August 1, 1996, was filed by the registrant subsequent to the quarter ended for which this Report is filed; such Report contained information under Item 2 (Acquisition or Disposition of Assets) and included under Item 7 financial statements of businesses acquired and as Exhibits a copy of the merger documents and a press release issued by the registrant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 8, 1996

                                                    Palm Harbor Homes, Inc.
                                               ---------------------------------
                                                         (Registrant)

                                           By: /s/ KELLY TACKE
                                               ---------------------------------
                                               Kelly Tacke
                                               Chief Financial and Accounting
                                               Officer


                                           By: /s/ LEE POSEY
                                               ---------------------------------
                                               Lee Posey
                                               Chairman & Chief Executive
                                               Officer

                              Index to Exhibits


Exhibit No.                      Description
- -----------                      -----------
Ex. 27                     Financial Data Schedule

