Form 10-Q
period 1996-09-27
PALM HARBOR HOMES INC /FL/
filed 1996-11-12
CIK 923473

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1996

Commission file number 0-26188


                            PALM HARBOR HOMES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                                        59-1036634
-------------------------------          --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


    15303 Dallas Parkway, Suite 800, Dallas, Texas           75248
    --------------------------------------------------------------------
       (Address of principal executive offices)            (Zip code)


                                 972-991-2422
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports)  Yes   X   No
                                                   -----    ------
and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on November 7, 1996 - 15,096,308.

                            PALM HARBOR HOMES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                      SEPTEMBER 27,   MARCH 29,
                                                          1996          1996
                                                      -------------   ---------
                                                       Unaudited
ASSETS
     Cash and cash equivalents                         $  31,315      $  23,441
     Investments                                           5,690          5,087
     Due from affiliate                                                   3,848
     Receivables                                          48,758         33,052
     Inventories                                          53,408         18,863
     Other current assets                                  5,638          4,693
                                                       ---------      ---------
         Total current assets                            144,809         88,984


Other assets                                              35,456         19,535

Property, plant and equipment, net                        45,889         35,193
                                                       ---------      ---------

TOTAL ASSETS                                           $ 226,154      $ 143,712
                                                       =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts and flooring payable                     $  72,581      $  34,748
     Accrued liabilities                                  38,153         31,323
     Current portion of long-term debt                       192            186
                                                       ---------      ---------
         Total current liabilities                       110,926         66,257
     Long-term debt, less current portion                  3,686          3,784
     Deferred income taxes                                 4,697          4,689
     Shareholders' equity:
       Common stock, $.01 par value                          151            109
       Additional paid-in capital                         48,994         23,012
       Retained earnings                                  58,001         46,272
                                                       ---------      ---------
                                                         107,146         69,393

       Less treasury shares                                 (197)          (205)
     Notes receivable from shareholders                     (104)          (206)
                                                       ---------      ---------
         Total shareholders' equity                      106,845         68,982
                                                       ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 226,154      $ 143,712
                                                       =========      =========


See accompanying notes.

                            PALM HARBOR HOMES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                SEPTEMBER 27,  SEPTEMBER 29,   SEPTEMBER 27,  SEPTEMBER 29,
                                    1996           1995            1996           1995
                                ------------    -----------    ------------   -----------
                                          Unaudited                     Unaudited

Net sales                         $ 152,717      $ 103,247      $ 273,452      $ 202,013
Cost of products sold               118,261         85,980        216,341        168,412
Selling, general and
   administrative expenses           24,786         12,745         40,718         24,846
                                  ---------      ---------      ---------      ---------
Income from operations                9,670          4,522         16,393          8,755

Interest expense                        (85)          (268)          (162)          (530)
Other income                            443            211            808            444
                                  ---------      ---------      ---------      ---------
Income before income from
   affiliate and income taxes        10,028          4,465         17,039          8,669
Income from affiliate                                  853          1,049          1,670
                                  ---------      ---------      ---------      ---------
Income before income taxes           10,028          5,318         18,088         10,339

Income tax expense                    3,727          1,701          6,323          3,286
                                  ---------      ---------      ---------      ---------

Net income                        $   6,301      $   3,617      $  11,765      $   7,053
                                  =========      =========      =========      =========

Income per common share           $     .42      $     .30      $     .82      $     .58
                                  =========      =========      =========      =========

Weighted average common
   shares outstanding                15,105         12,201         14,382         12,076
                                  =========      =========      =========      =========


See accompanying notes.

                            PALM HARBOR HOMES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                           FOR THE SIX MONTHS ENDED
                                                          SEPTEMBER 27, SEPTEMBER 29,
                                                              1996          1995
                                                            --------      --------
                                                                  Unaudited
OPERATING ACTIVITIES
Net income                                                  $ 11,765      $  7,053
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                          2,070         1,309
        Deferred income taxes                                    (25)           41
        Income from affiliate                                 (1,049)       (1,670)
        Gain on disposition of assets                             (6)           (4)
        Changes in operating assets and liabilities:
           Trade accounts receivable                            (238)       (5,390)
           Due from affiliate                                  3,848        (2,213)
           Inventories                                        (8,106)       (1,376)
           Other current assets                                 (596)          520
           Other assets                                        6,541          (580)
           Accounts and flooring payable
              and accrued expenses                             4,863        10,543
                                                            --------      --------
Net cash provided by operating activities                     19,067         8,233

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (10,010)       (2,599)
Purchase of Energy Efficient Housing, Inc.,
    Standard Casualty Company and Newco
    Homes, Inc. (net of cash acquired
    and stock issued)                                         (3,284)         --
Purchases of short-term investments                           (6,989)         --
Sales of short-term investments                                9,040           510
Proceeds from disposition of assets                                6             4
                                                            --------      --------
Net cash used in investing activities                        (11,237)       (2,085)

FINANCING ACTIVITIES
Proceeds from sale of stock, net                                --           5,264
Principal payments on long-term debt                             (92)       (2,700)
Notes receivable from shareholders, net                          102          --
Net sales of treasury stock                                       34          --
                                                            --------      --------
Net cash provided by financing activities                         44         2,564
                                                            --------      --------

Net increase in cash and cash equivalents                      7,874         8,712
Cash and cash equivalents at beginning of period              23,441        11,421
                                                            --------      --------
Cash and cash equivalents at end of period                  $ 31,315      $ 20,133
                                                            ========      ========

Supplemental schedule of non-cash investing activities:
    Common stock issuance for acquisition of Energy
      Efficient Housing, Inc. and Newco Homes, Inc.         $ 25,998          --

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

    On August 1, 1996, the Company acquired the remaining 58.4% of Newco Homes, Inc. ("Newco"), a Texas-based retailer of manufactured homes. The Company had previously owned 41.6% of Newco's outstanding shares. The Company's purchase price for the remaining 58.4% of Newco's outstanding shares consisted of $17.3 million cash and 1,444,445 shares of the Company's common stock (after giving effect of the stock dividend below). Prior to the acquisition of the remaining 58.4% of Newco, the Company recorded its 41.6% equity interest in the net earnings of Newco as income from affiliate.


3.  Stock Dividend

    On July 12, 1996, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 26, 1996. The stock dividend was paid on August 2, 1996. Historical common share and per share data for all periods presented have been adjusted to reflect the stock split.

4.  Inventories
    Inventories consist of the following (in thousands):

                                                         SEPTEMBER 27,  MARCH 29,
                                                             1996         1996
                                                          ----------    --------
                                                          Unaudited

                Raw materials                             $ 7,283       $ 7,014
                Work in progress                            2,541         2,405
                Finished goods - manufacturing              1,477         1,062
                               - retail                    42,107         8,382
                                                          -------       -------
                                                          $53,408       $18,863
                                                          =======       =======


5.  Related Party Transaction

    In conjunction with the acquisition of Newco, the Company purchased certain properties from significant shareholders of the Company. The purchase price of $1,603,000 was based on independent appraisals.


6.  Flooring Payable

    The Company has revolving lines of credit totaling $67.4 million from financial institutions, with interest rates ranging from prime to prime plus one percent, for floor planning of homes at the Company's retail superstores. The Company had $34.0 million outstanding on these lines of credit as of September 27, 1996 compared to $3.4 million at March 29, 1996.

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  See pages 1 through 5.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.



                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                  SEPTEMBER 27, SEPTEMBER 29,  SEPTEMBER 27, SEPTEMBER 29,
                                      1996          1995          1996          1995
                                      -----         -----         -----         -----

Net sales                             100.0%        100.0%        100.0%        100.0%
Cost of products sold                  77.4          83.3          79.1          83.4
                                      -----         -----         -----         -----
     Gross profit                      22.6          16.7          20.9          16.6
Selling, general and
   administrative expenses             16.2          12.3          14.9          12.3
                                      -----         -----         -----         -----
      Income from operations            6.4           4.4           6.0           4.3
Interest expense                       (0.1)         (0.3)         (0.1)         (0.2)
Other income                            0.3           0.2           0.3           0.2
                                      -----         -----         -----         -----
Income before income from
   affiliate and income taxes           6.6           4.3           6.2           4.3
Income from affiliate                   0.0           0.8           0.4           0.8
Income tax expense                      2.5           1.6           2.3           1.6
                                      -----         -----         -----         -----
      Net income                        4.1%          3.5%          4.3%          3.5%
                                      =====         =====         =====         =====

       The following table reflects the percentage changes in retail sales by Company-owned superstores and in wholesale sales on a pro forma basis as if the results of Newco and Energy Efficient Housing were consolidated for both periods presented. It also shows percentage increases in the average number of Company-owned superstores and in average home price. Comparative percentages for the second quarters and six months ended September 27, 1996 and September 29, 1995 were as follows:

                                           Pro forma             Pro forma
                                        Second Quarter of    First Six Months of
                                       Fiscal 1997 vs 1996   Fiscal 1997 vs 1996
                                       -------------------   -------------------

Retail:
       Dollar sales                          +18.2%               +17.9
       Weighted average number
          of superstores                     +28.9%               +26.8
       Average home price                    + 9.6%               +10.2

Wholesale:
       Dollar sales                          +17.9%               +21.7
       Average home price                    + 8.0%               +6.4


THREE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 1995

       NET SALES. Net sales increased 47.9% to $152.7 million in the second quarter of fiscal 1997 from $103.2 million in the second quarter of fiscal 1996. Of this increase, 32.0% was a result of the acquisition of the remaining 58.4% of Newco. The 47.9% increase in net sales reflects a 25.5% increase in the volume of homes sold and a 17.8% increase in selling prices. In addition to the Company's acquisitions, the increase in volume and average selling prices also resulted from opening new retail superstores and increasing production at relatively new manufacturing facilities.

       GROSS PROFIT. Gross profit increased 99.6% to $34.5 million in the quarter ended September 27, 1996 compared to $17.3 million in the quarter ended September 29, 1995. During the same period, gross profit margin as a percentage of net sales increased to 22.6% compared to 16.7%. This increase was primarily the result of selling 35% of the Company's homes through Company-owned retail superstores in the second quarter of fiscal 1997 versus 8% in the second quarter of fiscal 1996. Additionally, the maturation of relatively new manufacturing facilities contributed to the positive gross margin trend.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 94.5% to $24.8 million in the quarter ended September 27, 1996 from $12.7 million in the quarter ended September 29, 1995, primarily due to operating expenses related to acquired superstores, increased sales and start-up expenses for a new manufacturing facility. As a percentage of net sales, selling, general and administrative expenses increased to 16.2% in the second quarter of fiscal 1997 from 12.3% in the second quarter of fiscal 1996. Of the 3.9% increase, approximately 2.0% related to performance compensation based on operating results at acquired superstores.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 113.8% to $9.7 million in the quarter ended September 27, 1996 compared to $4.5 million in the quarter ended September 29, 1995.

       INCOME FROM AFFILIATE. Income from affiliate was $0.85 million in the quarter ended September 29, 1995 compared to $0.0 in the quarter ended September 27, 1996. The decrease was due to consolidating Newco's operating results with the Company's operations in the second quarter of fiscal 1997. See "Acquisitions" in Notes to Consolidated Financial Statements.


SIX MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 29, 1995

       NET SALES. Net sales increased 35.4% to $273.5 million in the six months ended September 27, 1996 from $202.0 million in the six months ended September 29, 1995. Of this increase, 23.5% was a result of the acquisition of the remaining 58.4% of Newco and the April 1996 acquisition of Energy Efficient Housing, Inc. The 35.4% increase in net sales reflects a 19.3% increase in the volume of homes sold and a 13.5% increase in selling prices. The increase in volume and average selling prices is due to the Company's acquisitions, the opening of new retail superstores and increasing production at relatively new manufacturing facilities.

       GROSS PROFIT. Gross profit increased 70.0% to $57.1 million in the six months ended September 27, 1996 compared to $33.6 million in the six months ended September 29, 1995. During the same period, gross profit margin as a percentage of sales increased to 20.9% from 16.6%. This increase was primarily the result of selling 33% of the Company's produced homes through Company-owned retail superstores in the first six months of fiscal 1997 versus 8.0% in the first six months of fiscal 1996.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 63.9% to $40.7 million in the six months ended September 27, 1996 from $24.8 million in the six months ended September 29, 1995, primarily due to operating expenses related to the acquired superstores, increased sales and start-up expenses for a new manufacturing facility. As a percentage of net sales, selling, general and administrative expenses increased 2.6% to 14.9% in the six months ended September 27, 1996 from 12.3% in the six months ended September 29, 1995. Of the 2.6% increase, approximately 1.5% was related to performance compensation based on operating results at acquired superstores.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 87.2% to $16.4 million in the six months ended September 27, 1996 compared to $8.8 million in the six months ended September 29, 1995.

       INCOME FROM AFFILIATE. Income from affiliate decreased 37.2% to $1.0 million in the six months ended September 27, 1996 from $1.7 million in the six months ended September 29, 1995. The decrease was due to consolidating Newco's operating results with the Company's operations beginning in the second quarter of fiscal 1997. See "Acquisitions" in Notes to Consolidated Financial Statements.

       LIQUIDITY AND CAPITAL RESOURCES. On August 1, 1996, the Company acquired the remaining 58.4% of Newco Homes, Inc., a Texas-based retailer of manufactured homes. The Company had previously owned 41.6% of Newco's outstanding shares. The purchase price of the remaining 58.4% of Newco's shares consisted of $17.3 million in cash and 1,444,445 shares of the Company's common stock.

       The Company has revolving lines of credit totaling $67.4 million from financial institutions, with interest rates ranging from prime to prime plus one percent, for floor planning of homes at the Company's retail superstores. The Company had $34.0 million outstanding on these lines of credit as of September 27, 1996 compared to $3.4 million at March 29, 1996.

       The Company believes that cash flow from operations and floor plan financing will be adequate to support its working capital and planned capital expenditures in the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond the Company's control, no assurances can be given in this regard.

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

       Item 1.    Legal Proceedings - Not applicable

       Item 2.    Changes in Securities - Not applicable

       Item 3.    Defaults upon Senior Securities - Not applicable

       Item 4.    Submission of Matters to a Vote by Security Holders

                  a) The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on July 17, 1996.

                  b) The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

                          Lee Posey
                          Larry H. Keener
                          William R. Thomas
                          Walter D. Rosenberg, Jr.
                          Frederick R. Meyer
                          John H. Wilson
                          A. Gary Shilling

                  c) The tabulation of votes for each Director nominee was as follows:

                          Election of Directors:          For          Withheld

                          Lee Posey                    9,459,838        13,310
                          Larry H. Keener              9,459,838        13,310
                          William R. Thomas            9,459,838        13,310
                          Walter D. Rosenberg, Jr      9,459,838        13,310
                          Frederick R. Meyer           9,459,838        13,310
                          John H. Wilson               9,458,334        14,814
                          A. Gary Shilling             9,459,838        13,310

                  d) To appoint Ernst & Young LLP as independent auditors for the year ending March 28, 1997.

                                         For           Withheld      Abstaining
                                      9,469,049         1,938         2,161

       Item 5.    Other Information - Not applicable

       Item 6.    Exhibits and Reports on Form 8-K.

                  (a)     Exhibit 27 - Financial Data Schedule
                          (EDGAR filing only).

                  (b) A report on Form 8-K, dated July 5, 1996, was filed by the registrant; such Report contained information under Item 5 (Other Events) and included as an Exhibit under Item 7 a copy of a press release issued by the registrant.

                          A report on Form 8-K, dated August 1, 1996, was filed by the registrant; such Report contained information under Item 2 (Acquisition or Disposition of Assets) and included under Item 7 financial statements of businesses acquired and as Exhibits a copy of the merger documents and a press release issued by the registrant.

                          A report on Form 8-K/A, dated September 19, 1996, was filed by the registrant; such Report contained amended information under Item 7 financial statements of businesses acquired.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: November 11, 1996


                                                 Palm Harbor Homes, Inc.
                                                 -----------------------
                                                      (Registrant)


                                           By: /s/  KELLY TACKE
                                               ---------------------------------
                                                    Kelly Tacke
                                                    Chief Financial and
                                                    Accounting Officer




                                           By: /s/   LEE POSEY
                                               ---------------------------------
                                                     Lee Posey
                                                     Chairman & Chief
                                                     Executive Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
