Form 10-Q
period 1996-12-27
PALM HARBOR HOMES INC /FL/
filed 1997-02-04
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1996

Commission file number 0-26188


                            PALM HARBOR HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Florida                                                  59-1036634
---------------------------------------------           ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                       Identification Number)


              15303 Dallas Parkway, Suite 800, Dallas, Texas 75248
           --------------------------------------------------------
              (Address of principal executive offices) (Zip code)


                                  972-991-2422
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No _ and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on February 3, 1997 - 15,096,308.

                            PALM HARBOR HOMES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                               DECEMBER 27,     MARCH 29,
                                                  1996            1996
                                               -----------    -----------
                                                Unaudited
ASSETS
    Cash and cash equivalents                  $    29,615    $    23,441
    Investments                                      6,456          5,087
    Due from affiliate                                              3,848
    Receivables                                     43,948         33,052
    Inventories                                     58,006         18,863
    Other current assets                             5,016          4,693
                                               -----------    -----------
         Total current assets                      143,041         88,984


Other assets                                        34,906         19,535

Property, plant and equipment, net                  48,661         35,193
                                               -----------    -----------

TOTAL ASSETS                                   $   226,608    $   143,712
                                               ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts and flooring payable              $    71,217    $    34,748
    Accrued liabilities                             33,989         31,323
    Current portion of long-term debt                  197            186
                                               -----------    -----------
         Total current liabilities                 105,403         66,257
    Long-term debt, less current portion             3,634          3,784
    Deferred income taxes                            4,602          4,689
    Shareholders' equity:
      Common stock, $.01 par value                     151            109
      Additional paid-in capital                    48,994         23,012
      Retained earnings                             64,056         46,272
                                               -----------    -----------
                                                   113,201         69,393

      Less treasury shares                            (194)          (205)
    Notes receivable from shareholders                 (38)          (206)
                                               -----------    -----------
         Total shareholders' equity                112,969         68,982
                                               -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $   226,608    $   143,712
                                               ===========    ===========


See accompanying notes.

                            PALM HARBOR HOMES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                DECEMBER 27,   DECEMBER 29,   DECEMBER 27,   DECEMBER 29,
                                   1996           1995           1996           1995
                                -----------    -----------    -----------    -----------
                                         Unaudited                     Unaudited
Net sales                       $   150,796    $   104,976    $   424,248    $   306,989
Cost of products sold               117,415         87,291        333,756        255,703
Selling, general and
   administrative expenses           23,276         13,109         63,994         37,955
                                -----------    -----------    -----------    -----------
Income from operations               10,105          4,576         26,498         13,331

Interest expense                       (881)          (140)        (1,043)          (670)
Other income                            719            413          1,527            857
                                -----------    -----------    -----------    -----------
Income before income from
   affiliate and income taxes         9,943          4,849         26,982         13,518
Income from affiliate                                  761          1,049          2,431
                                -----------    -----------    -----------    -----------
Income before income taxes            9,943          5,610         28,031         15,949

Income tax expense                   (3,924)        (2,029)       (10,247)        (5,315)
                                -----------    -----------    -----------    -----------
Net income                      $     6,019    $     3,581    $    17,784    $    10,634
                                ===========    ===========    ===========    ===========
Income per common share         $       .40    $       .27    $      1.22    $       .86
                                ===========    ===========    ===========    ===========

Weighted average common
  shares outstanding                 15,103         13,155         14,617         12,435
                                ===========    ===========    ===========    ===========


See accompanying notes.

                            PALM HARBOR HOMES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          FOR THE NINE MONTHS ENDED
                                                          DECEMBER 27,   DECEMBER 29,
                                                             1996           1995
                                                          -----------    -----------
                                                                   Unaudited
OPERATING ACTIVITIES
Net income                                                $    17,784    $    10,634
  Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                          3,439          2,196
         Deferred income taxes                                   (120)            86
         Income from affiliate                                 (1,049)        (2,431)
         (Gain)loss on disposition of assets                      (21)            33
         Changes in operating assets and liabilities:
         Trade accounts receivable                              4,608           (870)
         Due from affiliate                                     3,848         (1,401)
         Inventories                                          (12,704)        (3,583)
         Other current assets                                      26            536
         Other assets                                           7,060         (1,391)
         Accounts and flooring payable
            and accrued expenses                                 (665)        (1,448)
                                                          -----------    -----------
Net cash provided by operating activities                      22,206          2,361

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (14,120)        (3,578)
Purchase of Energy Efficient Housing, Inc.,
  Standard Casualty Company and Newco
  Homes, Inc. (net of cash acquired
  and stock issued)                                            (3,284)
Purchases of short-term investments                           (10,370)        (3,314)
Sales of short-term investments                                11,655
Proceeds from disposition of assets                                21             28
                                                          -----------    -----------
Net cash used in investing activities                         (16,098)        (6,864)

FINANCING ACTIVITIES
Proceeds from sale of stock, net                                              21,508
Principal payments on long-term debt                             (139)        (5,700)
Notes receivable from shareholders, net                           168           (254)
Net sales (purchases) of treasury stock                            37           (102)
                                                          -----------    -----------
Net cash provided by financing activities                          66         15,452
                                                          -----------    -----------

Net increase in cash and cash equivalents                       6,174         10,949
Cash and cash equivalents at beginning of period               23,441         11,421
                                                          -----------    -----------
Cash and cash equivalents at end of period                $    29,615    $    22,370
                                                          ===========    ===========

Supplemental schedule of non-cash investing activities:
  Common stock issuance for acquisition of Energy
       Efficient Housing, Inc. and Newco Homes, Inc.      $    25,998

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

4.     Inventories

       Inventories consist of the following (in thousands):

                                                         DECEMBER 27, MARCH 29,
                                                            1996        1996
                                                         ----------  -----------
                        Raw materials                     $  6,982   $   7,014
                        Work in progress                     2,562       2,405
                        Finished goods - manufacturing         195       1,062
                                       - retail             48,267       8,382
                                                          --------   ---------
                                                          $ 58,006   $  18,863
                                                          ========   =========



5.     Flooring Payable

       The Company has revolving lines of credit totaling $67.5 million from financial institutions, with interest rates ranging from prime to prime plus one percent, for floor planning of homes at the Company's retail superstores. The Company had $38.7 million outstanding on these lines of credit as of December 27, 1996 compared to $3.4 million at March 29, 1996.


6.     Reclassifications

       Certain prior period amounts have been reclassified to conform to the current period presentation.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.



                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                      DECEMBER 27,    DECEMBER 29,    DECEMBER 27,    DECEMBER 29,
                                          1996            1995            1996            1995
                                      -----------     -----------     -----------     -----------
      Net sales                             100.0%          100.0%          100.0%          100.0%
      Cost of products sold                  77.9            83.1            78.7            83.3
                                      -----------     -----------     -----------     -----------
           Gross profit                      22.1            16.9            21.3            16.7
      Selling, general and
         administrative expenses             15.4            12.5            15.1            12.4
                                      -----------     -----------     -----------     -----------
            Income from operations            6.7             4.4             6.2             4.3
      Interest expense                       (0.6)           (0.1)           (0.2)           (0.2)
      Other income                            0.5             0.3             0.4             0.3
                                      -----------     -----------     -----------     -----------
      Income before income from
         affiliate and income taxes           6.6             4.6             6.4             4.4
      Income from affiliate                   0.0             0.7             0.2             0.8
      Income tax expense                     (2.6)           (1.9)           (2.4)           (1.7)
                                      -----------     -----------     -----------     -----------
            Net income                        4.0%            3.4%            4.2%            3.5%
                                      ===========     ===========     ===========     ===========

      The following table reflects the percentage changes in retail sales by Company-owned superstores and in wholesale sales on a pro forma basis as if the results of Newco and Energy Efficient Housing were consolidated for both periods presented. It also shows percentage increases in the average number of Company-owned superstores and in average home price. Comparative percentages for the third quarters and nine months ended December 27, 1996 and December 29, 1995 were as follows:

                                                      Pro forma                         Pro forma
                                                   Third Quarter of                First Nine Months of
                                                  Fiscal 1997 vs 1996               Fiscal 1997 vs 1996
                                                  -------------------               -------------------
Retail:
      Dollar sales                                     +27.2%                           +20.8%
      Weighted average number
         of superstores                                +36.8%                           +30.2%
      Average home price                                +7.2%                            +9.3%

Wholesale:
      Dollar sales                                     +12.9%                           +18.7%
      Average home price                               + 0.7%                            +4.4%


THREE MONTHS ENDED DECEMBER 27, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 1995

      NET SALES. Net sales increased 43.7% to $150.8 million in the third quarter of fiscal 1997 from $105.0 million in the third quarter of fiscal 1996. Of this increase, 30.2% was a result of the acquisition of the remaining 58.4% of Newco. The 43.7% increase in net sales reflects an 18.2% increase in the volume of homes sold and a 25.5% increase in the number of the Company's homes sold through Company-owned retail superstores. In addition to the Company's acquisitions, the increase in volume and retail sales of the Company's homes through Company-owned superstores resulted from the opening of new retail superstores and an increase in production at manufacturing facilities.

      GROSS PROFIT. Gross profit increased 88.8% to $33.4 million in the quarter ended December 27, 1996 compared to $17.7 million in the quarter ended December 29, 1995. During the same period, gross profit margin as a percentage of net sales increased to 22.1% compared to 16.9%. This increase was primarily the result of selling 33% of the Company's homes through Company-owned retail superstores in the third quarter of fiscal 1997 versus 7% in the third quarter of fiscal 1996.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 77.6% to $23.3 million in the quarter ended December 27, 1996 from $13.1 million in the quarter ended December 29, 1995, primarily due to operating expenses related to acquired superstores and increased sales. As a percentage of net sales, selling, general and administrative expenses increased to 15.4% in the third quarter of fiscal 1997 from 12.5% in the third quarter of fiscal 1996. Of the 2.9% increase, approximately 1.7% was related to performance compensation based on operating results at acquired superstores.

      INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 120.8% to $10.1 million in the quarter ended December 27, 1996 compared to $4.6 million in the quarter ended December 29, 1995.

      INCOME FROM AFFILIATE. Income from affiliate was $0.76 million in the quarter ended December 29, 1995 compared to $0.0 in the quarter ended December 27, 1996. The decrease was due to consolidating Newco's operating results with the Company's operations beginning in the second quarter of fiscal 1997. See "Acquisitions" in Notes to Condensed Consolidated Financial Statements.


NINE MONTHS ENDED DECEMBER 27, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 29, 1995

      NET SALES. Net sales increased 38.2% to $424.2 million in the nine months ended December 27, 1996 from $307.0 million in the nine months ended December 29, 1995. Of this increase, 21.1% was a result of the acquisition of the remaining 58.4% of Newco. The 38.2% increase in net sales reflects an 18.9% increase in the volume of homes sold and a 24.9% increase in the number of the Company's homes sold through Company-owned retail superstores. In addition to the Company's acquisitions, the increase in volume and retail sales of the Company's homes through Company-owned superstores resulted from the opening of new retail superstores and an increase in production at manufacturing facilities.

      GROSS PROFIT. Gross profit increased 76.5% to $90.5 million in the nine months ended December 27, 1996 compared to $51.3 million in the nine months ended December 29, 1995. During the same period, gross profit margin as a percentage of sales increased to 21.3% from 16.7%. This increase was primarily the result of selling 33% of the Company's homes through Company-owned retail superstores in the first nine months of fiscal 1997 versus 8% in the first nine months of fiscal 1996.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 68.6% to $64.0 million in the nine months ended December 27, 1996 from $38.0 million in the nine months ended December 29, 1995, primarily due to operating expenses related to the acquired superstores, increased sales and start-up expenses for a new manufacturing facility. As a percentage of net sales, selling, general and administrative expenses increased to 15.1% in the nine months ended December 27, 1996 from 12.4% in the nine months ended December 29, 1995. Of the 2.7% increase, approximately 1.6% was related to performance compensation based on operating results at acquired superstores.

      INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 98.8% to $26.5 million in the nine months ended December 27, 1996 compared to $13.3 million in the nine months ended December 29, 1995.

      INCOME FROM AFFILIATE. Income from affiliate decreased 56.9% to $1.0 million in the nine months ended December 27, 1996 from $2.4 million in the nine months ended December 29, 1995. The decrease was due to consolidating Newco's operating results with the Company's operations beginning in the second quarter of fiscal 1997. See "Acquisitions" in Notes to Condensed Consolidated Financial Statements.

      LIQUIDITY AND CAPITAL RESOURCES. The Company has revolving lines of credit totaling $67.5 million from financial institutions, with interest rates ranging from prime to prime plus one percent, for floor planning of homes at the Company's retail superstores. The Company had $38.7 million outstanding on these lines of credit as of December 27, 1996 compared to $3.4 million at March 29, 1996.

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

FORWARD-LOOKING INFORMATION

      Certain statements contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Management is unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.

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

                 (b)    Reports on Form 8-K - Not applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 3,1997

                                                  Palm Harbor Homes, Inc.
                                             ----------------------------------
                                                        (Registrant)

                                          By:   /s/  Kelly Tacke
                                             ----------------------------------
                                                Kelly Tacke
                                                Chief Financial and Accounting
                                                Officer


                                          By:   /s/  Lee Posey
                                             ----------------------------------
                                                Lee Posey
                                                Chairman and Chief Executive
                                                Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
