Form 10-K405
period 1997-03-28
PALM HARBOR HOMES INC /FL/
filed 1997-06-17
CIK 923473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              [NO FEE REQUIRED]
       For the fiscal year ended March 28, 1997
                                       OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              [NO FEE REQUIRED]
       For the transition period from     to
                                      ----   ----

                         Commission File Number 0-24268

                               ------------------

                            PALM HARBOR HOMES, INC.
             (Exact name of registrant as specified in its charter)

       FLORIDA                                    59-1036634
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    identification no.)

15303 DALLAS PARKWAY, SUITE 800, DALLAS, TEXAS        75248
(Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code:  (972) 991-2422

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----      -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 6, 1997, was $166,551,843 based on the closing price on that date of the Common Stock as quoted on the Nasdaq National Market.

       As of June 6, 1997, 15,096,313 shares of the registrant's Common Stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the year ended March 28, 1997, are incorporated by reference in Parts II and IV.

       Portions of the registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held June 24, 1997 are incorporated by reference in Part III.
================================================================================

       This report contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, those regarding the growth and financing strategies of Palm Harbor Homes, Inc. (the "Company"), projections of revenues, income or other financial items, the effective implementation of the Company's business or growth strategy, the adequacy of the Company's capital resources and other statements regarding trends relating to the manufactured home industry, and various other items involving known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; demographic changes; competitive product, advertising, promotional and pricing activity; raw material and labor costs and availability; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; relationships with customers or dealers; the availability, terms and development of capital; changes in or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; the difficulty of forecasting sales at certain times in certain markets; and government regulation.

                                    PART I.

ITEM 1.       BUSINESS

GENERAL

       Palm Harbor Homes, Inc. (the "Company") is one of the largest producers of multi-section manufactured homes in the United States. The Company's operations are vertically integrated and encompass manufacturing, marketing, financing and insurance. At March 28, 1997, the Company operated 15 manufacturing facilities that sell homes through retailers in 34 states including approximately 600 independent retail sales centers and 54 Company-owned superstores.

       At March 28, 1997, the Company owned and operated 54 superstores in Florida, Indiana, Louisiana, New Mexico, North Carolina, Ohio, Oregon, South Carolina, Texas and Washington, and had options to acquire five additional superstores. The Company took significant steps in fiscal year 1997 toward its plan to increase sales through Company-owned superstores. Effective April 1, 1996, the Company exercised an option to acquire the retail operations of Energy Efficient Housing, Inc. ("EEH"), which added eight superstores in North Carolina to the Company's portfolio. Additionally, on August 1, 1996, Newco Homes, Inc. ("Newco"), a Texas-based retailer, of which the Company was a co-founder and a 41.6% stockholder, was acquired by the Company. Newco's operations consisted of 21 retail superstores principally located in Texas and New Mexico, many of which had operated under the name "Palm Harbor Village." In connection with the acquisition, Newco's shareholders received $17.3 million in cash and 1,444,445 shares of the Company's common stock. The Company's retail operations are modeled after those of Newco, and management believes it now owns the leading retail sales centers for multi-section manufactured homes in Texas, based upon 1996 sales and unit volume.

       Through its subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company offers installment financing to purchasers of manufactured homes sold by Company-owned superstores. The Company believes that the ability to finance its home sales will potentially provide it with an advantage over certain of its competitors and create a source of additional earnings.

       Through its subsidiary, Standard Casualty Company, which was acquired by the Company in May 1996, the Company writes property and casualty insurance for owners of manufactured homes. Management of the Company believes that having the internal capability to provide this type of insurance complements the services of CountryPlace and will be additive to earnings.

PRODUCTS

       The Company manufactures a variety of single and multi-section homes under various brand names including Palm Harbor(R), Masterpiece, Keystone, River Bend and Windsor Homes(TM). Palm Harbor offers over 150 floor plans and approximately 67% of the homes produced by the Company are structurally or decoratively customized to the home buyer's specifications. Although the Company produces a wide retail price range of homes, the average retail price (excluding land) of the Company's homes is approximately $56,000 and approximately 81% of the Company's homes are multi-section.

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

MANUFACTURING OPERATIONS

       The Company's homes are currently manufactured at 15 facilities located in Alabama, Arizona, Florida, Georgia, North Carolina, Ohio, Oregon and Texas. A typical Company manufacturing facility has approximately 100,000 square feet of floor space, and employs approximately 225 associates.

       The Company's facilities generally operate on a one shift per day, five days per week basis, and the Company currently manufactures a typical home in approximately three to five days. The Company's facilities have the capacity to produce an aggregate of approximately 143 sections per day. The current rate of production is 105 sections per day. The Company believes that its overall production will continue to increase as the new manufacturing facilities opened in Georgia and Oregon during the past 24 months mature and the associates employed at these facilities gain experience in the Company's operating procedures.

       The following table sets forth the total sections produced and homes sold, as well as the number of manufacturing facilities operated by the Company, for the fiscal years indicated:


                                    1993        1994         1995         1996         1997
                                    ----        ----         ----         ----         ----
Homes sold:
       Single-section   . . . .    1,382       1,327        1,474        2,192        2,781
       Multi-section  . . . . .    4,831       6,661        8,723        9,983       11,092
                                   -----       -----        -----        -----       ------
Total homes sold  . . . . . . .    6,213       7,988       10,197       12,175       13,873
                                   =====       =====       ======       ======       ======


Sections produced . . . . . . .   11,162      14,815       19,163       22,049       24,545
Manufacturing facilities
       (at end of fiscal year)         9          12           13           14           15

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

       The Company's backlog of orders as of May 30, 1997 was approximately $13 million, as compared to approximately $47 million as of May 31, 1996. Since retailers may cancel orders prior to production without penalty, the Company does not consider its order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the housing market, the level of backlog generally declines during the winter months.

       The principal materials used in the production of the Company's homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. The Company believes that the materials used in the production of its homes are readily available at competitive prices from a wide variety of suppliers. Two suppliers, which accounted for more than 5% of the Company's total purchases during the Company's fiscal year ended March 28, 1997, represented approximately 10.4% and 6.7%, respectively, of total purchases during such fiscal year. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on its business.

RETAIL OPERATIONS

       The Company's homes are sold through a distribution network consisting of (i) superstores owned by the Company; and (ii) independent retailers. The following table sets forth the number of homes sold by the Company through each of these distribution channels, as well as the number of superstores and retail sales centers in each channel, during the past three fiscal years:

                                                   Fiscal Year Ended
                               ---------------------------------------------------------
                                  March 31,            March 29,            March 28,
                                     1995                1996                  1997
                               -----------------   -----------------   -----------------
 Homes sold by retailers:

 Company- owned  . . . . .             580                1,055                 5,211
 Independent . . . . . . .           9,617               11,120                 8,662
                                     -----               ------                 -----

                Total  . .          10,197               12,175                13,873
                                    ======               ======                ======
 Number of sales centers:

 Company- owned  . . . . .               9                   16                    54
 Independent . . . . . . .             540                  628                   600
                                       ---                  ---                   ---
                Total  . .             549                  644                   654
                                       ===                  ===                   ===

       Based in part on the experience gained in the development of Newco, the Company originally established wholly-owned superstores in 1992, and, following the acquisitions of EEH and Newco, currently has 54 superstores in Florida, Indiana, Louisiana, New Mexico, North Carolina, Ohio, Oregon, South Carolina , Texas and Washington. The Company plans to add 10 to 15 retail superstores in fiscal 1998.

       The Company's independent retailer network principally consists of local retailers, developers that market land/home packages and developers of retirement lifestyle communities. No single independent retailer accounted for 5% or more of the Company's net sales during fiscal 1997. The Company provides comprehensive sales training to its retail sales associates and brings them to the manufacturing facilities for product training and to view new product designs as they are developed. These training seminars, known as "Palm Harbor University," facilitate the sale of the Company's homes by increasing the skill and knowledge of the retail sales consultants. In addition, the Company displays its products in trade shows and supports its retailers through the distribution of floor plan literature, brochures, decor boards, banners and videos.

         The Company's five largest retailers (including Company-owned or affiliated superstores) accounted for approximately 33% of net sales in fiscal 1997. The Company's retailer arrangements are terminable at will by either party without penalty.

MARKETS SERVED

        Management believes that the Company's broad geographic presence lessens the impact of adverse economic trends specific to any one region, while at the same time enabling the Company to capitalize on favorable regional economic trends. During the fiscal year ended March 28, 1997, the percentage of the Company's revenues by region was as follows:

                                                                                          PERCENTAGE OF
REGION                                       PRIMARY STATES                             REVENUE BY REGION
---------             ------------------------------------------------------------      -----------------
Southeast             Florida, North Carolina, Alabama, Georgia, South Carolina,
                      Mississippi, Tennessee, Virginia                                           44.0%
Central               Texas, Oklahoma, Louisiana                                                 27.0
West                  New Mexico, Arizona, Colorado, Oregon, Washington, Idaho,
                      Montana, Nevada, Utah                                                      23.0
Midwest               Ohio, Michigan, Indiana, Kentucky, West Virginia, Illinois                  6.0
                                                                                                ------
                                                                                                100.0%
                                                                                                ======

       Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 250-mile radius. Each of the Company's manufacturing facilities typically serves 20 to 65 retailers, and the facility sales staff maintains personal contact with each retailer, whether Company owned or independent. The Company's decentralized operations allow it to be more responsive to retailers' concerns with respect to leadership in product innovation, local home design and customer satisfaction.

CONSUMER FINANCING

       Historically, the Company has facilitated retail sales of its homes by maintaining relationships with conventional lenders. While the Company intends to maintain its relationships with conventional lenders, it believes that the ability to provide financing to its customers on competitive terms will not only improve its responsiveness to the financing needs of prospective purchasers, but will also provide an additional source of earnings for the Company. The Company offers through CountryPlace a variety of financing options, including customary retail installment sales contracts, land in lieu of down payment and land/home financing to best suit the needs of its retail customers. Financing services by CountryPlace are currently being offered through Company-owned or affiliated superstores.

       Loan applications originate at the superstore and are forwarded to CountryPlace for final credit approval. CountryPlace then assigns the approved loan contracts to one of two national consumer finance companies. CountryPlace and the national consumer finance companies share on a predetermined basis the interest income and losses resulting from the majority of the loans unless the loan is also secured by the related land, whereby the national consumer finance companies assume all losses.

       Retail installment loans assigned by CountryPlace are serviced and administered by the national consumer finance companies. CountryPlace's share of the interest income is, in part, in consideration for the following services provided by CountryPlace: (i) contract origination services, including the training of retailers with respect to the loan evaluation process; (ii) receipt and processing of the retail installment sale contracts; (iii) collection assistance with delinquent accounts, upon the request of the finance company; and (iv) repossession assistance.

RETAILER INVENTORY FINANCING

       In accordance with manufactured housing industry practice, substantially all retailers finance all or a portion of their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the retailer customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which generally ranges from 12 to 18 months). The price at which the Company may be obligated to repurchase a home under these agreements is based upon the Company's original invoice price plus certain administrative and shipping expenses. The Company's obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.

       The risk of loss under such repurchase agreements is mitigated by the fact that (i) a majority of the homes sold by the Company to independent retailers are pre-sold to specific retail customers; (ii) the Company monitors each retailer's inventory position on a regular basis; (iii) sales of the Company's manufactured homes are spread over a large number of retailers, (iv) none of the Company's independent retailers accounted for more than 5% of the Company's net sales in fiscal 1997; (v) the price the Company is obligated to pay declines over time; and (vi) the Company is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. The Company estimates that its potential obligations under such repurchase agreements was approximately $121 million as of March 28, 1997. During the fiscal years ended March 31, 1995, March 29, 1996, and March 28, 1997, net expenses (income) incurred by the Company under these repurchase agreements totaled $22,000, ($3,000), and $55,000, respectively.

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

GOVERNMENT REGULATION

       The Company's manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended (the "Home Construction Act"). In 1976, HUD issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to continual change. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews the Company's manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose the Company to a wide variety of sanctions, including mandated closings of Company manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements.

       Manufactured and site-built homes are all typically built with paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-associated risks. The Environmental Protection Agency (the "EPA") and other governmental agencies have in the past evaluated the effects of formaldehyde. The Company uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and believes it otherwise complies with HUD and other applicable government regulations in this regard.

       The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

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

       A variety of laws affect the financing of manufactured homes by the Company. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Installment sales contracts eligible for inclusion in a Government National Mortgage Association program are subject to the credit underwriting requirements of the Federal Housing Association. A variety of state laws also regulate the form of the installment sale contracts or financing documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts or financing documents. The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

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

ASSOCIATES

       As of March 28, 1997, the Company had approximately 4,010 associates. All of the Company's associates are non-union. The Company has not experienced any labor-related work stoppages, and believes that its relationship with its associates is good.

ITEM 2.       PROPERTIES

       The Company's homes are currently manufactured at 15 facilities in eight states. The Company owns substantially all of its machinery and equipment.
The Company believes its facilities are adequately maintained and suitable for the purposes for which they are used. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                                     COMMENCEMENT                               APPROXIMATE
       STATE                   CITY                  OF PRODUCTION          OWNED/LEASED        SQUARE FEET
       -----                   ----                 --------------          ------------        -----------
      Alabama                  Boaz                 December 1986              Leased                97,683
                                                     January 1993              Leased                75,164


      Arizona                  Tempe                 January 1978              Owned                103,500
                            Casa Grande                  (1)                   Owned                 90,000

      Florida               Plant City              September 1981             Owned                 93,600
                                                      June 1985                Owned                 87,200

      Georgia                LaGrange                August 1996               Owned                200,000

   North Carolina            Albemarle               January 1994              Owned                112,700
                            Siler City               January 1988              Owned                 91,200
                                                      July 1996                Leased                40,000

        Ohio                  Sabina                 January 1988              Owned                 85,000


       Oregon               Millersburg               April 1995               Owned                168,650

       Texas                  Austin                 January 1981              Owned                103,800
                                                      April 1992               Owned                 77,000
                             Burleson                 June 1993                Owned                 94,300
                            Fort Worth                April 1993               Owned                121,300
                               Buda                 November 1994              Owned                 88,275


------------------
(1) Production is expected to commence in July 1997.

       In addition to its production facilities, the Company owns certain properties upon which 18 of its retail superstores are located. The Company also leases approximately 24,000 square feet of office space in Dallas, Texas as its corporate headquarters. The Company's corporate headquarters lease expires in 2003.

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

       The Company's Tempe facility is partially located within a large area that has been identified by the Environmental Protection Agency ("EPA") as the Indian Bend Wash Area Superfund Site (the "Indian Bend Superfund Site"). Under federal law, certain persons known as potentially responsible parties ("PRPs") may be held strictly liable on a joint and several basis for all cleanup costs and natural resource damages associated with the release of hazardous substances from a facility. The average cost to clean up a site listed on the National Priorities List is over $30 million. The Indian Bend Superfund Site is listed on the National Priorities List. Groups of PRPs may include current owners and operators of a facility, owners and operators of a facility at the time of disposal of hazardous substances, transporters of hazardous substance and those who arrange for the treatment or disposal of hazardous substances at a site. No government agency, including the EPA, has indicated that the Company has been or will be named as a PRP or that it is otherwise responsible for the contamination present at the Indian Bend Superfund Site. In general, although no assurance can be given as to the future actions of either the EPA or PRPs who may incur cleanup costs related to this site, the Company does not believe that its ownership of property partially located within the Indian Bend Superfund Site will have a material adverse effect on its results of operations or financial condition.

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


                                    PART II.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

       The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "PHHM" since July 31, 1995, the date on which the Company completed its initial public offering. The following table sets forth, for the period indicated, the high and low sales information per share of the Common Stock as reported on the Nasdaq National Market.

 FISCAL 1997                                                    HIGH        LOW
 -----------                                                    ----        ---
 First Quarter . . . . . . . . . . . . . . . . . . . . . .      $26.60       $19.20

 Second Quarter* . . . . . . . . . . . . . . . . . . . . .      $31.50       $24.40

 Third Quarter . . . . . . . . . . . . . . . . . . . . . .      $30.75       $25.25

 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .      $28.00       $22.00



 FISCAL 1996                                                    HIGH        LOW
 -----------                                                    ----        ---

 Second Quarter (from July 31) . . . . . . . . . . . . . .      $14.20        $8.80

 Third Quarter . . . . . . . . . . . . . . . . . . . . . .      $18.00       $13.00

 Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .      $20.60       $15.20


----------

*On July 12, 1996, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 26, 1996. The stock dividend was paid on August 2, 1996.

       On June 6, 1997, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $29.00. As of June 6, 1997, there were approximately 1,164 record holders of the Common Stock, and approximately 3,500 holders of the Common Stock overall based on an estimate of the number of individual participants represented by security position listings.

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

ITEM 6.       SELECTED FINANCIAL DATA

       Information with respect to this Item 6 is incorporated herein by reference from page 13 of the Company's Annual Report to Shareholders for the year ended March 28, 1997, such pages being filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Information with respect to this Item 7 is incorporated herein by reference from pages 14 through 17 of the Company's Annual Report to Shareholders for the year ended March 28, 1997, such pages being filed as
Exhibit 13.1 hereto.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's financial statements for the year ended March 28, 1997 are listed in the accompanying Index to Consolidated Financial Statements at page F-1 and are incorporated by reference from pages 18 through 29 of the Company's Annual Report to Shareholders for the year ended March 28, 1997, such pages being filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) Information with respect to the Company's Board of Directors and executive officers is incorporated by reference from pages 2 through 5 of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on May 23, 1997 in connection with the Annual Meeting of Shareholders to be held June 24, 1997.

       (b) Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, no person who, at any time during the most recent fiscal year was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.


ITEM 11.      EXECUTIVE COMPENSATION

       Information with respect to executive compensation is incorporated by reference from pages 4 and 5 of the Company's definitive Proxy Statement filed May 23, 1997 in connection with the Annual Meeting of Shareholders to be held June 24, 1997.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from page 8 of the Company's definitive Proxy Statement filed May 23, 1997 in connection with the Annual Meeting of Shareholders to be held June 24, 1997.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information with respect to certain relationships and related transactions is incorporated by reference from page 7 of the Company's definitive Proxy Statement filed May 23, 1997 in connection with the Annual Meeting of Shareholders to be held June 24, 1997.

                                    PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

       (a)    (1)    Financial Statements

              The Company's financial statements for the year ended March 28, 1997 are listed in the accompanying Index to Consolidated Financial Statements at page F-1 and are incorporated herein by reference from pages 18 through 29 of the Company's Annual Report to Shareholders for the year ended March 28, 1997.

              (2)    Financial Statement Schedules

                     None

              (3)    Index to Exhibits


Exhibit
  No. -       Description
------
3.1           Amended and Restated Articles of Incorporation (Incorporated by
              reference to Exhibit 3.1 to the Registrant's Registration
              Statement on Form  S-1, Registration No. 33-79164)



  3.2      Articles of Amendment (Incorporated by  reference to Exhibit 3.2 to the  Registrant's
           Registration Statement on Form S-1, Registration No. 33-79164)
  3.3      Restated  Bylaws  (Incorporated by  reference  to  Exhibit  3.3  to the  Registrant's
           Registration Statement on Form S-1, Registration No. 33-79164)
  4.1      Form  of Common Stock Certificate  (Incorporated by reference  to Exhibit  4.1 to the
           Registrant's Registration Statement on Form S-1, Registration No. 33-79164)
 10.1      Associate Stock  Purchase  Plan (Incorporated  by reference  to Exhibit  10.2 to  the
           Registrant's Registration Statement on Form S-1, No. 33-97676)
 10.2      Form of Indemnification  Agreement between the Company and  each of its directors and certain  officers (Incorporated  by  reference to  Exhibit  10.4 to  the Registrant's
           Registration Statement on Form S-1, Registration No. 33-79164)
 10.3      Compensation Agreement between the Company  and Lee Posey (Incorporated  by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1,  Registration
           No. 33-79164)
 10.4      Amendment to Compensation Agreement between  the Company and Lee  Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration  Statement on Form S-1,
           No. 33-97676)
 10.5      Agreement  and Plan of  Merger, dated as of  June 30, 1996, by  and among Palm Harbor
           Homes, Inc.,   Newco Homes, Inc.,  Scott W. Chaney,  Christopher M. Finke, Thomas  B.
           Kesterson and Joseph  H. Kesterson (Incorporated by  reference to Exhibit 2.1  to the
           Registrant's Current Report  on Form 8-K dated August 1, 1996 (File No. 0-24268))
 10.6      Amendment No. 1 to Agreement  and Plan of Merger, dated August 1, 1996  (Incorporated by reference  to Exhibit  2.2 to the Registrant's  Current Report  on  Form 8-K dated
           August 1, 1996 (File No. 0-24268))
*13.1      Selected pages  of the  Company's Annual Report  to Shareholders  for the year  ended
           March 28, 1997
*21.1      List of Subsidiaries
*23.1      Consent of Ernst & Young LLP
 24.1      Power of Attorney (included on the signature page of the Report)
*27.1      Financial Data Schedule [Filed in electronic format only]



* Filed herewith

---------------------------
       (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.
       (c)    See Item 14(a)(3) above.
       (d)    None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of
Part II from pages 18 through 29 of the Company's Annual Report to Shareholders for the year ended March 28, 1997):

       Consolidated Balance Sheets as of March 29, 1996 and March 28, 1997 Consolidated Statements of Income for the years ended March 31, 1995,
              March 29, 1996 and  March 28, 1997
       Consolidated Statements of Shareholders' Equity for the years ended
              March 31, 1995, March 29, 1996 and March 28, 1997
       Consolidated Statements of Cash Flows for the years ended
              March 31, 1995, March 29, 1996 and March 28, 1997
       Notes to  Consolidated Financial Statements
       Report of Independent Auditors

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 13, 1997                                     PALM HARBOR HOMES, INC.


                                                  /s/ Lee Posey
                                                  ------------------------------
                                                  Lee Posey, Chairman of the
                                                  Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 28, 1997 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

              SIGNATURES                                 TITLE                         DATE
              ----------                                 -----                         ----
 /s/ Lee Posey                         Chairman of the Board and Director          June 13, 1997
 ------------------------------------  (Principal Executive Officer)
 Lee Posey

 /s/ Larry Keener                      Chief Executive Officer, President,         June 13, 1997
 ------------------------------------  Chief Operating Officer and Director
 Larry Keener

 /s/ Scott W. Chaney                   Executive Vice President and Director       June 13, 1997
 ------------------------------------
 Scott W. Chaney

 /s/ Kelly Tacke                       Vice President-Finance, Chief Financial     June 13, 1997
 ------------------------------------  Officer and Secretary  (Principal
 Kelly Tacke                           Financial and Accounting Officer)

 /s/ William R. Thomas                 Director                                    June 13, 1997
 ------------------------------------
 William R. Thomas

 /s/ Walter D. Rosenberg, Jr.          Director                                    June 13, 1997
 ------------------------------------
 Walter D. Rosenberg, Jr.

 /s/ Frederick R. Meyer                Director                                    June 13, 1997
 ------------------------------------
 Frederick R. Meyer

 /s/ John H. Wilson                    Director                                    June 13, 1997
 ------------------------------------
 John H. Wilson

 /s/ A. Gary  Shilling                 Director                                    June 13, 1997
 ------------------------------------
 A. Gary Shilling


                                INDEX TO EXHIBITS
Exhibit
  No.      Description
-------    -----------
  3.1      Amended and Restated Articles of Incorporation (Incorporated by reference to  Exhibit
           3.1 to  the Registrant's  Registration Statement on  Form S-1,  Registration No.  33-
           79164)
  3.2      Articles  of Amendment (Incorporated by reference  to Exhibit 3.2 to the Registrant's
           Registration Statement on Form S-1, Registration No. 33-79164)
  3.3      Restated  Bylaws  (Incorporated  by  reference to  Exhibit  3.3  to the  Registrant's
           Registration Statement on Form S-1, Registration No. 33-79164)
  4.1      Form of  Common Stock Certificate (Incorporated  by reference to  Exhibit 4.1  to the
           Registrant's Registration Statement on Form S-1, Registration No. 33-79164)
 10.1      Associate  Stock Purchase  Plan (Incorporated  by reference  to  Exhibit 10.2  to the
           Registrant's Registration Statement on Form S-1, No. 33-97676)
 10.2      Form of Indemnification  Agreement between the Company and  each of its directors and certain officers  (Incorporated by  reference  to Exhibit  10.4 to  the  Registrant's
           Registration Statement on Form S-1, Registration No. 33-79164)
 10.3      Compensation Agreement between  the Company and Lee Posey (Incorporated  by reference to Exhibit 10.7 to the  Registrant's Registration Statement on Form S-1, Registration
           No. 33-79164)
 10.4      Amendment to Compensation  Agreement between the Company and Lee  Posey (Incorporated by  reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1,
           No. 33-97676)
 10.5      Agreement and Plan  of Merger, dated as of   June 30, 1996, by  and among Palm Harbor
           Homes, Inc.,  Newco Homes,  Inc., Scott W.  Chaney, Christopher M.  Finke, Thomas  B.
           Kesterson and  Joseph H. Kesterson (Incorporated  by reference to Exhibit  2.1 to the
           Registrant's Current Report on Form 8-K dated August 1, 1996 (File No. 0-24268))
 10.6      Amendment No. 1 to  Agreement and Plan of Merger, dated August  1, 1996 (Incorporated by reference  to Exhibit  2.2 to the  Registrant's Current  Report on Form  8-K dated
           August 1, 1996 (File No. 0-24268))
*13.1      Selected pages  of the  Company's Annual Report  to Shareholders for  the year  ended
           March 28, 1997
*21.1      List of Subsidiaries
*23.1      Consent of Ernst & Young LLP
 24.1      Power of Attorney (included on the signature page of the Report)
*27.1      Financial Data Schedule [Filed in electronic format only]

--------------------------
* Filed herewith