Form 10-Q
period 1997-06-27
PALM HARBOR HOMES INC /FL/
filed 1997-07-29
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 27, 1997


                        Commission file number 0-26188


                            PALM HARBOR HOMES, INC.
            ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                59-1036634
     -------------------------------             -----------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification Number)


 15303 Dallas Parkway, Suite 800, Dallas, Texas          75248
 ------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip code)


                                  972-991-2422
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on July 28, 1997 -
18,871,045.

                            PALM HARBOR HOMES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              JUNE 27,      MARCH 28,
                                                1997          1997
                                             ----------    ----------
                                             Unaudited
ASSETS
     Cash and cash equivalents               $   42,371    $   26,346
     Investments                                  3,771         5,752
     Receivables                                 52,067        53,424
     Inventories                                 67,409        66,275
     Other current assets                         4,620         5,738
                                             ----------    ----------
         Total current assets                   170,238       157,535


Other assets                                     34,101        35,333

Property, plant and equipment, net               57,275        53,467
                                             ----------    ----------

TOTAL ASSETS                                 $  261,614    $  246,335
                                             ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                        $   43,290    $   37,276
     Floor plan payable                          36,010        45,255
     Accrued liabilities                         46,445        35,572
     Current portion of long-term debt              205           200
                                             ----------    ----------
         Total current liabilities              125,950       118,303
     Long-term debt, less current portion         3,529         3,583
     Deferred income taxes                        4,505         4,500
     Shareholders' equity:
       Common stock, $.01 par value                 151           151
       Additional paid-in capital                48,994        48,994
       Retained earnings                         78,679        71,011
                                             ----------    ----------
                                                127,824       120,156

       Less treasury shares                        (194)         (194)
     Notes receivable from shareholders                           (13)
                                             ----------    ----------
         Total shareholders' equity             127,630       119,949
                                             ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  261,614    $  246,335
                                             ==========    ==========


See accompanying notes.

                            PALM HARBOR HOMES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)


                                          THREE MONTHS ENDED
                                        JUNE 27,     JUNE 28,
                                         1997          1996
                                      ----------    ----------
                                              Unaudited
Net sales                             $  159,097    $  120,735
Cost of sales                            118,561        98,080
Selling, general and administrative
   expenses                               27,569        15,633
                                      ----------    ----------
Income from operations                    12,967         7,022

Interest expense                          (1,044)         (376)
Other income                                 518           365
                                      ----------    ----------
Income before income from affiliate
   and income taxes                       12,441         7,011
Income from affiliate                                    1,049
                                      ----------    ----------
Income before income taxes                12,441         8,060

Income tax expense                         4,773         2,596
                                      ----------    ----------

Net income                            $    7,668    $    5,464
                                      ==========    ==========

Income per common share               $     0.51    $     0.40
                                      ==========    ==========

Weighted average common shares
   outstanding                            15,100        13,656
                                      ==========    ==========



See accompanying notes.

                            PALM HARBOR HOMES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              FOR THE THREE MONTHS ENDED
                                                                 JUNE 27,     JUNE 28,
                                                                  1997          1996
                                                               ----------    ----------
                                                                       Unaudited
OPERATING ACTIVITIES
Net income                                                     $    7,668    $    5,464
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                               1,720           942
        Deferred income tax benefit                                  (189)
        Income from affiliate                                                    (1,049)
        Gain on disposition of assets                                  (5)           (6)
        Changes in operating assets and liabilities:
           Trade accounts receivable                                1,357        (2,545)
           Due from affiliate                                                      (788)
           Inventories                                             (1,134)          115
           Other current assets                                     1,312           570
           Other assets                                               846         3,186
           Accounts payable and accrued expenses                   16,887         3,969
                                                               ----------    ----------
Net cash provided by operating activities                          28,462         9,858

INVESTING ACTIVITIES
Purchases of property, plant and equipment                         (5,145)       (4,960)
Purchase of Energy Efficient Housing, Inc. and Standard
    Casualty Company (net of cash acquired and stock issued)                     (2,229)
Purchases of investments                                           (1,244)       (3,371)
Sales of investments                                                3,225         4,520
Proceeds from disposition of assets                                     8             6
                                                               ----------    ----------
Net cash used in investing activities                              (3,156)       (6,034)

FINANCING ACTIVITIES
Net proceeds from (payments on) floor plan payable                 (9,245)        4,714
Principal payments on long-term debt                                  (49)          (45)
Net sales of treasury stock                                                          48
Notes receivable from shareholders, net                                13            48
                                                               ----------    ----------
Net cash (used in) provided by financing activities                (9,281)        4,765
                                                               ----------    ----------

Net increase in cash and cash equivalents                          16,025         8,589
Cash and cash equivalents at beginning of period                   26,346        23,441
                                                               ----------    ----------
Cash and cash equivalents at end of period                     $   42,371    $   32,030
                                                               ==========    ==========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                 $    1,060    $      373
      Income taxes                                                    553           749
Supplemental schedule of non-cash investing activities:
    Common Stock issuance for acquisition of
    Energy Efficient Housing, Inc.                                                1,482


See accompanying notes.

                            PALM HARBOR HOMES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements reflect all adjustments, which included only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed financial statements should be read in conjunction with the audited financial statements for the year ended March 28, 1997. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.       Acquisitions

         On August 1, 1996, the Company acquired an additional 58.4% of Newco Homes, Inc. ("Newco"), a Texas-based retailer of manufactured homes. The Company had previously owned 41.6% of Newco's outstanding shares. The Company's purchase price for the remaining 58.4% of Newco's outstanding shares consisted of $17.3 million cash and 1,444,445 shares of the Company's common stock. Prior to the acquisition of the remaining 58.4% of Newco, the Company recorded its 41.6% equity interest in the net earnings of Newco as income from affiliate.

3.       Stock Dividend

         On June 24, 1997, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 8, 1997. The stock dividend was paid on July 21, 1997. Earnings per share for the three months ended June 27, 1997 and June 28, 1996 do not reflect the 25% stock dividend.

4.       Inventories

         Inventories consist of the following (in thousands):

                                       JUNE 27,    MARCH 28,
                                         1997         1996
                                     ----------   ----------
                                     Unaudited
Raw materials                        $    7,695   $    7,966
Work in process                           2,793        2,600
Finished goods - manufacturing              669          463
               - retail                  56,252       55,246
                                     ----------   ----------
                                     $   67,409   $   66,275
                                     ==========   ==========

5.       Other Assets

         Other assets include goodwill of $28.7 million at June 27, 1997 and March 28, 1997, with accumulated amortization of $1.6 million and $1.3 million, respectively.

6.       Flooring Payable

         The Company has floor plan credit facilities totaling $68.5 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.5% at June 27, 1997) to prime plus one-half percent. The Company had $36.0 million and $45.3 million outstanding on these credit facilities at June 27, 1997 and March 28, 1997, respectively.

7.       Line of Credit

         On July 11, 1997, the Company obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit will bear interest, at the option of the Company (under certain conditions), of either the LIBOR rate plus .625% or the prime rate minus 1%.

8.       Reclassification

         Certain prior period amounts have been reclassified to conform to the current period presentation.

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                          THREE MONTHS ENDED
                                        JUNE 27,       JUNE 28,
                                         1997           1996
                                      ----------     ----------
Net sales                                  100.0%         100.0%
Cost of sales                               74.5           81.2
                                      ----------     ----------
     Gross profit                           25.5           18.8
Selling, general and administrative
   expenses                                 17.3           13.0
                                      ----------     ----------
      Income from operations                 8.2            5.8
Interest expense                            (0.7)          (0.3)
Other income                                 0.3            0.3
                                      ----------     ----------
Income before income from
   affiliate and income taxes                7.8            5.8
Income from affiliate                        0.0            0.9
Income tax expense                           3.0            2.2
                                      ----------     ----------
      Net income                             4.8%           4.5%
                                      ==========     ==========

       The following table reflects the percentage increases in retail sales by Company-owned superstores and in wholesale sales on a pro forma basis as if the results of Newco were consolidated for both periods presented. It also shows percentage changes in the average number of Company-owned superstores and in average home price. Comparative percentages for the first quarters ended June 27, 1997 and June 28, 1996 were as follows:

                                                     Pro forma
                                                 First Quarter of
                                                Fiscal 1998 vs 1997
                                                -------------------
     Retail:
           Dollar sales                                  +25%
           Weighted average number
              of superstores                             +29%
           Average home price                             +6%

     Wholesale:
           Dollar sales                                   +4%
           Average home price                             --

THREE MONTHS ENDED JUNE 27, 1997 COMPARED TO THREE MONTHS ENDED JUNE 28, 1996

     NET SALES. Net sales increased 31.8% to $159.1 million in the first quarter of fiscal 1998 from $120.7 million in the first quarter of fiscal 1997. Of this increase, 17.1% was a result of the acquisition of the remaining 58.4% of Newco. The 31.8% increase in net sales reflects a 5.5% increase in the volume of homes sold and a significant increase in the number of the Company's homes sold through Company-owned retail superstores. In addition to the Company's acquisitions, the increase in volume and retail sales of the Company's homes through Company-owned superstores resulted from the opening of new retail superstores and an increase in production at manufacturing facilities. The number of Company-owned retail superstores increased from 24 in the first quarter of fiscal 1997 to 59 in the first quarter of fiscal 1998.

     GROSS PROFIT. Gross profit increased 78.9% to $40.5 million in the quarter ended June 27, 1997 compared to $22.7 million in the quarter ended June 28, 1996. During the same period, gross profit margin as a percentage of net sales increased to 25.5% compared to 18.8%. This increase was primarily the result of selling 52% of the Company's homes through Company- owned retail superstores in the first quarter of fiscal 1998 versus 14% in the first quarter of fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 76.4% to $27.6 million in the quarter ended June 27, 1997 from $15.6 million in the quarter ended June 28, 1996, primarily due to operating expenses related to acquired superstores and increased sales. As a percentage of net sales, selling, general and administrative expenses increased to 17.3% in the first quarter of fiscal 1998 from 13.0% in the first quarter of fiscal 1997. This planned increase is due to the growth in the Company's retail operations. As a percentage of net sales, retail sales have higher selling, general and administrative expenses due to performance compensation, advertising and product display expenses.

     INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 84.7% to $13.0 million in the quarter ended June 27, 1997 compared to $7.0 million in the quarter ended June 28, 1996.

     INTEREST EXPENSE. Interest expense increased 177.7% to $1.04 million for the first quarter of fiscal 1998 from $.38 million in the first quarter of fiscal 1997. This increase was primarily due to an increase in the outstanding balances held at credit facilities necessary to maintain the additional inventory levels required to support the opening of 25 Company-owned retail superstores.

     OTHER INCOME. Other income increased 41.9% to $.52 million in the first quarter of fiscal 1998 from $.37 million in the first quarter of fiscal 1997. This increase was primarily the result of interest earned on additional cash available.

     INCOME FROM AFFILIATE. Income from affiliate was $1.05 million in the quarter ended June 28, 1996 compared to zero in the quarter ended June 27, 1997. The decrease was due to consolidating Newco's operating results with the Company's operations beginning in the second quarter of fiscal 1997. See "Acquisitions" in Notes to Condensed Consolidated Financial Statements.

     LIQUIDITY AND CAPITAL RESOURCES. On July 11, 1997, the Company obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit will bear interest, at the option of the Company (under certain conditions), of either the LIBOR rate plus
 .625% or the prime rate minus 1%. The Company has floor plan credit facilities totaling $68.5 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.5% at June 27, 1997) to prime plus one-half percent. The Company had $36.0 million and $45.3 million outstanding on these credit facilities at June 27, 1997 and March 28, 1997, respectively.

     The Company believes that cash flow from operations, together with floor plan financing and the revolving line of credit, will be adequate to support its working capital and planned capital expenditure needs in the foreseeable future. The Company may, from time to time, obtain additional floor plan financing for its retail inventories. Such practice is customary in the industry. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond the Company's control, no assurances can be given in this regard.

     FORWARD-LOOKING INFORMATION. Certain statements contained in this report are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Management is unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.

     RECENT ACCOUNTING PRONOUNCEMENTS. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which will become effective in fiscal 1998. SFAS No. 128 will eliminate the disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("Common Stock Equivalents") and instead requires reporting of "basic" earnings per share, which will exclude Common Stock Equivalents. Additionally, SFAS No. 128 changes the methodology for fully diluted earnings per share. In the opinion of the Company's management, it is not anticipated that the adoption of this new accounting standard will have a material effect on the reported earnings per share of the Company.

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings - Not applicable

 Item 2. Changes in Securities - Not applicable

 Item 3. Defaults upon Senior Securities - Not applicable

 Item 4. Submission of Matters to a Vote by Security Holders

         a) The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on June 24, 1997.

         b) The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

             Lee Posey
             Larry H. Keener
             William R. Thomas
             Walter D. Rosenberg, Jr.
             Frederick R. Meyer
             John H. Wilson
             A. Gary Shilling
             Scott W. Chaney

         c)  The tabulation of votes for each Director nominee was as follows:

             Election of Directors:                  For            Withheld

             Lee Posey                            12,058,903          4,090
             Larry H. Keener                      12,060,766          2,227
             William R. Thomas                    12,060,299          2,694
             Walter D. Rosenberg, Jr.             12,060,666          2,327
             Frederick R. Meyer                   12,060,666          2,327
             John H. Wilson                       12,060,760          2,233
             A. Gary Shilling                     12,060,766          2,227
             Scott W. Chaney                      12,060,766          2,227

         d) To appoint Ernst & Young LLP as independent auditors for the year ending March 27, 1998.

                    For                    Withheld             Abstaining
                12,046,578                  2,226                 14,189

       Item 5.    Other Information - Not applicable

       Item 6.    Exhibits and Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: July 28, 1997
                                               Palm Harbor Homes, Inc.
                                        ---------------------------------------
                                                   (Registrant)

                                        By: /s/ KELLY TACKE
                                            -----------------------------------
                                            Kelly Tacke
                                            Chief Financial and Accounting
                                            Officer


                                        By: /s/ LEE POSEY
                                            -----------------------------------
                                            Lee Posey
                                            Chairman of the Board

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION
-------                        -----------

 27                     Financial Data Schedule