Form 10-Q
period 1997-09-26
PALM HARBOR HOMES INC /FL/
filed 1997-10-31
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1997

Commission file number 0-26188


                            PALM HARBOR HOMES, INC.
             (Exact name of registrant as specified in its charter)


                Florida                                             59-1036634
(State or other jurisdiction of incorporation        (I.R.S. Employer Identification Number)
            or organization)


    15303 Dallas Parkway, Suite 800, Dallas, Texas               75248
      (Address of principal executive offices)                 (Zip code)


                                  972-991-2422
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports)  Yes     X     No ______ and (2)
has been subject to such filing requirements for the past 90 days. Yes   X
No ______ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on October 30, 1997 -
18,871,045.                      .

                            PALM HARBOR HOMES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   SEPTEMBER 26,            MARCH 28,
                                                                        1997                   1997
                                                                    -----------            -----------
                                                                     Unaudited
ASSETS
    Cash and cash equivalents                                          $ 28,744              $ 26,346
    Investments                                                           4,374                 5,752
    Receivables                                                          63,018                53,424
    Inventories                                                          71,375                66,275
    Other current assets                                                  4,710                 5,738
                                                                       --------             ---------
         Total current assets                                           172,221               157,535


Other assets                                                             34,718                35,333

Property, plant and equipment, net                                       60,338                53,467
                                                                       --------             ---------

TOTAL ASSETS                                                           $267,277              $246,335
                                                                       ========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Accounts payable                                                   $ 39,408              $ 37,276
    Floor plan payable                                                   46,836                45,255
    Accrued liabilities                                                  37,443                35,572
    Current portion of long-term debt                                       208                   200
                                                                       --------             ---------
         Total current liabilities                                      123,895               118,303
    Long-term debt, less current portion                                  3,492                 3,583
    Deferred income taxes                                                 4,370                 4,500
    Shareholders' equity:
      Common stock, $.01 par value                                          151                   151
      Additional paid-in capital                                         48,994                48,994
      Retained earnings                                                  86,572                71,011
                                                                       --------             ---------
                                                                        135,717               120,156

      Less treasury shares                                                 (197)                 (194)
    Notes receivable from shareholders                                                            (13)
                                                                       --------             ---------
         Total shareholders' equity                                     135,520               119,949
                                                                       --------             ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $267,277             $ 246,335
                                                                       ========             =========


See accompanying notes.

                            PALM HARBOR HOMES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                         SEPTEMBER 26,     SEPTEMBER 27,     SEPTEMBER 26,     SEPTEMBER 27,
                                              1997              1996              1997              1996
                                          ------------      -----------       ------------      ------------
                                                    Unaudited                            Unaudited
Net sales                                    $153,106          $152,717          $312,203          $273,452
Cost of sales                                 112,881           118,261           231,442           216,341
Selling, general and
   administrative expenses                     27,080            24,029            54,649            39,662
                                            ---------         ---------          --------          --------
Income from operations                         13,145            10,427            26,112            17,449
Interest expense                               (1,134)             (842)           (2,178)           (1,218)
Other income                                      639               443             1,157               808
                                            ---------         ---------          --------          --------
Income before income from
   affiliate and income taxes                  12,650            10,028            25,091            17,039
Income from affiliate                                                                                 1,049
                                            ---------         ---------          --------          --------
Income before income taxes                     12,650            10,028            25,091            18,088

Income tax expense                              4,757             3,727             9,530             6,323
                                            ---------         ---------          --------          --------
Net income                                  $   7,893         $   6,301          $ 15,561          $ 11,765
                                            =========         =========          ========          ========
Income per common share                        $ 0.42            $ 0.33            $ 0.83            $ 0.65
                                            =========         =========          ========          ========

Weighted average common
  shares outstanding                           18,878            18,882            18,871            17,978
                                            =========         =========          ========          ========


See accompanying notes.

                            PALM HARBOR HOMES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                FOR THE SIX MONTHS ENDED
                                                                          SEPTEMBER 26,           SEPTEMBER 27,
                                                                               1997                    1996
                                                                          -------------           -------------
                                                                                        Unaudited
OPERATING ACTIVITIES
Net income                                                                      $15,561                $11,765
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                              3,506                  2,070
       Deferred income tax benefit                                                 (324)                   (25)
       Income from affiliate                                                                            (1,049)
       Gain on disposition of assets                                                (12)                    (6)
       Changes in operating assets and liabilities:
           Trade accounts receivable                                             (9,594)                  (238)
           Due from affiliate                                                                            3,848
           Inventories                                                           (5,100)                (8,106)
           Other current assets                                                   1,222                   (596)
           Other assets                                                            (188)                 6,541
           Accounts payable and accrued expenses                                  4,003                 (2,268)
                                                                               --------               --------
Net cash provided by operating activities                                         9,074                 11,936
INVESTING ACTIVITIES
Purchases of property, plant and equipment                                       (9,577)               (10,010)
Purchase of Energy Efficient Housing, Inc., Standard
   Casualty Company and Newco Homes, Inc. (net of
   cash acquired and stock issued)                                                                      (3,284)
Purchases of investments                                                         (1,847)                (6,989)
Sales of investments                                                              3,225                  9,040
Proceeds from disposition of assets                                                  15                      6
                                                                               --------               --------
Net cash used in investing activities                                            (8,184)               (11,237)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                                              1,581                  7,131
Principal payments on long-term debt                                                (83)                   (92)
Net (purchases) sales of treasury stock                                              (3)                    34
Notes receivable from shareholders, net                                              13                    102
                                                                               --------               --------
Net cash provided by financing activities                                         1,508                  7,175
                                                                               --------               --------

Net increase in cash and cash equivalents                                         2,398                  7,874
Cash and cash equivalents at beginning of period                                 26,346                 23,441
                                                                               --------               --------
Cash and cash equivalents at end of period                                     $ 28,744               $ 31,315
                                                                               ========               ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                                                  $  2,165               $  1,203
     Income taxes                                                                12,003                  7,922
Supplemental schedule of non-cash investing activities:
   Common Stock issuance for acquisition of
      Energy Efficient Housing, Inc. and Newco Homes, Inc.                           --                 25,998

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

2.       Acquisitions

         On August 1, 1996, the Company acquired an additional 58.4% of Newco Homes, Inc. ("Newco"), a Texas-based retailer of manufactured homes. The Company had previously owned 41.6% of Newco's outstanding shares. The Company's purchase price for the remaining 58.4% of Newco's outstanding shares consisted of $17.3 million cash and 1,805,556 shares of the Company's common stock. Prior to the acquisition of the remaining 58.4% of Newco, the Company recorded its 41.6% equity interest in the net earnings of Newco as income from affiliate.

3.       Stock Dividend

         On June 24, 1997, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 8, 1997. The stock dividend was paid on July 21, 1997. Historical common share and per share data for all periods presented have been adjusted to reflect the stock split.

4.       Inventories
         Inventories consist of the following (in thousands):

                                                          SEPTEMBER 26,      MARCH 28,
                                                              1997              1997
                                                           ----------       -----------
                                                            Unaudited
                 Raw materials                                  $8,087          $ 7,966
                 Work in process                                 2,940            2,600
                 Finished goods - manufacturing                    659              463
                                - retail                        59,689           55,246
                                                               -------          -------
                                                               $71,375          $66,275
                                                               =======          =======

5.       Other Assets

         Other assets include goodwill of $29.3 million at September 26, 1997 and $28.7 at March 28, 1997, with accumulated amortization of $2.0 million and $1.3 million, respectively.

6.       Floor Plan Payable

         The Company has floor plan credit facilities totaling $67.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.5% at September 26, 1997) to prime plus one-quarter percent. The Company had $46.8 million and $45.3 million outstanding on these credit facilities at September 26, 1997 and March 28, 1997, respectively.

7.       Line of Credit

         On July 11, 1997, the Company obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate plus .625% or the prime rate minus 1%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. There was no amount outstanding on this line of credit at September 26, 1997.

8.       Reclassification

         Certain prior period amounts have been reclassified to conform to the current period presentation.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                         SEPTEMBER 26,     SEPTEMBER 27,      SEPTEMBER 26,      SEPTEMBER 27,
                                              1997              1996               1997              1996
                                           ----------        ----------         ----------        ---------
      Net sales                               100.0%           100.0%             100.0%            100.0%
      Cost of sales                            73.7             77.4               74.1              79.1
                                             ------           ------             ------            ------
           Gross profit                        26.3             22.6               25.9              20.9
      Selling, general and
         administrative expenses               17.7             15.7               17.5              14.5
                                             ------           ------             ------            ------
            Income from operations              8.6              6.9                8.4               6.4
      Interest expense                         (0.7)            (0.6)              (0.7)             (0.5)
      Other income                              0.4              0.3                0.4               0.3
                                            -------           ------            -------           -------
      Income before income from
         affiliate and income taxes             8.3              6.6                8.1               6.2
      Income from affiliate                       -                -                  -               0.4
      Income tax expense                        3.1              2.5                3.1               2.3
                                            -------          -------            -------           -------
            Net income                          5.2%             4.1%               5.0%              4.3%
                                            =======          =======            =======           =======


The following table summarizes certain key sales statistics as of and for the three and six months ended September 26, 1997 and September 27, 1996.

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              SEPTEMBER 26,   SEPTEMBER 27,      SEPTEMBER 26,     SEPTEMBER 27,
                                                  1997             1996              1997              1996
                                                  ----             ----              ----              ----
Company homes sold through
     Company-owned retail superstores             1,892           1,055                3,707          1,516
Total new homes sold                              3,448           3,767                6,925          7,062
Internalization rate (1)                             55%             28%                  54%            21%
Average new home price - retail                 $56,000         $53,000              $55,000        $55,000
Number of retail superstores at
     end of period                                   63              51                   63             51
Manufacturing shipments                           3,404           3,263                7,041          6,715
Manufacturing shipments to
     Independent dealers                          1,804           2,267                3,757          5,266

(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

THREE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 1996

      NET SALES. Net sales increased 0.3% to $153.1 million in the second quarter of fiscal 1998 from $152.7 million in the second quarter of fiscal 1997. Although retail sales increased 24% and wholesale sales increased 2%, the minimal increase in consolidated net sales of 0.3% was due primarily to two factors. First, a rise in the internalization rate from 28% in the quarter ended September 27, 1996 to 55% in the quarter ended September 26, 1997, limited sales growth as more of the homes manufactured by the Company were sold through Company-owned retail superstores. Second, net sales were impacted by the increase in retail stock inventory as the number of Company-owned retail superstores increased from 51 in the second quarter of fiscal 1997 to 63 in the second quarter of fiscal 1998.

      GROSS PROFIT. Gross profit increased 16.7% to $40.2 million in the quarter ended September 26, 1997 compared to $34.5 million in the quarter ended September 27, 1996. During the same period, gross profit margin as a percentage of net sales increased to 26.3% compared to 22.6%. This increase was primarily the result of selling 55% of the Company's homes through Company-owned retail superstores in the second quarter of fiscal 1998 versus 28% in the second quarter of fiscal 1997 and production efficiencies at maturing manufacturing facilities.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 12.7% to $27.1 million in the quarter ended September 26, 1997 from $24.0 million in the quarter ended September 27, 1996, primarily due to increased promotion and advertising expenditures as well as start-up expenses for nine retail superstores and a manufacturing facility. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 17.7% in the second quarter of fiscal 1998 from 15.7% in the second quarter of fiscal 1997. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

      INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 26.1% to $13.1 million in the quarter ended September 26, 1997 compared to $10.4 million in the quarter ended September 27, 1996.

      INTEREST EXPENSE. Interest expense increased 34.7% to $1.13 million for the second quarter of fiscal 1998 from $.84 million in the second quarter of fiscal 1997. This increase was primarily due to an increase in the floor plan credit facilities.

      OTHER INCOME. Other income increased 44.2% to $.64 million in the second quarter of fiscal 1998 from $.44 million in the second quarter of fiscal 1997. This increase was primarily the result of additional interest earned due to an increase in the loan portfolio originated by CountryPlace Mortgage, Ltd., the Company's finance subsidiary.

SIX MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 1996

      NET SALES. Net sales increased 14.2% to $312.2 million in the six months ended September 26, 1997 from $273.5 million in the six months ended
September 27, 1996.  Of this
increase, 7.6% was due to the acquisition of the remaining 58.4% of Newco following the first quarter of fiscal 1997 resulting in net sales from those acquired retail superstores in the first quarter of fiscal 1998 not to have comparable net sales from the first quarter of fiscal 1997. Although retail sales increased 79% and wholesale sales increased 3%, consolidated net sales increased only 14.2% due primarily to two factors. First, a rise in the internalization rate from 21% in the six months ended September 27, 1996 to 54% in the six months ended September 26, 1997 limited sales growth as more of the homes manufactured by the Company were sold through Company-owned retail superstores. Second, net sales were impacted by the increase in retail stock inventory as the number of Company-owned retail superstores increased from 51 in the six months ended September 27, 1996 to 63 in the six months ended September 26, 1997.

      GROSS PROFIT. Gross profit increased 41.4% to $80.8 million in the six months ended September 26, 1997 compared to $57.1 million in the six months ended September 27, 1996. During the same period, gross profit margin as a percentage of net sales increased to 25.9% compared to 20.9%. This increase was primarily the result of selling 54% of the Company's homes through Company-owned retail superstores in the six months ended September 26, 1997 versus 21% in the six months ended September 27, 1996 and production efficiencies at maturing manufacturing facilities.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 37.8% to $54.6 million in the six months ended September 26, 1997 from $39.7 million in the six months ended September 27, 1996, primarily due to operating expenses related to acquired superstores and increased sales. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 17.5% in the six months ended September 26, 1997 from 14.5% in the six months ended September 27, 1996. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

      INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 49.7% to $26.1 million in the six months ended September 26, 1997 compared to $17.4 million in the six months ended September 27, 1996.

      INTEREST EXPENSE. Interest expense increased 78.9% to $2.2 million for the six months ended September 26, 1997 from $1.2 million in the six months ended September 27, 1996. This increase was primarily due to an increase in the floor plan credit facilities.

      OTHER INCOME. Other income increased 43.2% to $1.16 million in the six months ended September 26, 1997 from $.81 million in the six months ended September 27, 1996. This increase was primarily the result of additional interest earned due to an increase in the loan portfolio originated by CountryPlace Mortgage, Ltd., the Company's finance subsidiary.

      INCOME FROM AFFILIATE. Income from affiliate was $1.05 million in the six months ended September 27, 1996 compared to zero in the six months ended September 26, 1997. The decrease was due to consolidating Newco's operating results with the Company's operations beginning in the second quarter of fiscal 1997. See "Acquisitions" in Notes to Condensed Consolidated Financial Statements.

      LIQUIDITY AND CAPITAL RESOURCES. On July 11, 1997, the Company obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate plus .625% or the prime rate minus 1%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. There was no amount outstanding on this line of credit at September 26, 1997. The Company has floor plan credit facilities totaling $67.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.5% at September 26, 1997) to prime plus one-quarter percent. The Company had $46.8 million and $45.3 million outstanding on these credit facilities at September 26, 1997 and March 28, 1997, respectively.

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

                 (a) Exhibit 27 - Financial Date Schedule (EDGAR filing only).

                 (b)   Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: October 30, 1997

                                                      Palm Harbor Homes, Inc.
                                                  ------------------------------
                                                           (Registrant)

                                              By: /s/  Kelly Tacke
                                                  ------------------------------
                                                  Kelly Tacke
                                                  Chief Financial and Accounting
                                                  Officer


                                              By: /s/ Lee Posey
                                                  ------------------------------
                                                  Lee Posey
                                                  Chairman of the Board

                               INDEX TO EXHIBITS



Exhibit No.                                Description
-----------                                -----------

    27                               Financial Data Schedule