Form 10-Q
period 1997-12-26
PALM HARBOR HOMES INC /FL/
filed 1998-01-29
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1997

Commission file number 0-26188

                             PALM HARBOR HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Florida                                                                                   59-1036634
---------------------------------------------                                                ---------------------------------------
(State or other jurisdiction of incorporation                                                (I.R.S. Employer Identification Number)
             or organization)


              15303 Dallas Parkway, Suite 800, Dallas, Texas 75248
              ----------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                  972-991-2422
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports) Yes X No     and (2) has been subject to such
                                  ---   ---
filing requirements for the past 90 days. Yes X No    .
                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on January 28, 1998 - 18,871,082.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 DECEMBER 26,        MARCH 28,
                                                                     1997              1997
                                                                 ------------      ------------
                                                                  Unaudited
ASSETS
     Cash and cash equivalents                                   $     23,541      $     26,346
     Investments                                                        4,091             5,752
     Receivables                                                       66,102            53,424
     Inventories                                                       75,250            66,275
     Other current assets                                               4,731             5,738
                                                                 ------------      ------------
         Total current assets                                         173,715           157,535


Other assets                                                           42,576            35,333

Property, plant and equipment, net                                     62,836            53,467
                                                                 ------------      ------------

TOTAL ASSETS                                                     $    279,127      $    246,335
                                                                 ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                            $     35,950      $     37,276
     Floor plan payable                                                51,011            45,255
     Accrued liabilities                                               41,135            35,572
     Current portion of long-term debt                                    212               200
                                                                 ------------      ------------
         Total current liabilities                                    128,308           118,303
     Long-term debt, less current portion                               3,437             3,583
     Deferred income taxes                                              4,070             4,500
     Shareholders' equity:
       Common stock, $.01 par value                                       151               151
       Additional paid-in capital                                      48,994            48,994
       Retained earnings                                               94,364            71,011
                                                                 ------------      ------------
                                                                      143,509           120,156

       Less treasury shares                                              (197)             (194)
     Notes receivable from shareholders                                                     (13)
                                                                 ------------      ------------
         Total shareholders' equity                                   143,312           119,949
                                                                 ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    279,127      $    246,335
                                                                 ============      ============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                 DECEMBER 26,      DECEMBER 27,      DECEMBER 26,       DECEMBER 27,
                                                                     1997              1996              1997              1996
                                                                 ------------      ------------      ------------      ------------
                                                                           Unaudited                            Unaudited
Net sales                                                        $    161,969      $    150,796      $    474,172      $    424,248
Cost of sales                                                         118,854           117,415           350,296           333,756
Selling, general and
   administrative expenses                                             30,094            23,276            84,743            62,938
                                                                 ------------      ------------      ------------      ------------
Income from operations                                                 13,021            10,105            39,133            27,554

Interest expense                                                       (1,120)             (881)           (3,298)           (2,099)
Other income                                                              737               719             1,894             1,527
                                                                 ------------      ------------      ------------      ------------
Income before income from
   affiliate and income taxes                                          12,638             9,943            37,729            26,982
Income from affiliate                                                                                                         1,049
                                                                 ------------      ------------      ------------      ------------
Income before income taxes                                             12,638             9,943            37,729            28,031

Income tax expense                                                      4,846             3,924            14,376            10,247
                                                                 ------------      ------------      ------------      ------------

Net income                                                       $      7,792      $      6,019      $     23,353      $     17,784
                                                                 ============      ============      ============      ============


Income per common share -
   basic and diluted                                             $       0.41      $       0.32      $       1.24      $       0.97
                                                                 ============      ============      ============      ============

Weighted average common shares
   outstanding                                                         18,871            18,870            18,871            18,268
                                                                 ============      ============      ============      ============

Weighted average common shares
   outstanding - assuming dilution                                     18,880            18,879            18,873            18,272
                                                                 ============      ============      ============      ============



See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   FOR THE NINE MONTHS ENDED
                                                                 DECEMBER 26,      DECEMBER 27,
                                                                     1997              1996
                                                                 ------------      ------------
                                                                           Unaudited
OPERATING ACTIVITIES
Net income                                                       $     23,353      $     17,784
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                   5,351             3,439
        Deferred income tax benefit                                      (624)             (120)
        Income from affiliate                                                            (1,049)
        Gain on disposition of assets                                      (4)              (21)
        Changes in operating assets and liabilities:
           Trade accounts receivable                                  (12,678)            4,608
           Due from affiliate                                                             3,848
           Inventories                                                 (8,975)          (12,704)
           Other current assets                                         1,201                26
           Other assets                                                  (708)            7,060
           Accounts payable and accrued expenses                        4,237           (12,717)
                                                                 ------------      ------------
Net cash provided by operating activities                              11,153            10,154

INVESTING ACTIVITIES
Purchases of property, plant and equipment                            (13,511)          (14,120)
Purchase of Energy Efficient Housing, Inc.,
    Standard Casualty Company and Newco
    Homes, Inc. (net of cash acquired and
     stock issued)                                                                       (3,284)
Purchases of investments                                               (9,802)          (10,370)
Sales of investments                                                    3,708            11,655
Proceeds from disposition of assets                                        15                21
                                                                 ------------      ------------
Net cash used in investing activities                                 (19,590)          (16,098)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                                    5,756            12,052
Principal payments on long-term debt                                     (134)             (139)
Net (purchases) sales of treasury stock                                    (3)               37
Notes receivable from shareholders, net                                    13               168
                                                                 ------------      ------------
Net cash provided by financing activities                               5,632            12,118
                                                                 ------------      ------------

Net (decrease) increase in cash and cash equivalents                   (2,805)            6,174
Cash and cash equivalents at beginning of period                       26,346            23,441
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $     23,541      $     29,615
                                                                 ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                   $      3,309      $      2,082
      Income taxes                                                     17,747            10,880
Supplemental schedule of non-cash investing activities:
    Common Stock issuance for acquisition of Energy
       Efficient Housing, Inc. and Newco Homes, Inc.                       --            25,998


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

         On December 15, 1997, the Company acquired Sun City Homes, a privately-owned, Las Vegas-based operator of four retail manufactured home centers.

3.       Stock Dividend
         On June 24, 1997, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 8, 1997. The stock dividend was paid on July 21, 1997. Historical common share and per share data for all periods presented have been adjusted to reflect the stock split.

4.       Inventories
         Inventories consist of the following (in thousands):

                                                     DECEMBER 26,   MARCH 28,
                                                        1997          1997
                                                     ------------   ---------
                                                      Unaudited
         Raw materials                                $   8,577     $   7,966
         Work in process                                  2,965         2,600
         Finished goods - manufacturing                     734           463
                        - retail                         62,974        55,246
                                                      ---------     ---------
                                                      $  75,250     $  66,275
                                                      =========     =========

5.       Other Assets
         Other assets include goodwill of $29.3 million at December 26, 1997 and $28.7 at March 28, 1997, with accumulated amortization of $2.4 million and $1.3 million, respectively.

6.       Floor Plan Payable
         The Company has floor plan credit facilities totaling $75.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.5% at December 26, 1997) to prime plus one-quarter percent. The Company had $51.0 million and $45.3 million outstanding on these credit facilities at December 26, 1997 and March 28, 1997, respectively.

7.       Line of Credit
         On July 11, 1997, the Company obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate plus .625% or the prime rate minus 1%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. There was no amount outstanding on this line of credit at December 26, 1997.

8.       Reclassification
         Certain prior period amounts have been reclassified to conform to the current period presentation.

9.       Earnings Per Share
         During fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share." SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of SFAS 128 did not result in a change to the reported earnings per share of the Company.

         In computing both basic and diluted earnings per share, the same net income and number of weighted average shares were used. There was no dilutive effect assuming conversion of the Company's outstanding stock warrants as the effect on the Company's number of weighted shares outstanding was not significant. Accordingly, both basic and dilutive earnings per share are identical and are reported as the Company's earnings per common share.

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                       DECEMBER 26,      DECEMBER 27,      DECEMBER 26,      DECEMBER 27,
                                           1997              1996              1997              1996
                                       ------------      ------------      ------------      ------------

Net sales                                     100.0%            100.0%            100.0%            100.0%
Cost of sales                                  73.4              77.9              73.9              78.7
                                       ------------      ------------      ------------      ------------
     Gross profit                              26.6              22.1              26.1              21.3
Selling, general and
   administrative expenses                     18.6              15.4              17.9              14.8
                                       ------------      ------------      ------------      ------------
      Income from operations                    8.0               6.7               8.2               6.5
Interest expense                               (0.7)             (0.6)             (0.7)             (0.5)
Other income                                    0.5               0.5               0.4               0.4
                                       ------------      ------------      ------------      ------------
Income before income from
   affiliate and income taxes                   7.8               6.6               7.9               6.4
Income from affiliate                            --                --                --               0.2
Income tax expense                              3.0               2.6               3.0               2.4
                                       ------------      ------------      ------------      ------------
      Net income                                4.8%              4.0%              4.9%              4.2%
                                       ============      ============      ============      ============

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 26, 1997 and December 27, 1996.

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   DECEMBER 26,      DECEMBER 27,      DECEMBER 26,      DECEMBER 27,
                                                       1997              1996              1997              1996
                                                   ------------      ------------      ------------      ------------
Company homes sold through
     Company-owned retail superstores                     1,841             1,038             5,548             3,078 (2)
Total new homes sold                                      3,705             3,585            10,630            10,647
Internalization rate(1)                                      50%               33%               52%               29%
Average new home price - retail                    $     56,000      $     54,000      $     55,000      $     53,000 (2)
Number of retail superstores at
     end of period                                           72                52                72                52
Homes sold to independent retailers                       1,820             2,064             4,933             5,878


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

(2)    Includes homes sold by Newco in the first quarter of fiscal 1997.


THREE MONTHS ENDED DECEMBER 26, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1996

       NET SALES. Net sales increased 7.4% to $162.0 million in the third quarter of fiscal 1998 from $150.8 million in the third quarter of fiscal 1997. Although retail sales increased 27% and wholesale sales increased 7%, consolidated net sales increased only 7.4% due primarily to two factors. First, a rise in the internalization rate, from 33% in the quarter ended December 27, 1996 to 50% in the quarter ended December 26, 1997, limited sales growth as more of the homes manufactured by the Company were sold through Company-owned retail superstores. Second, net sales were impacted by the increase in retail stock inventory as the number of Company-owned retail superstores increased from 52 in the third quarter of fiscal 1997 to 72 in the third quarter of fiscal 1998.

       GROSS PROFIT. Gross profit increased 29.2% to $43.1 million in the quarter ended December 26, 1997 compared to $33.4 million in the quarter ended December 27, 1996. During the same period, gross profit margin as a percentage of net sales increased to 26.6% compared to 22.1%. This increase was the result of selling 50% of the Company's homes through Company-owned retail superstores in the third quarter of fiscal 1998 versus 33% in the third quarter of fiscal 1997 and production efficiencies at manufacturing facilities.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 29.3% to $30.1 million in the quarter ended December 26, 1997 from $23.3 million in the quarter ended December 27, 1996, primarily due to increased promotion and advertising expenditures, expenses associated with the 20 additional retail superstores, and performance based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 18.6% in the third quarter of fiscal 1998 from 15.4% in the third quarter of fiscal 1997. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 28.9% to $13.0 million in the quarter ended December 26, 1997 compared to $10.1 million in the quarter ended December 27, 1996.

       INTEREST EXPENSE. Interest expense increased 27.1% to $1.12 million for the third quarter of fiscal 1998 from $0.88 million in the third quarter of fiscal 1997. This increase was primarily due to an increase in the floor plan credit facilities.

       OTHER INCOME. Other income increased 2.5% to $0.74 million in the third quarter of fiscal 1998 from $0.72 million in the third quarter of fiscal 1997. This increase was primarily the result of additional interest earned due to an increase in the loan portfolio originated by CountryPlace Mortgage, Ltd., the Company's finance subsidiary, offset by a decrease in the amount of cash used for interest-earning investments.


NINE MONTHS ENDED DECEMBER 26, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 27, 1996

       NET SALES. Net sales increased 11.8% to 474.2 million in the nine months ended December 26, 1997 from $424.2 million in the nine months ended December 27, 1996. Although retail sales increased 57% and wholesale sales increased 4%, consolidated net sales increased only 11.8% due primarily to two factors. First, a rise in the internalization rate, from 29% in the nine months ended December 27, 1996 to 52% in the nine months ended December 26, 1997, limited sales growth as more of the homes manufactured by the Company were sold through Company-owned retail superstores. Second, net sales were impacted by the increase in retail stock inventory as the number of Company-owned retail superstores increased from 52 in the nine months ended December 27, 1996 to 72 in the nine months ended December 26, 1997.

       GROSS PROFIT. Gross profit increased 36.9% to $123.9 million in the nine months ended December 26, 1997 compared to $90.5 million in the nine months ended December 27, 1996. During the same period, gross profit margin as a percentage of net sales increased to 26.1% compared to 21.3%. This increase was primarily the result of selling 52% of the Company's homes through Company-owned retail superstores in the nine months ended December 26, 1997 versus 29% in the nine months ended December 27, 1996 and production efficiencies at manufacturing facilities.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 34.7% to $84.7 million in the nine months ended December 26, 1997 from $62.9 million in the nine months ended December 27, 1996, primarily due to increased promotion and advertising expenditures, expenses associated with the 20 additional retail superstores, and performance based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 17.9% in the nine months ended December 26, 1997 from 14.8% in the nine months ended December 27, 1996. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 42.0% to $39.1 million in the nine months ended December 26, 1997 compared to $27.6 million in the nine months ended December 27, 1996.

       INTEREST EXPENSE. Interest expense increased 57.1% to $3.3 million for the nine months ended December 26, 1997 from $2.1 million in the nine months ended December 27, 1996. This increase was primarily due to an increase in the floor plan credit facilities.

       OTHER INCOME. Other income increased 24.0% to $1.9 million in the nine months ended December 26, 1997 from $1.5 million in the nine months ended December 27, 1996. This increase was primarily the result of additional interest earned due to an increase in the loan portfolio originated by CountryPlace Mortgage, Ltd., the Company's finance subsidiary.

       INCOME FROM AFFILIATE. Income from affiliate was $1.05 million in the nine months ended December 27, 1996 compared to zero in the nine months ended December 26, 1997. The decrease was due to consolidating Newco's operating results with the Company's operations beginning in the second quarter of fiscal 1997. See "Acquisitions" in Notes to Condensed Consolidated Financial Statements.

       LIQUIDITY AND CAPITAL RESOURCES. On July 11, 1997, the Company obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate plus .625% or the prime rate minus 1%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. There was no amount outstanding on this line of credit at December 26, 1997. The Company has floor plan credit facilities totaling $75.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.5% at December 26, 1997) to prime plus one-quarter percent. The Company had $51.0 million and $45.3 million outstanding on these credit facilities at December 26, 1997 and March 28, 1997, respectively.

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

Date: January 28, 1998


                                                 Palm Harbor Homes, Inc.
                                           -----------------------------------
                                                      (Registrant)

                                       By: /s/ KELLY TACKE
                                           -----------------------------------
                                           Kelly Tacke
                                           Chief Financial and Accounting
                                           Officer


                                       By: /s/ LEE POSEY
                                           -----------------------------------
                                           Lee Posey
                                           Chairman of the Board

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

  27           Financial Data Schedule