Form 10-K405
period 1998-03-27
PALM HARBOR HOMES INC /FL/
filed 1998-06-11
CIK 923473

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

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the fiscal year ended March 27, 1998

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 22, 1998, was $289,737,320 based on the closing price on that date of the Common Stock as quoted on the Nasdaq National Market.

         As of May 22, 1998, 19,029,057 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended March 27, 1998, are incorporated by reference in Parts II and IV.

         Portions of the registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held June 30, 1998 are incorporated by reference in Part III.


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

                                     PART I.

ITEM 1.    BUSINESS

GENERAL

         Palm Harbor Homes, Inc. (the "Company") is one of the largest producers of multi-section manufactured homes in the United States. The Company's operations are vertically integrated and encompass manufacturing, marketing, financing and insurance. At March 27, 1998, the Company operated 16 manufacturing facilities that sell homes through retailers in 34 states including approximately 300 independent retail sales centers and 94 Company-owned superstores.

         At March 27, 1998, the Company owned and operated 94 retail superstores. The Company continued to take significant steps in fiscal year 1998 toward its plan to increase sales through Company-owned superstores. In fiscal 1998, the Company acquired 24 superstores in 8 states, 7 of such states, Nevada, Colorado, Georgia, Utah, Arizona, Tennessee and Alabama, were states in which the Company did not previously own retail superstores.

         Effective March 27, 1998, the Company purchased all of the outstanding stock of Cannon Manufactured Housing Group, Inc., Cannon Mobile Homes, Inc., Pleasant Valley Mobile Homes, Inc., Countryside Mobile Homes, Inc., Cumberland Homes, Inc., All Star Mobile Homes, Inc. and First Home Mortgage Corporation (collectively, the "Cannon Companies"), adding 18 retail sales centers in Georgia, Alabama and Tennessee to the Company's portfolio. All of the Cannon Companies except First Home Mortgage Corporation have been merged into the Company.

         Through its subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company offers installment financing to purchasers of manufactured homes sold by Company-owned superstores. The Company believes that the ability to finance its home sales will potentially provide it with an advantage over certain of its competitors and create a source of additional earnings.

         Through its subsidiary, Standard Casualty Company, the Company writes property and casualty insurance for owners of manufactured homes. Management of the Company believes that having the internal capability to provide this type of insurance complements the services of CountryPlace and will be additive to earnings.

PRODUCTS

         The Company manufactures a variety of single and multi-section homes under various brand names including Palm Harbor(R), Masterpiece, Keystone, River Bend and Windsor Homes(TM). Palm Harbor offers over 150 floor plans and approximately 82% of the homes produced by the Company are structurally or decoratively customized to the home buyer's specifications. Although the Company produces a wide retail price range of homes, the average retail price (excluding land) of the Company's homes is approximately $55,000 and approximately 81% of the Company's homes are multi-section.

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

MANUFACTURING OPERATIONS

         The Company's homes are currently manufactured at 16 facilities located in Alabama, Arizona, Florida, Georgia, North Carolina, Ohio, Oregon and Texas. A typical Company manufacturing facility has approximately 100,000 square feet of floor space, and employs approximately 225 associates.

         The Company's facilities generally operate on a one shift per day, five days per week basis, and the Company currently manufactures a typical home in approximately three to five days. The Company's facilities have the capacity to produce an aggregate of approximately 153 sections per day. The current rate of production is 109 sections per day.

         The following table sets forth the total sections produced and homes sold, as well as the number of manufacturing facilities operated by the Company, for the fiscal years indicated:

                                           1994           1995           1996           1997           1998
                                        ----------     ----------     ----------     ----------     ----------
Homes sold:
   Single-section .................          1,327          1,474          2,192          2,781          2,687
   Multi-section ..................          6,661          8,723          9,983         11,092         11,457
                                        ----------     ----------     ----------     ----------     ----------
Total homes sold ..................          7,988         10,197         12,175         13,873         14,144
                                        ==========     ==========     ==========     ==========     ==========


Sections produced .................         14,815         19,163         22,049         24,545         26,014
Manufacturing facilities
   (at end of fiscal year) ........             12             13             14             15             16

         The Company's homes are constructed at the Company's manufacturing facilities. Typically, independent trucking companies transport finished homes to the retail sales center. Retailers or other independent installers are responsible for placing the home on site and making utility hook-ups. The industry practice is to have third parties provide the installation and finish-out services. The Company believes that its factory finish-out program ensures that Palm Harbor quality is applied to the entire process, lessens customer concerns, strengthens the Company's relationship with its retailers and provides the Company an advantage over many of its competitors.

         The Company's backlog of orders as of May 29, 1998 was approximately $26 million, as compared to approximately $20 million as of May 30, 1997. Since retailers may cancel orders prior to production without penalty, the Company does not consider its order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the housing market, the level of backlog generally declines during the winter months.

         The principal materials used in the production of the Company's homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. The Company believes that the materials used in the production of its homes are readily available at competitive prices from a wide variety of suppliers. Three suppliers, which accounted for more than 5% of the Company's total purchases during the Company's fiscal year ended March 27, 1998, represented approximately 10.3%, 5.7% and 5.3%, respectively, of total purchases during such fiscal year. Accordingly, the Company does not believe that the loss of any single supplier would have a material adverse effect on its business.

RETAIL OPERATIONS

         The Company's homes are sold through a distribution network consisting of (i) superstores owned by the Company; and (ii) independent retailers. The following table sets forth the number of homes sold by the Company through each of these distribution channels, as well as the number of superstores and retail sales centers in each channel, during the past three fiscal years:

                                         March 29,      March 28,      March 27,
                                           1996           1997           1998
                                        ----------     ----------     ----------
Homes sold by retailers:

Company-owned .....................          1,055          5,211          7,696 (1)
Independent .......................         11,120          8,662          6,448
                                           -------        -------        -------
                  Total ...........         12,175         13,873         14,144
                                           =======        =======        =======
Number of sales centers:

Company- owned ....................             16             54             94
Independent .......................            628            600            300
                                           -------        -------        -------
                  Total ...........            644            654            394
                                           =======        =======        =======

         (1) Excludes homes sold through the 18 superstores which were acquired at the close of business in fiscal 1998.

         The Company originally established wholly-owned superstores in 1992, and currently has 94 superstores in Alabama, Colorado, Florida, Georgia, Indiana, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oregon, South Carolina, Utah, Arizona, Tennessee, Texas and Washington. The Company plans to add 10 to 15 retail superstores in fiscal 1999.

         The Company's independent retailer network principally consists of local retailers, developers that market land/home packages and developers of retirement lifestyle communities. No single independent retailer accounted for 5% or more of the Company's net sales during fiscal 1998. The Company provides comprehensive sales training to its retail sales associates and brings them to the manufacturing facilities for product training and to view new product designs as they are developed. These training seminars, known as "Palm Harbor University," facilitate the sale of the Company's homes by increasing the skill and knowledge of the retail sales consultants. In addition, the Company displays its products in trade shows and supports its retailers through the distribution of floor plan literature, brochures, decor boards, banners and videos.

MARKETS SERVED

          Management believes that the Company's broad geographic presence lessens the impact of adverse economic trends specific to any one region, while at the same time enabling the Company to capitalize on favorable regional economic trends. During the fiscal year ended March 27, 1998, the percentage of the Company's revenues by region was as follows:

                                                                                               PERCENTAGE OF
REGION                                         PRIMARY STATES                                REVENUE BY REGION
------                 ----------------------------------------------------------            -----------------
Southeast              Florida, North Carolina, Alabama, Georgia, South Carolina,
                       Mississippi, Tennessee, Virginia                                              44.0%
Central                Texas, Oklahoma, Louisiana, Arkansas, Kansas                                  28.0
West                   New Mexico, Arizona, Colorado, Oregon, Washington, Idaho,
                       Montana, Nevada, Utah, California                                             22.0
Midwest                Ohio, Michigan, Indiana, Kentucky, West Virginia, Illinois                     6.0
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

         The risk of loss under such repurchase agreements is mitigated by the fact that (I) a majority of the homes sold by the Company to independent retailers are pre-sold to specific retail customers; (ii) the Company monitors each retailer's inventory position on a regular basis; (iii) sales of the Company's manufactured homes are spread over a large number of retailers, (iv) none of the Company's independent retailers accounted for more than 5% of the Company's net sales in fiscal 1998; (v) the price the Company is obligated to pay declines over time; and (vi) the Company is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. The Company estimates that its potential obligations under such repurchase agreements was approximately $65 million as of March 27, 1998. During the fiscal years ended March 29, 1996, March 28, 1997 and March 27, 1998, net (income)/expenses incurred by the Company under these repurchase agreements totaled ($3,000), $55,000 and ($13,000), respectively.

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

ASSOCIATES

         As of March 27, 1998, the Company had approximately 4,700 associates. All of the Company's associates are non-union. The Company has not experienced any labor-related work stoppages, and believes that its relationship with its associates is good.

ITEM 2.  PROPERTIES

         The Company's homes are currently manufactured at 16 facilities in 8 states. The Company owns substantially all of its machinery and equipment. The Company believes its facilities are adequately maintained and suitable for the purposes for which they are used. The following table sets forth certain information with respect to the Company's manufacturing facilities:

                                                        COMMENCEMENT                                     APPROXIMATE
       STATE                    CITY                   OF PRODUCTION          OWNED/LEASED               SQUARE FEET
       -----                    ----                   -------------          ------------               -----------
      Alabama                   Boaz                   December 1986              Leased                     97,683
                                                       January 1993               Leased                     75,164

      Arizona                   Tempe                  January 1978                Owned                    103,500
                             Casa Grande                 July 1997                 Owned                     90,000

      Florida                Plant City               September 1981               Owned                     93,600
                                                         June 1985                 Owned                     87,200

      Georgia                 LaGrange                  August 1996                Owned                    200,000

   North Carolina             Albemarle                January 1994                Owned                    112,700
                             Siler City                January 1988                Owned                     91,200
                                                         July 1996                Leased                     40,000

        Ohio                   Sabina                  January 1988                Owned                     85,000

       Oregon                Millersburg                April 1995                 Owned                    168,650

        Texas                  Austin                  January 1981                Owned                    103,800
                                                        April 1992                 Owned                     77,000
                              Burleson                   June 1993                 Owned                     94,300
                             Fort Worth                 April 1993                 Owned                    121,300
                                Buda                   November 1994               Owned                     88,275

         In addition to its production facilities, the Company owns certain properties upon which 22 of its retail superstores are located. The Company also leases approximately 24,000 square feet of office space in Dallas, Texas as its corporate headquarters. The Company's corporate headquarters lease expires in 2003.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, the Company is currently not subject to any pending or threatened litigation, other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

         In December 1997, the Company acquired Sun City Homes, Inc. from James and Ramona Green through a stock purchase. Subsequent to the acquisition, the Company discovered certain material information that was not disclosed to the Company in connection with the stock purchase transaction. On April 16, 1998, the Company filed suit against James and Ramona Green in District Court, Clark County, Nevada, for rescission, damages and injunctive relief based on claims of breach of representations and warranties, fraudulent inducement, fraud and unjust enrichment. On April 20, 1998, James and Ramona Green filed a Chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the District of Nevada. On April 28, 1998, the Company removed its Nevada state court action to federal bankruptcy court as an adversary proceeding. The case is now in the early stages of discovery and pretrial preparation.

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

FISCAL 1998                                                             HIGH            LOW
-----------                                                             ----            ---
First Quarter.................................................         $26.40         $17.00
Second Quarter(1).............................................          30.00          24.80
Third Quarter.................................................          30.50          24.75
Fourth Quarter................................................          38.38          27.75

FISCAL 1997                                                             HIGH            LOW
-----------                                                             ----            ---
First Quarter.................................................          $21.28        $15.36
Second Quarter(2).............................................           25.20         19.52
Third Quarter.................................................           24.60         20.20
Fourth Quarter................................................           22.40         17.60

-----------

(1) On June 24, 1997, the Board of Directors of the Company declared a 5-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 8, 1997. The stock dividend was paid on July 21, 1997.

(2) On July 12, 1996, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 26, 1996. The stock dividend was paid on August 2, 1996.

         On May 22, 1998, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $40. As of May 22, 1998, there were approximately 1,581 record holders of the Common Stock, and approximately 3,900 holders of the Common Stock overall based on an estimate of the number of individual participants represented by security position listings.

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

         In connection with the acquisition of the Cannon Companies, the Company issued 157,975 shares to Thomas Cannon and Alice Cannon. The issuance of Common Stock is claimed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of the provisions of Section 4(2) of that Act.

ITEM 6.  SELECTED FINANCIAL DATA

         Information with respect to this Item 6 is incorporated herein by reference from page 9 of the Company's Annual Report to Shareholders for the year ended March 27, 1998, such page being filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information with respect to this Item 7 is incorporated herein by reference from pages 10 through 13 of the Company's Annual Report to Shareholders for the year ended March 27, 1998, such pages being filed as
Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements for the fiscal year ended March 27, 1998 are listed in the accompanying Index to Consolidated Financial Statements at page F-1 and are incorporated by reference from pages 14 through 26 of the Company's Annual Report to Shareholders for the year ended March 27, 1998, such pages being filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Information with respect to the Company's Board of Directors and executive officers is incorporated by reference from pages 2 through 5 of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on June 5, 1998 in connection with the Annual Meeting of Shareholders to be held June 30, 1998.

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


ITEM 11.     EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated by reference from pages 3 through 7 of the Company's definitive Proxy Statement filed June 5, 1998 in connection with the Annual Meeting of Shareholders to be held June 30, 1998.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from pages 8 and 9 of the Company's definitive Proxy Statement filed June 5, 1998 in connection with the Annual Meeting of Shareholders to be held June 30, 1998.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and related transactions is incorporated by reference from pages 7 and 8 of the Company's definitive Proxy Statement filed June 5, 1998 in connection with the Annual Meeting of Shareholders to be held June 30, 1998.


                                    PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1)      Financial Statements

             The Company's financial statements for the fiscal year ended March 27, 1998 are listed in the accompanying Index to Consolidated Financial Statements at page F-1 and are incorporated herein by reference from pages 14 through 26 of the Company's Annual Report to Shareholders for the year ended March 27, 1998.

             (2)      Financial Statement Schedules

                      None

             (3)      Index to Exhibits

   Exhibit
     No.       Description
   -------     -----------
     2.1       Agreement and Plan of Merger, dated as of June 30, 1996, by and among Palm Harbor Homes, Inc., Newco Homes, Inc., Scott W.
               Chaney, Christopher M. Finke, Thomas B. Kesterson and Joseph H.
               Kesterson (Incorporated by reference to Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated August 1, 1996
               (File No. 0-24268))

     2.2       Amendment No. 1 to Agreement and Plan of Merger, dated August 1,
               1996 (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated August 1, 1996
               (File No. 0-24268))

     2.3       Stock Purchase Agreement dated February 9, 1998, by and among
               Palm Harbor Homes, Inc., Cannon Manufactured Housing Group, Inc.,
               Cannon Mobile Homes, Inc., Pleasant Valley Mobile Homes, Inc.,
               Countryside Mobile Homes, Inc., Cumberland Homes, Inc., All Star
               Mobile Homes, Inc., First Home Mortgage Corporation, Thomas G.
               Cannon, Dale F. Cannon, Jack H. Coffey, John G. Blake, Todd R.
               Cannon and the Estate of Grover R. Cannon (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 9, 1998 (File No. 000-24268))

     2.4       Amendment Number 1 to Stock Purchase Agreement dated March 7,
               1998, by and among Palm Harbor Homes, Inc., Cannon Manufactured
               Housing Group, Inc., Cannon Mobile Homes, Inc., Pleasant Valley
               Mobile Homes, Inc., Countryside Mobile Homes, Inc., Cumberland
               Homes, Inc., All Star Mobile Homes, Inc., First Home Mortgage
               Corporation, Thomas G. Cannon, Dale F. Cannon, Jack H. Coffey,
               John G. Blake, Todd R. Cannon and the Estate of Grover R. Cannon
               (Incorporated by reference to Exhibit 2.2 to the Registrant's
               Current Report on Form 8-K dated April 7, 1998 (File No.
               000-24268))

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

    10.1       Associate Stock Purchase Plan (Incorporated by reference to
               Exhibit 10.2 to the Registrant's Registration Statement on Form
               S-1, No. 33-97676)

    10.2 Form of Indemnification Agreement between the Company and each of its directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form
               S-1, Registration No. 33-79164)

    10.3       Compensation Agreement between the Company and Lee Posey
               (Incorporated by reference to Exhibit 10.7 to the Registrant's
               Registration Statement on Form S-1, Registration No. 33- 79164)

    10.4       Amendment to Compensation Agreement between the Company and Lee
               Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No. 33-97676)

   *13.1 Selected pages of the Company's Annual Report to Shareholders for the year ended March 27, 1998

   *21.1       List of Subsidiaries

   *23.1       Consent of Ernst & Young LLP

    24.1       Power of Attorney (included on the signature page of the Report)

   *27.1       Financial Data Schedule [Filed in electronic format only]

---------------

* Filed herewith

         (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K, all of which were filed to report the acquisition of the Cannon Companies:

             (i) Form 8-K, filed with the Securities and Exchange Commission on February 13, 1998; and

             (ii) Form 8-K, filed with the Securities and Exchange Commission on
                  April 9, 1998.

         (c) See Item 14(a)(3) above.

         (d) None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 1998.

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

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 27, 1998 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

             SIGNATURES                                  TITLE                              DATE
             ----------                                  -----                              ----
/s/ Lee Posey                            Chairman of the Board and Director            June 10, 1998
----------------------------------       (Principal Executive Officer)
Lee Posey

/s/ Larry Keener                         Chief Executive Officer, President and        June 10, 1998
----------------------------------       Director
Larry Keener

/s/ Scott W. Chaney                      Executive Vice President and Director         June 10, 1998
----------------------------------
Scott W. Chaney

/s/ Kelly Tacke                          Vice President-Finance, Chief Financial       June 10, 1998
----------------------------------       Officer and Secretary  (Principal Financial
Kelly Tacke                              and Accounting Officer)

/s/ William R. Thomas                    Director                                      June 10, 1998
----------------------------------
William R. Thomas

/s/ Walter D. Rosenberg, Jr.             Director                                      June 10, 1998
----------------------------------
Walter D. Rosenberg, Jr.

/s/ Frederick R. Meyer                   Director                                      June 10, 1998
----------------------------------
Frederick R. Meyer

/s/ John H. Wilson                       Director                                      June 10, 1998
----------------------------------
John H. Wilson

/s/ A. Gary  Shilling                    Director                                      June 10, 1998
----------------------------------
A. Gary Shilling

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of
Part II from pages 14 through 26 of the Company's Annual Report to Shareholders for the year ended March 27, 1998):

         Consolidated Balance Sheets as of  March 28, 1997 and March 27, 1998

         Consolidated Statements of Income for the years ended March 29, 1996,
                March 28, 1997 and March 27, 1998

         Consolidated Statements of Shareholders' Equity for the years ended
                March 29, 1996, March 28, 1997 and March 27, 1998

         Consolidated Statements of Cash Flows for the years ended
                March 29, 1996, March 28, 1997 and March 27, 1998

         Notes to  Consolidated Financial Statements

         Report of Independent Auditors

                                INDEX TO EXHIBITS

   Exhibit
     No.       Description
   -------     -----------
     2.1       Agreement and Plan of Merger, dated as of June 30, 1996, by and among Palm Harbor Homes, Inc., Newco Homes, Inc., Scott W.
               Chaney, Christopher M. Finke, Thomas B. Kesterson and Joseph H.
               Kesterson (Incorporated by reference to Exhibit 2.1 to the
               Registrant's Current Report on Form 8-K dated August 1, 1996
               (File No. 0-24268))

     2.2       Amendment No. 1 to Agreement and Plan of Merger, dated August 1,
               1996 (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated August 1, 1996
               (File No. 0-24268))

     2.3       Stock Purchase Agreement dated February 9, 1998, by and among
               Palm Harbor Homes, Inc., Cannon Manufactured Housing Group, Inc.,
               Cannon Mobile Homes, Inc., Pleasant Valley Mobile Homes, Inc.,
               Countryside Mobile Homes, Inc., Cumberland Homes, Inc., All Star
               Mobile Homes, Inc., First Home Mortgage Corporation, Thomas G.
               Cannon, Dale F. Cannon, Jack H. Coffey, John G. Blake, Todd R.
               Cannon and the Estate of Grover R. Cannon (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 9, 1998 (File No. 000-24268))

     2.4       Amendment Number 1 to Stock Purchase Agreement dated March 7,
               1998, by and among Palm Harbor Homes, Inc., Cannon Manufactured
               Housing Group, Inc., Cannon Mobile Homes, Inc., Pleasant Valley
               Mobile Homes, Inc., Countryside Mobile Homes, Inc., Cumberland
               Homes, Inc., All Star Mobile Homes, Inc., First Home Mortgage
               Corporation, Thomas G. Cannon, Dale F. Cannon, Jack H. Coffey,
               John G. Blake, Todd R. Cannon and the Estate of Grover R. Cannon
               (Incorporated by reference to Exhibit 2.2 to the Registrant's
               Current Report on Form 8-K dated April 7, 1998 (File No.
               000-24268))

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

    10.1       Associate Stock Purchase Plan (Incorporated by reference to
               Exhibit 10.2 to the Registrant's Registration Statement on Form
               S-1, No. 33-97676)

    10.2 Form of Indemnification Agreement between the Company and each of its directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form
               S-1, Registration No. 33-79164)

    10.3       Compensation Agreement between the Company and Lee Posey
               (Incorporated by reference to Exhibit 10.7 to the Registrant's
               Registration Statement on Form S-1, Registration No. 33- 79164)

    10.4       Amendment to Compensation Agreement between the Company and Lee
               Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No. 33-97676)

   *13.1 Selected pages of the Company's Annual Report to Shareholders for the year ended March 27, 1998

   *21.1       List of Subsidiaries

   *23.1       Consent of Ernst & Young LLP

    24.1       Power of Attorney (included on the signature page of the Report)

   *27.1       Financial Data Schedule [Filed in electronic format only]

---------------

* Filed herewith