Form 10-Q
period 1998-06-26
PALM HARBOR HOMES INC /FL/
filed 1998-08-04
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X}QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1998

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                      59-1036634
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


              15303 Dallas Parkway, Suite 800, Dallas, Texas 75248
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                  972-991-2422
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes[X] No[ ] and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on August 3, 1998 -
23,787,114.

                            PALM HARBOR HOMES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        JUNE 26,              MARCH 27,
                                                         1998                   1998
                                                      ---------               ---------
                                                      Unaudited
ASSETS
     Cash and cash equivalents                         $ 39,981               $  21,073
     Investments                                          7,886                   5,091
     Receivables                                         78,868                  71,171
     Inventories                                        106,946                 108,185
     Other current assets                                 6,283                   5,163
                                                      ---------               ---------
         Total current assets                           239,964                 210,683


Other assets                                             75,592                  75,803

Property, plant and equipment, net                       69,840                  67,360
                                                      ---------               ---------

TOTAL ASSETS                                          $ 385,396               $ 353,846
                                                      =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                 $  46,316               $  44,547
     Floor plan payable                                 107,083                  79,564
     Line of credit                                                              17,000
     Accrued liabilities                                 56,380                  46,338
     Current portion of long-term debt                      221                     944
                                                      ---------               ---------
         Total current liabilities                      210,000                 188,393
     Long-term debt, less current portion                 3,325                   3,382
     Deferred income taxes                                4,890                   5,015
     Shareholders' equity:
       Common stock, $.01 par value                         191                     191
       Additional paid-in capital                        54,197                  54,197
       Retained earnings                                112,990                 102,865
                                                      ---------               ---------
                                                        167,378                 157,253

       Less treasury shares                                (197)                   (197)
                                                      ---------               ---------
         Total shareholders' equity                     167,181                 157,056
                                                      ---------               ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 385,396               $ 353,846
                                                      =========               =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                THREE MONTHS ENDED
                                      JUNE 26,                     JUNE 27,
                                       1998                          1997
                                     ---------                    ---------
                                                     Unaudited

Net sales                            $ 204,130                    $ 159,097

Cost of sales                          146,833                      118,561
Selling, general and
   administrative expenses              38,909                       27,569
                                     ---------                    ---------
Income from operations                  18,388                       12,967
Interest expense                        (2,250)                      (1,044)
Other income                               684                          518
                                     ---------                    ---------
Income before income taxes              16,822                       12,441

Income tax expense                       6,697                        4,773
                                     ---------                    ---------
Net income                           $  10,125                    $   7,668
                                     =========                    =========

Net income per common share -
   basic and diluted                 $    0.53                    $    0.41
                                     =========                    =========

Weighted average common shares
   outstanding                          19,029                       18,870
                                     =========                    =========

Weighted average common shares
   outstanding - assuming dilution      19,078                       18,895
                                     =========                    =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               FOR THE THREE MONTHS ENDED
                                                                 JUNE 26,      JUNE 27,
                                                                   1998          1997
                                                                 --------      --------
                                                                        Unaudited
OPERATING ACTIVITIES
Net income                                                       $ 10,125      $  7,668
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                1,665         1,334
        Amortization                                                  966           386
        Deferred income tax benefit                                  (125)         (189)
        Gain on sale of loans                                      (2,947)
        Gain on disposition of assets                                 (76)           (5)
        Changes in operating assets and liabilities:
           Trade accounts receivable                               (1,295)        1,357
           Inventories                                              1,239        (1,134)
           Other current assets                                    (1,120)        1,312
           Other assets                                              (755)          846
           Accounts payable and accrued expenses                   11,811        16,887
                                                                 --------      --------
Cash provided by operations                                        19,488        28,462
        Loans originated                                          (44,254)
        Sales of loans                                             40,799
                                                                 --------      --------
Net cash provided by operating activities                          16,033        28,462

INVESTING ACTIVITIES
Purchases of property, plant and equipment                         (4,165)       (5,145)
Purchases of investments                                           (2,995)       (1,244)
Sales of investments                                                  200         3,225
Proceeds from disposition of assets                                    96             8
                                                                 --------      --------
Net cash used in investing activities                              (6,864)       (3,156)

FINANCING ACTIVITIES
Net proceeds from (payments on) floor plan payable                 27,519        (9,245)
Payments on short-term debt                                       (17,000)
Principal payments on notes payable and long-term debt               (780)          (49)
Notes receivable from shareholders, net                                              13
                                                                 --------      --------
Net cash provided by (used in) financing activities                 9,739        (9,281)
                                                                 --------      --------

Net increase in cash and cash equivalents                          18,908        16,025
Cash and cash equivalents at beginning of period                   21,073        26,346
                                                                 --------      --------
Cash and cash equivalents at end of period                       $ 39,981      $ 42,371
                                                                 ========      ========

Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                   $  2,024      $  1,060
      Income taxes                                                    150           553



See accompanying notes.

                             PALM HARBOR HOMES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 27, 1998. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.       Stock Dividend

         On June 30, 1998, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 14, 1998. The stock dividend was paid on July 28, 1998. Historical common share and per share data for all periods presented have not been adjusted to reflect the stock split.

3.       Inventories

         Inventories consist of the following (in thousands):

                                                         JUNE 26,       MARCH 27,
                                                           1998           1998
                                                        ----------      ---------
                                                        Unaudited
                  Raw materials                         $   8,303       $   8,625
                  Work in process                           2,792           2,803
                  Finished goods - manufacturing              125             156
                                 - retail                  95,726          96,601
                                                        ---------       ---------
                                                        $ 106,946       $ 108,185
                                                        =========       =========

4.       Other Assets

         Other assets include goodwill of $65.7 million at June 26, 1998 and $63.5 at March 27, 1998, with accumulated amortization of $3.9 million and $3.0 million, respectively.

5.       Floor Plan Payable

         The Company has floor plan credit facilities totaling $170.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.50% at June 26, 1998) to prime minus .50%. The Company had $107.1 million and $79.6 million outstanding on these floor plan credit facilities at June 26, 1998 and March 27, 1998, respectively.

6.       Line of Credit

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate plus .625% or the prime rate minus 1%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. The Company had zero and $17.0 million outstanding on this line of credit on June 26, 1998 and March 27, 1998, respectively.

7.       Reclassification

         Certain prior period amounts have been reclassified to conform to the current period presentation.

8.       Financial Services Revenue Recognition

         The Company has adopted Statement of Financial Accounting Standards No. 125 (SFAS 125) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which became effective after December 31, 1996. SFAS 125 modifies the Company's accounting policies for the origination and sale of loan contracts through CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company's finance subsidiary. CountryPlace sells the loan contracts to national consumer finance companies and retains a residual interest in the interest generated by the sold contracts. The fair value of the residual interest is determined using a number of market based assumptions. The gain on the sale of these contracts is included in revenues net of any estimated credit losses. The effect of SFAS 125 on prior periods was not material. The Company also recognizes income from the sale of property and casualty insurance policies.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                           THREE MONTHS ENDED

                                         JUNE 26,       JUNE 27,
                                          1998            1997
                                         -------        -------
       Net Sales                           100.0%         100.0%
       Cost of sales                        71.9           74.5
                                         -------        -------
             Gross profit                   28.1           25.5
       Selling, general and
          administrative expenses           19.1           17.3
                                         -------        -------
             Income from operations          9.0            8.2
       Interest expense                     (1.1)          (0.7)
       Other income                          0.4            0.3
                                         -------        -------
       Income before income taxes            8.3            7.8
       Income tax expense                    3.3            3.0
                                         -------        -------
             Net income                      5.0%           4.8%
                                         =======        =======


The following table summarizes certain key sales statistics as of and for the three months ended June 26, 1998 and June 27, 1997.


                                                 THREE MONTHS ENDED
                                              JUNE 26,        JUNE 27,
                                                1998            1997
                                             --------        --------
Company homes sold through
     Company-owned retail superstores           2,481           1,815
Total new homes sold                            4,209           3,477
Internalization rate (1)                           59%             52%
Average new home price - retail              $ 54,000        $ 53,000
Number of retail superstores at
     end of period                                 99              59
Homes sold to independent retailers             1,313           1,596


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.


THREE MONTHS ENDED JUNE 26, 1998 COMPARED TO THREE MONTHS ENDED JUNE 27, 1997

       NET SALES. Net sales increased 28.3% to $204.1 million in the first quarter of fiscal 1999 from $159.1 million in the first quarter of fiscal 1998. Of this increase, 25.2% was the result of an increase in manufactured housing sales and 3.1% was the result of an increase in financial services income. The increase in manufactured housing sales was primarily due to a 54.0% increase in the volume of homes sold through Company-owned retail superstores. The Company had 99 superstores at the end of the first quarter of fiscal 1999 compared to 59 at the end of the first quarter of fiscal 1998. The increase in financial services income was primarily due to an increase in the gain on the sale of loans in which CountryPlace Mortgage, Ltd., the Company's finance subsidiary, retains a residual interest. See "Financial Services Revenue Recognition" in Notes to Condensed Consolidated Financial Statements.

       GROSS PROFIT. Gross profit increased 41.4% to $57.3 million in the quarter ended June 26, 1998 compared to $40.5 million in the quarter ended June 27, 1997. During the same period, gross profit margin as a percentage of net sales increased to 28.1% compared to 25.5%. This increase was the result of selling 59% of the Company's homes through Company-owned retail superstores in the first quarter of fiscal 1999 versus 52% in the first quarter of fiscal 1998 and production efficiencies at manufacturing facilities.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 41.1% to $38.9 million in the quarter ended June 26, 1998 from $27.6 million in the quarter ended June 27, 1997, primarily due to increased promotion and advertising expenditures, expenses associated with the 40 additional retail superstores, and performance based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 19.1% in the first quarter of fiscal 1999 from 17.3% in the first quarter of fiscal 1998. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 41.8% to $18.4 million in the quarter ended June 26, 1998 compared to $13.0 million in the quarter ended June 27, 1997.

       INTEREST EXPENSE. Interest expense increased 115.5% to $2.3 million for the first quarter of fiscal 1999 from $1.0 million in the first quarter of fiscal 1998. This increase was primarily due to an increase in floor plan credit facilities.

       OTHER INCOME. Other income increased 32.1% to $0.68 million in the first quarter of fiscal 1999 from $0.52 million in the first quarter of fiscal 1998. This increase was primarily the result of additional interest earned on cash used for investments.

       LIQUIDITY AND CAPITAL RESOURCES. The Company has floor plan credit facilities totaling $170.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.50% at June 26, 1998) to prime minus .50%. The Company had $107.1 million and $79.6 million outstanding on these credit facilities at June 26, 1998 and March 27, 1998, respectively. The Company has obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate plus .625% or the prime rate minus 1%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. The Company had zero and $17.0 million outstanding on this line of credit at June 26, 1998 and March 27, 1998, respectively.

       The Company believes that cash flow from operations, together with floor plan financing and the revolving line of credit, will be adequate to support its working capital and currently planned capital expenditure needs in the foreseeable future. The Company may, from time to time, obtain additional floor plan financing for its retail inventories. Such practice is customary in the industry. The Company is also considering other various sources of financing including, but not limited to, a private placement of debt. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond the Company's control, no assurances can be given in this regard.


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

       Item 1.    Legal Proceedings - Not applicable

       Item 2.    Changes in Securities - Not applicable

       Item 3.    Defaults upon Senior Securities - Not applicable

       Item 4.    Submission of Matters to a Vote by Security Holders

                  a) The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on June 30, 1998.

                  b) The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

                          Lee Posey
                          Larry H. Keener
                          William R. Thomas
                          Walter D. Rosenberg, Jr.
                          Frederick R. Meyer
                          John H. Wilson
                          A. Gary Shilling
                          Scott W. Chaney
                          Thomas G. Cannon

                  c) The tabulation of votes for each Director nominee was as follows:

                          Election of Directors:            For        Withheld
                          Lee Posey                      16,150,920     93,083
                          Larry H. Keener                16,151,000     92,803
                          William R. Thomas              16,151,164     92,639
                          Walter D. Rosenberg, Jr.       16,151,153     92,651
                          Frederick R. Meyer             16,151,136     92,667
                          John H. Wilson                 16,151,164     92,639
                          A. Gary Shilling               16,151,164     92,639
                          Scott W. Chaney                16,151,109     92,713
                          Thomas G. Cannon               16,150,891     92,911

                  d) To appoint Ernst & Young LLP as independent auditors for the year ending March 26, 1999.

                             For              Withheld            Abstaining
                          16,234,656            3,330                5,815

                  e) To increase the number of authorized shares of Common Stock from 20,000,000 to 50,000,000.

                             For               Withheld          Abstaining
                          14,770,638           1,467,696            5,468

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

Date: August 3, 1998

                                                     Palm Harbor Homes, Inc.
                                                  -----------------------------
                                                            (Registrant)

                                              By: /s/  Kelly Tacke
                                                  -----------------------------
                                                  Kelly Tacke
                                                  Chief Financial and Accounting
                                                  Officer


                                               By: /s/  Lee Posey
                                                   -----------------------------
                                                   Lee Posey
                                                   Chairman of the Board

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27                        Financial Data Schedule
