Form 10-Q
period 1998-09-25
PALM HARBOR HOMES INC /FL/
filed 1998-11-06
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1998

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                               59-1036634
---------------------------------------------          ---------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer Identification Number)
 or organization)



           15303 Dallas Parkway, Suite 800, Dallas, Texas      75248
           ------------------------------------------------------------
              (Address of principal executive offices)       (Zip code)


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

Shares of common stock $.01 par value, outstanding on November 4, 1998 - 23,779,614.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (Unaudited)

                                                          SEPTEMBER 25,   MARCH 27,
                                                              1998          1998
                                                           ---------     ---------
ASSETS
     Cash and cash equivalents                             $  16,506     $  21,073
     Investments                                              35,575         5,091
     Receivables                                              80,275        71,171
     Inventories                                             103,558       108,185
     Other current assets                                      5,698         5,163
                                                           ---------     ---------
         Total current assets                                241,612       210,683


Other assets                                                  74,987        75,803

Property, plant and equipment, net                            72,329        67,360
                                                           ---------     ---------

TOTAL ASSETS                                               $ 388,928     $ 353,846
                                                           =========     =========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                      $  47,323     $  44,547
     Floor plan payable                                      106,525        79,564
     Line of credit                                                         17,000
     Accrued liabilities                                      49,143        46,338
     Current portion of long-term debt                           225           944
                                                           ---------     ---------
         Total current liabilities                           203,216       188,393
     Long-term debt, less current portion                      3,267         3,382
     Deferred income taxes                                     4,758         5,015
     Shareholders' equity:
       Common stock, $.01 par value                              191           191
       Additional paid-in capital                             54,197        54,197
       Retained earnings                                     123,658       102,865
                                                           ---------     ---------
                                                             178,046       157,253
       Less treasury shares                                     (359)         (197)
                                                           ---------     ---------
         Total shareholders' equity                          177,687       157,056
                                                           ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 388,928     $ 353,846
                                                           =========     =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                          SEPTEMBER 25,  SEPTEMBER 26,     SEPTEMBER 25,  SEPTEMBER 26,
                                              1998          1997              1998          1997
                                            ---------     ---------         ---------     ---------
Net sales                                   $ 190,853     $ 153,106         $ 394,983     $ 312,203
Cost of sales                                 133,000       112,881           279,833       231,442
Selling, general and
   administrative expenses                     38,382        27,080            77,291        54,649
                                            ---------     ---------         ---------     ---------
Income from operations                         19,471        13,145            37,859        26,112

Interest expense                               (2,750)       (1,134)           (5,000)       (2,178)
Other income                                      715           639             1,399         1,157
                                            ---------     ---------         ---------     ---------
Income before income taxes                     17,436        12,650            34,258        25,091

Income tax expense                              7,011         4,757            13,708         9,530
                                            ---------     ---------         ---------     ---------

Net income                                  $  10,425     $   7,893         $  20,550     $  15,561
                                            =========     =========         =========     =========


Net income per common share -
   basic and diluted                        $    0.44     $    0.34         $    0.86     $    0.66
                                            =========     =========         =========     =========

Weighted average common
   shares outstanding                          23,786        23,589            23,787        23,589
                                            =========     =========         =========     =========

Weighted average common
   shares outstanding -
   assuming dilution                           23,845        23,631            23,847        23,623
                                            =========     =========         =========     =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                   FOR THE SIX MONTHS ENDED
                                                               SEPTEMBER 25,       SEPTEMBER 26,
                                                                  1998                 1997
                                                                --------             --------
OPERATING ACTIVITIES
Net income                                                      $ 20,550             $ 15,561
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                               3,580                2,703
        Amortization                                               1,969                  803
        Deferred income tax benefit                                 (257)                (324)
        Gain on sale of loans                                     (5,303)
        Gain on disposition of assets                                (45)                 (12)
        Changes in operating assets and liabilities:
           Trade accounts receivable                               1,799               (9,594)
           Inventories                                             4,627               (5,100)
           Other current assets                                     (535)               1,222
           Other assets                                           (1,153)                (188)
           Accounts payable and accrued liabilities                5,581                4,003
                                                                --------             --------
Cash provided by operations                                       30,813                9,074
        Loans originated                                         (88,678)
        Sales of loans                                            83,321
                                                                --------             --------
Net cash provided by operating activities                         25,456                9,074

INVESTING ACTIVITIES
Purchases of property, plant and equipment                        (8,601)              (9,577)
Purchases of investments                                         (35,142)              (1,847)
Sales of investments                                               4,658                3,225
Proceeds from disposition of assets                                   97                   15
                                                                --------             --------
Net cash used in investing activities                            (38,988)              (8,184)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                              26,961                1,581
Payments on line of credit                                       (17,000)
Principal payments on notes payable and long-term debt              (834)                 (83)
Net purchases of treasury stock                                     (162)                  (3)
Notes receivable from shareholders                                                         13
                                                                --------             --------
Net cash provided by financing activities                          8,965                1,508
                                                                --------             --------

Net (decrease) increase in cash and cash equivalents              (4,567)               2,398
Cash and cash equivalents at beginning of period                  21,073               26,346
                                                                --------             --------
Cash and cash equivalents at end of period                      $ 16,506             $ 28,744
                                                                ========             ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                  $  4,680             $  2,165
      Income taxes                                                15,412               12,003


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

3.       Inventories

         Inventories consist of the following (in thousands):

                                                                  SEPTEMBER 25,      MARCH 27,
                                                                      1998             1998
                                                                    --------         --------
                                                                    Unaudited
Raw materials                                                       $  8,603         $  8,625
Work in process                                                        2,951            2,803
Finished goods - manufacturing                                            31              156
                     - retail                                         91,973           96,601
                                                                    --------         --------
                                                                    $103,558         $108,185
                                                                    ========         ========

4.       Other Assets

         Other assets include goodwill of $65.7 million at September 25, 1998 and $63.5 million at March 27, 1998, with accumulated amortization of $4.9 million and $3.0 million, respectively.

5.       Floor Plan Payable

         The Company has floor plan credit facilities totaling $170.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.50% at September 25, 1998) to prime minus .50%. The Company had $106.5 million and $79.6 million outstanding on these floor plan credit facilities at September 25, 1998 and March 27, 1998, respectively.

         The Company has entered into a floor plan financing agreement with a financial institution. As part of this agreement, the Company is able to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The interest rate on the outstanding borrowings is prime (8.5% at September 25, 1998). The agreement also calls for a minimum of $50.0 million to be maintained as the outstanding balance on the related credit facility. The agreement is effective until December 31, 1999. At September 25, 1998, the Company had $25.0 million invested and has classified this amount as Investments in the accompanying Condensed Consolidated Balance Sheet.

6.       Line of Credit

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate plus .625% or the prime rate minus 1%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. The Company had zero and $17.0 million outstanding on this line of credit on September 25, 1998 and March 27, 1998, respectively.

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

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  See pages 1 through 5.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                        SEPTEMBER 25,   SEPTEMBER 26,   SEPTEMBER 25,    SEPTEMBER 26,
                                           1998            1997            1998            1997
                                         --------        --------        --------        --------

Net sales                                     100.0%          100.0%          100.0%          100.0%
Cost of sales                                  69.7            73.7            70.8            74.1
                                           --------        --------        --------        --------
     Gross profit                              30.3            26.3            29.2            25.9
Selling, general and
   administrative expenses                     20.1            17.7            19.6            17.5
                                           --------        --------        --------        --------
      Income from operations                   10.2             8.6             9.6             8.4
Interest expense                               (1.4)           (0.7)           (1.3)           (0.7)
Other income                                    0.4             0.4             0.4             0.4
                                           --------        --------        --------        --------
Income before income taxes                      9.2             8.3             8.7             8.1
Income tax expense                              3.7             3.1             3.5             3.1
                                           --------        --------        --------        --------
      Net income                                5.5%            5.2%            5.2%            5.0%
                                           ========        ========        ========        ========

The following table summarizes certain key sales statistics as of and for the three and six months ended September 25, 1998 and September 26, 1997.

                                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                    SEPTEMBER 25,     SEPTEMBER 26,     SEPTEMBER 25,      SEPTEMBER 26,
                                                        1998              1997              1998              1997
                                                       -------           -------           -------           -------
Company homes sold through
     Company-owned retail superstores                    2,513             1,892             4,994             3,707
Total new homes sold                                     3,919             3,448             8,128             6,925
Internalization rate (1)                                    64%               55%               61%               54%
Average new home price - retail                        $55,000           $56,000           $54,000           $55,000
Number of retail superstores at
     end of period                                         104                63               104                63
Homes sold to independent retailers                      1,131             1,517             2,444             3,113


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

THREE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 26, 1997

       NET SALES. Net sales increased 24.7% to $190.9 million in the second quarter of fiscal 1999 from $153.1 million in the second quarter of fiscal 1998. Of this increase, 22.0% was the result of an increase in manufactured housing sales and 2.7% was the result of an increase in financial services income. The increase in manufactured housing sales was primarily due to a 44.4% increase in the volume of homes sold through Company-owned retail superstores. The Company had 104 superstores at the end of the second quarter of fiscal 1999 compared to 63 at the end of the second quarter of fiscal 1998. The increase in financial services income was primarily due to an increase in the gain on the sale of loans in which CountryPlace Mortgage, Ltd., the Company's finance subsidiary, retains a residual interest. See "Financial Services Revenue Recognition" in Notes to Condensed Consolidated Financial Statements.

       GROSS PROFIT. Gross profit increased 43.8% to $57.9 million in the quarter ended September 25, 1998 compared to $40.2 million in the quarter ended September 26, 1997. During the same period, gross profit margin as a percentage of net sales increased to 30.3% compared to 26.3%. This increase was the result of selling 64% of the Company's homes through Company-owned retail superstores in the second quarter of fiscal 1999 versus 55% in the second quarter of fiscal 1998 and production efficiencies at manufacturing facilities.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 41.7% to $38.4 million in the quarter ended September 25, 1998 from $27.1 million in the quarter ended September 26, 1997, primarily due to increased promotion and advertising expenditures, expenses associated with the 41 additional retail superstores, and performance based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 20.1% in the second quarter of fiscal 1999 from 17.7% in the second quarter of fiscal 1998. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 48.1% to $19.5 million in the quarter ended September 25, 1998 compared to $13.1 million in the quarter ended September 26, 1997.

       INTEREST EXPENSE. Interest expense increased 142.5% to $2.8 million for the second quarter of fiscal 1999 from $1.1 million in the second quarter of fiscal 1998. This increase was primarily due to an increase in floor plan credit facilities.

       OTHER INCOME. Other income increased 11.9% to $.72 million in the second quarter of fiscal 1999 from $.64 million in the second quarter of fiscal 1998. This increase was primarily the result of additional interest earned on cash used for investments.

SIX MONTHS ENDED SEPTEMBER 25, 1998 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 26, 1997

       NET SALES. Net sales increased 26.5% to $395.0 million in the six months ended September 25, 1998 from $312.2 million in the six months ended September 26, 1997. Of this increase, 23.6% was the result of an increase in manufactured housing sales and 2.9% was the result of an increase in financial services income. The increase in manufactured housing sales was primarily due to a 49.1% increase in the volume of homes sold through Company-owned retail superstores. The company had 104 superstores at the end of the six months ended September 25, 1998 compared to 63 at the end of the six months ended September 26, 1997. The increase in financial services income was primarily due to an increase in the gain on the sale of loans in which CountryPlace Mortgage, Ltd., the Company's finance subsidiary, retains a residual interest. See "Financial Services Revenue Recognition" in Notes to Condensed Consolidated Financial Statements.

       GROSS PROFIT. Gross profit increased 42.6% to $115.2 million in the six months ended September 25, 1998 compared to $80.8 million in the six months ended September 26, 1997. During the same period, gross profit margin as a percentage of net sales increased to 29.2% compared to 25.9%. This increase was the result of selling 61% of the Company's homes through Company-owned retail superstores in the six months ended September 25, 1998 versus 54% in the six months ended September 26, 1997 and production efficiencies at maturing manufacturing facilities.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 41.4% to $77.3 million in the six months ended September 25, 1998 from $54.6 million in the six months ended September 26, 1997, primarily due to increased promotion and advertising expenditures, expenses associated with the 41 additional retail superstores, and performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 19.6% in the six months ended September 25, 1998 from 17.5% in the six months ended September 26, 1997. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 45.0% to $37.9 million in the six months ended September 25, 1998 compared to $26.1 million in the six months ended September 26, 1997.

       INTEREST EXPENSE. Interest expense increased 129.6% to $5.0 million for the six months ended September 25, 1998 from $2.2 million in the six months ended September 26, 1997. This increase was primarily due to an increase in the floor plan credit facilities.

       OTHER INCOME. Other income increased 20.9% to $1.4 million in the six months ended September 25, 1998 from $1.2 million in the six months ended September 26, 1997. This increase was primarily the result of additional interest earned on cash used for investments.

       LIQUIDITY AND CAPITAL RESOURCES. The Company has floor plan credit facilities totaling $170.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.5% at September 25, 1998) to prime minus .50%. The Company had $106.5 million and $79.6 million outstanding on these credit facilities at September 25, 1998 and March 27, 1998, respectively.

       The Company has entered into a floor plan financing agreement with a financial institution. As part of this agreement, the Company is able to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The interest rate on the outstanding borrowings is prime (8.5% at September 25, 1998). The agreement also calls for a minimum of $50.0 million to be maintained as the outstanding balance on the related credit facility. The agreement is effective until December 31, 1999. At September 25, 1998, the Company had $25.0 million invested and has classified this amount as Investments in the accompanying Condensed Consolidated Balance Sheet.

       The Company has obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate plus .625% or the prime rate minus 1%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. The Company had zero and $17.0 million outstanding on this line of credit at September 25, 1998 and March 27, 1998, respectively.

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

       YEAR 2000 ISSUE. The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software may be unable to properly categorize and process dates occurring after December 31, 1999. This could result in a system failure or miscalculations in the Company's computer programs causing significant, unanticipated liabilities, expenses and possible disruption of its business.

       Based on an assessment by the Company of operating, financial and management information systems, the Company implemented a plan during the second quarter of fiscal 1997 to modify or upgrade certain equipment and software necessary to address the Year 2000 Issue. Costs are estimated to be significantly less than $.50 million. Under the plan, all modifications and upgradings will be completed and tested before December 1999. The plan is designed to utilize resources from within the Company with minimal impact on other non-Year 2000 Issue management information system projects.

       Additionally, risk of business disruption exists if Year 2000 Issue-related failures occur among the Company's lenders, suppliers, transporters and others upon which the Company relies, but over which the Company has no control. There can be no guarantee that the systems of these third parties on which the Company relies will be modified on a timely basis and will not have an adverse effect on the Company's systems or operations. The Company is maintaining contact with these critical third parties to determine the extent to which the Company would be affected if there were Year 2000 Issue-related failures among these third parties.

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

  Item 4.   Submission on Matters to a Vote by Security Holders - Not applicable

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

Date: November 4, 1998

                                              Palm Harbor Homes, Inc.
                                       -----------------------------------------
                                                    (Registrant)


                                   By:   /s/  Kelly Tacke
                                       -----------------------------------------
                                       Kelly Tacke
                                       Chief Financial and Accounting
                                       Officer


                                   By:    /s/  Lee Posey
                                       -----------------------------------------
                                       Lee Posey
                                       Chairman of the Board

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule