Form 10-Q
period 1998-12-25
PALM HARBOR HOMES INC /FL/
filed 1999-02-01
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1998

Commission file number 0-26188



                             PALM HARBOR HOMES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                   59-1036634
---------------------------------                ----------------------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)


           15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
      -------------------------------------------------------------------
      (Address of principal executive offices)         (Zip code)



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

Shares of common stock $.01 par value, outstanding on January 29, 1999 - 23,779,614.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    DECEMBER 25,     MARCH 27,
                                                       1998            1998
                                                    ----------      ----------
ASSETS                                              (Unaudited)
     Cash and cash equivalents                      $    9,009      $   21,073
     Investments                                        40,249           5,091
     Receivables                                        88,974          71,171
     Inventories                                       116,241         108,185
     Other current assets                                6,051           5,163
                                                    ----------      ----------
         Total current assets                          260,524         210,683


Other assets                                            75,480          75,803

Property, plant and equipment, net                      75,186          67,360
                                                    ----------      ----------
TOTAL ASSETS                                        $  411,190      $  353,846
                                                    ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                               $   44,702      $   44,547
     Floor plan payable                                122,746          79,564
     Line of credit                                                     17,000
     Accrued liabilities                                48,468          46,338
     Current portion of long-term debt                     229             944
                                                    ----------      ----------
         Total current liabilities                     216,145         188,393
     Long-term debt, less current portion                3,209           3,382
     Deferred income taxes                               4,633           5,015
     Shareholders' equity:
       Common stock, $.01 par value                        191             191
       Additional paid-in capital                       54,197          54,197
       Retained earnings                               133,257         102,865
                                                    ----------      ----------
                                                       187,645         157,253
       Less treasury shares                               (442)           (197)
                                                    ----------      ----------
         Total shareholders' equity                    187,203         157,056
                                                    ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  411,190      $  353,846
                                                    ==========      ==========

See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                      DECEMBER 25,    DECEMBER 26,    DECEMBER 25,    DECEMBER 26,
                                         1998            1997            1998            1997
                                      ----------      ----------      ----------      ----------
Net sales                             $  186,054      $  161,969      $  581,037      $  474,172
Cost of sales                            129,917         118,854         409,750         350,296
Selling, general and
   administrative expenses                40,268          30,094         117,559          84,743
                                      ----------      ----------      ----------      ----------
Income from operations                    15,869          13,021          53,728          39,133

Interest expense                          (2,356)         (1,120)         (7,356)         (3,298)
Other income                               2,218             737           3,617           1,894
                                      ----------      ----------      ----------      ----------
Income before income taxes                15,731          12,638          49,989          37,729

Income tax expense                         6,291           4,846          19,999          14,376
                                      ----------      ----------      ----------      ----------

Net income                            $    9,440      $    7,792      $   29,990      $   23,353
                                      ==========      ==========      ==========      ==========


Net income per common share -
   basic and diluted                  $     0.40      $     0.33      $     1.26      $     0.99
                                      ==========      ==========      ==========      ==========

Weighted average common
   shares outstanding                     23,780          23,589          23,784          23,589
                                      ==========      ==========      ==========      ==========

Weighted average common
   shares outstanding -
   assuming dilution                      23,828          23,633          23,841          23,627
                                      ==========      ==========      ==========      ==========

See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                            FOR THE NINE MONTHS ENDED
                                                           DECEMBER 25,    DECEMBER 26,
                                                              1998            1997
                                                           ----------      ----------
OPERATING ACTIVITIES
Net income                                                 $   29,990      $   23,353
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                            5,541           4,131
        Amortization                                            2,971           1,220
        Deferred income tax benefit                              (379)           (624)
        Gain on sale of loans                                  (8,668)
        Gain on disposition of assets                             (45)             (4)
        Changes in operating assets and liabilities:
           Trade accounts receivable                           (1,685)        (12,678)
           Inventories                                         (8,056)         (8,975)
           Other current assets                                  (891)          1,201
           Other assets                                        (2,648)           (708)
           Accounts payable and accrued liabilities             2,285           4,237
                                                           ----------      ----------
Cash provided by operations                                    18,415          11,153
        Loans originated                                     (121,329)
        Sales of loans                                        114,281
                                                           ----------      ----------
Net cash provided by operating activities                      11,367          11,153

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (13,419)        (13,511)
Purchases of investments                                      (43,245)         (9,802)
Sales of investments                                            8,087           3,708
Proceeds from disposition of assets                                97              15
                                                           ----------      ----------
Net cash used in investing activities                         (48,480)        (19,590)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                           43,182           5,756
Payments on line of credit                                    (17,000)
Principal payments on notes payable and long-term debt           (888)           (134)
Net purchases of treasury stock                                  (245)             (3)
Notes receivable from shareholders                                                 13
                                                           ----------      ----------
Net cash provided by financing activities                      25,049           5,632
                                                           ----------      ----------

Net decrease in cash and cash equivalents                     (12,064)         (2,805)
Cash and cash equivalents at beginning of period               21,073          26,346
                                                           ----------      ----------
Cash and cash equivalents at end of period                 $    9,009      $   23,541
                                                           ==========      ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                             $    6,923      $    3,309
      Income taxes                                             21,063          17,747


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

3.       Inventories
         Inventories consist of the following (in thousands):


                                              DECEMBER 25,  MARCH 27,
                                                 1998         1998
                                              ----------   ----------
                                              Unaudited
         Raw materials                        $    8,979   $    8,625
         Work in process                           3,216        2,803
         Finished goods - manufacturing              111          156
                        - retail                 103,935       96,601
                                              ----------   ----------
                                              $  116,241   $  108,185
                                              ==========   ==========

4.       Other Assets
         Other assets include goodwill of $65.7 million at December 25, 1998 and $63.5 million at March 27, 1998, with accumulated amortization of $5.9 million and $3.0 million, respectively.


5.       Floor Plan Payable
         The Company has floor plan credit facilities totaling $170.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (7.75% at December 25, 1998) to prime minus .50%. The Company had $122.7 million and $79.6 million outstanding on these floor plan credit facilities at December 25, 1998 and March 27, 1998, respectively.

         The Company has entered into a floor plan financing agreement with a financial institution. As part of this agreement, the Company is able to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The interest rate on the outstanding borrowings is prime (7.75% at December 25, 1998). The agreement also calls for a minimum of $50.0 million to be maintained as the outstanding balance on the related credit facility. The agreement is effective until December 31, 1999. At December 25, 1998, the Company had $26.0 million invested and has classified this amount as Investments in the accompanying Condensed Consolidated Balance Sheet.

6.       Line of Credit
         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR (5.63% at December 25, 1998) plus .625% or the prime minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. The Company had zero and $17.0 million outstanding on this line of credit on December 25, 1998 and March 27, 1998, respectively.

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

PART I.  Financial Information

         Item 1.  Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.


                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                         DECEMBER 25,   DECEMBER 26,   DECEMBER 25,   DECEMBER 26,
                                            1998           1997           1998           1997
                                          --------       --------       --------       --------
Net sales                                    100.0%         100.0%         100.0%         100.0%
Cost of sales                                 69.8           73.4           70.5           73.9
                                          --------       --------       --------       --------
     Gross profit                             30.2           26.6           29.5           26.1
Selling, general and
   administrative expenses                    21.6           18.6           20.2           17.9
                                          --------       --------       --------       --------
      Income from operations                   8.6            8.0            9.3            8.2
Interest expense                              (1.3)          (0.7)          (1.3)          (0.7)
Other income                                   1.2            0.5            0.6            0.4
                                          --------       --------       --------       --------
Income before income taxes                     8.5            7.8            8.6            7.9
Income tax expense                             3.4            3.0            3.4            3.0
                                          --------       --------       --------       --------
      Net income                               5.1%           4.8%           5.2%           4.9%
                                          ========       ========       ========       ========

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 25, 1998 and December 26, 1997.


                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                             DECEMBER 25,   DECEMBER 26,    DECEMBER 25,    DECEMBER 26,
                                                1998            1997            1998            1997
                                             ----------      ----------      ----------      ----------
Company homes sold through
     Company-owned retail superstores             2,418           1,841           7,412           5,548
Total new homes sold                              3,781           3,705          11,909          10,630
Internalization rate (1)                             64%             50%             62%             52%
Average new home price - retail              $   56,000      $   56,000      $   55,000      $   55,000
Number of retail superstores at
     end of period                                  111              72             111              72
Homes sold to independent retailers               1,258           1,820           3,702           4,933


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

                      THREE MONTHS ENDED DECEMBER 25, 1998
                COMPARED TO THREE MONTHS ENDED DECEMBER 26, 1997

       NET SALES. Net sales increased 14.9% to $186.1 million in the third quarter of fiscal 1999 from $162.0 million in the third quarter of fiscal 1998. Of this increase, 12.7% was the result of an increase in manufactured housing sales and 2.2% was the result of an increase in financial services income. The increase in manufactured housing sales was primarily due to a 33.8% increase in the volume of homes sold through Company-owned retail superstores. The Company had 111 superstores at the end of the third quarter of fiscal 1999 compared to 72 at the end of the third quarter of fiscal 1998. The increase in financial services income was primarily due to an increase in the gain on the sale of loans in which CountryPlace Mortgage, Ltd., the Company's finance subsidiary, retains a residual interest. See "Financial Services Revenue Recognition" in Notes to Condensed Consolidated Financial Statements.

       GROSS PROFIT. Gross profit increased 30.2% to $56.1 million in the quarter ended December 25, 1998 compared to $43.1 million in the quarter ended December 26, 1997. During the same period, gross profit margin as a percentage of net sales increased to 30.2% compared to 26.6%. This increase was the result of selling 64% of the Company's homes through Company-owned retail superstores in the third quarter of fiscal 1999 versus 50% in the third quarter of fiscal 1998 and production efficiencies at manufacturing facilities.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 33.8% to $40.3 million in the quarter ended December 25, 1998 from $30.1 million in the quarter ended December 26, 1997, primarily due to expenses associated with the 39 additional retail superstores and performance based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 21.6% in the third quarter of fiscal 1999 from 18.6% in the third quarter of fiscal 1998. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 21.9% to $15.9 million in the quarter ended December 25, 1998 compared to $13.0 million in the quarter ended December 26, 1997.

       INTEREST EXPENSE. Interest expense increased 110.4% to $2.4 million for the third quarter of fiscal 1999 from $1.1 million in the third quarter of fiscal 1998. This increase was primarily due to an increase in floor plan credit facilities.

       OTHER INCOME. Other income increased 201.0% to $2.2 million in the third quarter of fiscal 1999 from $0.7 million in the third quarter of fiscal 1998. This increase was primarily the result of increased interest income and gains on sales of investments.


                      NINE MONTHS ENDED DECEMBER 25, 1998
                COMPARED TO NINE MONTHS ENDED DECEMBER 26, 1997

       NET SALES. Net sales increased 22.5% to $581.0 million in the nine months ended December 25, 1998 from $474.2 million in the nine months ended December 26, 1997. Of this increase, 19.8% was the result of an increase in manufactured housing sales and 2.7% was the result of an increase in financial services income. The increase in manufactured housing sales was primarily due to a 44.1% increase in the volume of homes sold through Company-owned retail superstores. The company had 111 superstores at the end of the nine months ended December 25, 1998 compared to 72 at the end of the nine months ended December 26, 1997. The increase in financial services income was primarily due to an increase in the gain on the sale of loans in which CountryPlace Mortgage, Ltd., the Company's finance subsidiary, retains a residual interest. See "Financial Services Revenue Recognition" in Notes to Condensed Consolidated Financial Statements.

       GROSS PROFIT. Gross profit increased 38.3% to $171.3 million in the nine months ended December 25, 1998 compared to $123.9 million in the nine months ended December 26, 1997. During the same period, gross profit margin as a percentage of net sales increased to 29.5% compared to 26.1%. This increase was the result of selling 62% of the Company's homes through Company-owned retail superstores in the nine months ended December 25, 1998 versus 52% in the nine months ended December 26, 1997 and production efficiencies at manufacturing facilities.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 38.7% to $117.6 million in the nine months ended December 25, 1998 from $84.7 million in the nine months ended December 26, 1997, primarily due to increased promotion and advertising expenditures, expenses associated with the 39 additional retail superstores, and performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 20.2% in the nine months ended December 25, 1998 from 17.9% in the nine months ended December 26, 1997. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 37.3% to $53.7 million in the nine months ended December 25, 1998 compared to $39.1 million in the nine months ended December 26, 1997.

       INTEREST EXPENSE. Interest expense increased 123.0% to $7.4 million for the nine months ended

December 25, 1998 from $3.3 million in the nine months ended December 26, 1997. This increase was primarily due to an increase in the floor plan credit facilities.

       OTHER INCOME. Other income increased 100.0% to $3.6 million in the nine months ended December 25, 1998 from $1.9 million in the nine months ended December 26, 1997. This increase was primarily the result of increased interest income and gains on sales of investments.

       LIQUIDITY AND CAPITAL RESOURCES. The Company has floor plan credit facilities totaling $170.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (7.75% at December 25, 1998) to prime minus .50%. The Company had $122.7 million and $79.6 million outstanding on these credit facilities at December 25, 1998 and March 27, 1998, respectively.

       The Company has entered into a floor plan financing agreement with a financial institution. As part of this agreement, the Company is able to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The interest rate on the outstanding borrowings is prime (7.75% at December 25, 1998). The agreement also calls for a minimum of $50.0 million to be maintained as the outstanding balance on the related credit facility. The agreement is effective until December 31, 1999. At December 25, 1998, the Company had $26.0 million invested and has classified this amount as Investments in the accompanying Condensed Consolidated Balance Sheet.

       The Company has obtained a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR (5.63% at December 25, 1998) plus .625% or the prime minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of $20,000 and is available through July 10, 1999. The Company had zero and $17.0 million outstanding on this line of credit at December 25, 1998 and March 27, 1998, respectively.

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

       Based on an assessment by the Company of operating, financial and management information systems, the Company implemented a plan during the third quarter of fiscal 1997 to modify or upgrade certain equipment and software necessary to address the Year 2000 Issue. Costs are estimated to be significantly less than $.50 million. Under the plan, all modifications and upgradings will be completed and tested before December 1999. The plan is designed to utilize resources from within the Company with minimal impact on other non-Year 2000 Issue management information system projects.

       Additionally, risk of business disruption exists if Year 2000 Issue-related failures occur among the Company's lenders, suppliers, transporters and others upon which the Company relies, but over which the Company has no control. There can be no guarantee that the systems of these third parties on which the Company relies will be modified on a timely basis and will not have an adverse effect on the Company's systems or operations. The Company is maintaining contact with these critical third parties to determine the extent to which the Company would be affected if there were Year 2000 Issue-related failures among these third parties. To date no known Year 2000 Issue-related failures among these third parties exist.

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

Date: January 29, 1999


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