Form 10-K
period 1999-03-26
PALM HARBOR HOMES INC /FL/
filed 1999-06-15
CIK 923473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended March 26, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from      to
                                        ----    ----

                         Commission File Number 0-24268

                                   ----------

                             PALM HARBOR HOMES, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                  59-1036634
    (State or other jurisdiction of         (I.R.S. Employer identification no.)
     incorporation or organization)

15303 DALLAS PARKWAY, SUITE 800, ADDISON, TEXAS             75001
   (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code: (972)991-2422

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 15, 1999, was $ 198,260,313 based on the closing price on that date of the Common Stock as quoted on the Nasdaq National Stock Market.

         As of May 15, 1999, 23,763,174 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended March 26, 1999, are incorporated by reference in Parts II and IV.

         Portions of the registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held June 30, 1999 are incorporated by reference in Part III.

         This report contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, those regarding the growth and financing strategies of Palm Harbor Homes, Inc. (the "Company"), projections of revenues, income or other financial items, the effective implementation of the Company's business or growth strategy, the adequacy of the Company's capital resources and other statements regarding trends relating to the manufactured home industry and various other items involving known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; demographic changes; competitive product, advertising, promotional and pricing activity; raw material and labor costs and availability; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; relationships with customers or dealers; the availability, terms and development of capital; changes in or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; the difficulty of forecasting sales at certain times in certain markets; and government regulation.

                                     PART I.

ITEM 1.    BUSINESS

GENERAL

         Palm Harbor Homes, Inc. is one of the largest producers of multi-section manufactured homes in the United States. The Company's operations are vertically integrated and encompass manufacturing, marketing, financing and insurance. At March 26, 1999, the Company operated 16 manufacturing facilities that sell homes through retailers in 32 states including approximately 300 independent retail sales centers and 120 Company-owned superstores.

         At March 26, 1999, the Company owned and operated 120 superstores in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia, and Washington. With the opening of 29 superstores in fiscal 1999, the Company took significant steps in fiscal year 1999 toward its plan to increase sales through Company-owned superstores.

         Through its subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company offers installment financing to purchasers of manufactured homes sold by Company-owned superstores. The Company believes that the ability to finance its home sales will potentially provide it with an advantage over certain of its competitors and create a source of additional earnings.

         Through its subsidiary, Standard Casualty Company, the Company provides property and casualty insurance for owners of manufactured homes. Management of the Company believes that having the internal capability to provide this type of insurance complements the services of CountryPlace and will be additive to earnings.

PRODUCTS

         The Company manufactures a variety of single and multi-section homes under various brand names including Palm Harbor, Masterpiece, Keystone, River Bend and Windsor Homes. Palm Harbor offers over 150 floor plans and approximately 85% of the homes produced by the Company are structurally or decoratively customized to the home buyer's specifications. Although the Company produces a wide retail price range of homes, the average retail price (excluding land) of the Company's homes is approximately $55,000 and approximately 78% of the Company's homes are multi-section.

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

MANUFACTURING OPERATIONS

         The Company's homes are currently manufactured at 16 facilities located in Alabama, Arizona, Florida, Georgia, North Carolina, Ohio, Oregon and Texas. A typical Company manufacturing facility has approximately 100,000 square feet of floor space, and employs approximately 240 associates.

         The Company's facilities generally operate on a one shift per day, five days per week basis, and the Company currently manufactures a typical home in approximately three to five days. The Company's facilities have the capacity to produce an aggregate of approximately 153 sections per day. The current rate of production is 113 sections per day.

         The following table sets forth the total sections produced and homes sold, as well as the number of manufacturing facilities operated by the Company, for the fiscal years indicated:


                                    1995       1996       1997       1998       1999
                                   ------     ------     ------     ------     ------
Homes sold:
   Single-section ............      1,474      2,192      2,781      2,687      3,474
   Multi-section .............      8,723      9,983     11,092     11,547     12,154
                                   ------     ------     ------     ------     ------
Total homes sold .............     10,197     12,175     13,873     14,144     15,628
                                   ======     ======     ======     ======     ======

Sections Produced ............     19,163     22,049     24,545     26,014     27,380

Manufacturing facilities
   (at end of fiscal year) ...         13         14         15         16         16

         The Company's homes are constructed at the Company's manufacturing facilities. Independent trucking companies transport finished homes to either the retailer or the customer's site. Typically, independent installers are responsible for placing the home on site, making utility hook-ups and, in certain instances, providing installation and finish-out services. The Company believes that its factory finish-out program, whereby Palm Harbor associates perform installation and finish-out services, ensures that Palm Harbor quality is applied to the entire process, lessens customer concerns, strengthens the Company's relationship with its customers and provides the Company an advantage over many of its competitors.

         The Company's backlog of orders as of May 21, 1999 was approximately $7.9 million, as compared to approximately $26.0 million as of May 29, 1998. Since retailers may cancel orders prior to production without penalty, the Company does not consider its order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the housing market, the level of backlog generally declines during the winter months.

         The principal materials used in the production of the Company's homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. The Company believes that the materials used in the production of its homes are readily available at competitive prices from a wide variety of suppliers. Four suppliers, which accounted for more than 5% of the Company's total purchases during the Company's fiscal year ended March 26, 1999, represented approximately 9.4%, 7.3%, 5.8% and 5.3%, respectively, of total purchases during such fiscal year. The Company does not believe that the loss of any single supplier would have a material adverse effect on its business.

RETAIL OPERATIONS

         The Company's homes are sold through a distribution network consisting of (i) superstores owned by the Company; and (ii) independent retailers. The following table sets forth the number of homes sold by the Company through each of these distribution channels, as well as the number of superstores and retail sales centers in each channel, during the past three fiscal years:


                               March 28,  March 27,   March 26,
                                 1997       1998        1999
                               ---------  ---------   ---------
Homes sold by retailers:
Company-owned..............      5,211      7,696     10,776
Independent ...............      8,662      6,448      4,852
                                ------     ------     ------
Total .....................     13,873     14,144     15,628
                                ======     ======     ======

Number of sales centers:

Company- owned ............         54         94        120
Independent ...............        600        300        300
                                ------     ------     ------
Total .....................        654        394        420
                                ======     ======     ======

         The Company originally established wholly-owned superstores in 1992, and currently has 120 superstores in Alabama, Colorado, Florida, Georgia, Indiana, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oregon, South Carolina, Texas and Washington. The Company plans to add 15 to 20 retail superstores in fiscal 2000.

         The Company's independent retailer network principally consists of local retailers, developers that market land/home packages and developers of retirement lifestyle communities. No single independent retailer accounted for 5% or more of the Company's net sales during fiscal 1999. The Company provides comprehensive sales training to its retail sales associates and brings them to the manufacturing facilities for product training and to view new product designs as they are developed. These training seminars, known as "Palm Harbor University," facilitate the sale of the Company's homes by increasing the skill and knowledge of the retail sales consultants. In addition, the Company displays its products in trade shows and supports its retailers through the distribution of floor plan literature, brochures, decor boards, banners and videos.

         The Company's five largest retailers (including Company-owned or affiliated superstores) accounted for approximately 51% of net sales in fiscal 1999. The Company's independent retailer arrangements are terminable at will by either party without penalty.

MARKETS SERVED

          Management believes that the Company's broad geographic presence lessens the impact of adverse economic trends specific to any one region, while at the same time enabling the Company to capitalize on favorable regional economic trends. During the fiscal year ended March 26, 1999, the percentage of the Company's revenues by region was as follows:

                                                                                 PERCENTAGE OF
 REGION                             PRIMARY STATES                             REVENUE BY REGION
---------      ----------------------------------------------------------      -----------------
Southeast      Florida, North Carolina, Alabama, Georgia, South Carolina,              42%
               Mississippi, Tennessee, Virginia

Central        Texas, Oklahoma, Louisiana, Arkansas, Kansas                            32

West           New Mexico, Arizona, Colorado, California, Oregon,                      20
               Washington, Idaho, Montana, Nevada, Utah

Midwest        Ohio, Michigan, Indiana, Kentucky, West Virginia, Illinois               6
                                                                                    -----
                                                                                    100.0%
                                                                                    =====

         Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 250-mile radius. Each of the Company's manufacturing facilities typically serves 17 to 79 retailers, and the facility sales staff maintains personal contact with each retailer, whether Company-owned or independent. The Company's decentralized operations allow it to be more responsive to retailers' concerns with respect to leadership in product innovation, local home design and customer satisfaction.

CONSUMER FINANCING

         Historically, the Company has facilitated retail sales of its homes by maintaining relationships with conventional lenders. While the Company intends to maintain its relationships with conventional lenders, it believes that the ability to provide financing to its customers on competitive terms will not only improve its responsiveness to the financing needs of prospective purchasers, but will also provide an additional source of earnings for the Company. The Company offers through CountryPlace a variety of financing options, including customary retail installment sales contracts, land in lieu of down payment and land/home financing to best suit the needs of its retail customers. Financing services by CountryPlace are currently being offered through Company-owned superstores.

         Loan applications originate at the superstore and are forwarded to CountryPlace for final credit approval. CountryPlace then assigns the approved loan contracts to one of three national consumer finance companies. CountryPlace and the national consumer finance companies share on a predetermined basis the interest income and losses resulting from the majority of the loans unless the loan is also secured by the related land, whereby the national consumer finance companies assume all losses.

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

         The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 37% of the Company's homes are sold to independent retailers;
(ii) a majority of the homes sold by the Company to independent retailers are pre-sold to specific retail customers; (iii) the Company monitors each retailer's inventory position on a regular basis; (iv) sales of the Company's manufactured homes are spread over a large number of retailers, (v) none of the Company's independent retailers accounted for more than 5% of the Company's net sales in fiscal 1999; (vi) the price the Company is obligated to pay declines over time; and (vii) the Company is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. The Company estimates that its potential obligations under such repurchase agreements was approximately $ 65 million as of March 26, 1999. During the fiscal years ended March 28, 1997, March 27, 1998 and March 26, 1999, net expenses (income) incurred by the Company under these repurchase agreements totaled $55,000, ($13,000) and $ 29,000, respectively.

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

ASSOCIATES

         As of March 26, 1999, the Company had approximately 5,400 associates. All of the Company's associates are non-union. The Company has not experienced any labor-related work stoppages, and believes that its relationship with its associates is good.

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
                     Burleson           June 1993            Owned         94,300
                    Fort Worth         April 1993            Owned        121,300
                       Buda           November 1994          Owned         88,275

         In addition to its production facilities, the Company owns certain properties upon which 23 of its retail superstores are located. The Company also leases approximately 29,000 square feet of office space in Dallas, Texas as its corporate headquarters. The Company's corporate headquarters lease expires in 2003.

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Stock Market under the symbol PHHM since July 31, 1995, the date on which the Company completed its initial public offering. The following table sets forth, for the period indicated, the high and low sales information per share of the Common Stock as reported on the Nasdaq National Stock Market.

FISCAL 1999                                            HIGH       LOW
-----------                                           ------     ------
First Quarter(1) ................................     $38.10     $27.20

Second Quarter ..................................      37.40      24.00

Third Quarter ...................................      27.63      19.00

Fourth Quarter ..................................      30.00      19.75


FISCAL 1998                                            HIGH       LOW
-----------                                           ------     ------
First Quarter(2) ................................     $26.40     $17.00

Second Quarter ..................................      30.00      24.80

Third Quarter ...................................      30.50      24.75

Fourth Quarter ..................................      38.38      27.50

---------
(1) On June 30, 1998, the Board of Directors of the Company declared a 5-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 14, 1998. The stock dividend was paid on July 28, 1998.

(2) On June 24, 1997, the Board of Directors of the Company declared a 5-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 8, 1997. The stock dividend was paid on July 21, 1997.

         On May 15, 1999, the last reported sale price of the Company's Common Stock on the Nasdaq National Market was $21.31. As of May 15, 1999, there were approximately 1700 record holders of the Common Stock, and approximately 4100 holders of the Common Stock overall based on an estimate of the number of individual participants represented by security position listings.

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

ITEM 6.  SELECTED FINANCIAL DATA

         Information with respect to this Item 6 is incorporated herein by reference from page 11 of the Company's Annual Report to Shareholders for the year ended March 26, 1999, such pages being filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information with respect to this Item 7 is incorporated herein by reference from pages 12 through 15 of the Company's Annual Report to Shareholders for the year ended March 26, 1999, such pages being filed as
Exhibit 13.1 hereto.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements for the year ended March 26, 1999 are listed in the accompanying Index to Consolidated Financial Statements at page F-1 and are incorporated by reference from pages 16 through 29 of the Company's Annual Report to Shareholders for the year ended March 26, 1999, such pages being filed as Exhibit 13.1 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Information with respect to the Company's Board of Directors and executive officers is incorporated by reference from pages 2 through 6 of the Company's definitive Proxy Statement filed with the Securities and Exchange Commission on June 3, 1999 in connection with the Annual Meeting of Shareholders to be held June 30, 1999.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated by reference from pages 7 through 9 of the Company's definitive Proxy Statement filed June 3, 1999 in connection with the Annual Meeting of Shareholders to be held June 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from pages 4 and 5 of the Company's definitive Proxy Statement filed June 3, 1999 in connection with the Annual Meeting of Shareholders to be held June 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                  The Company's financial statements for the year ended March 26, 1999 are listed in the accompanying Index to Consolidated Financial Statements at page F-1 and are incorporated herein by reference from pages 16 through 29 of the Company's Annual Report to Shareholders for the year ended March 26, 1999.

                  (2)      Financial Statement Schedules
                           None

                  (3)      Index to Exhibits

        Exhibit
          No.         Description
        -------       -----------
         2.1      Agreement and Plan of Merger, dated as of June 30, 1996, by and among Palm Harbor Homes, Inc., Newco Homes, Inc., Scott W.
                  Chaney, Christopher M. Finke, Thomas B. Kesterson and Joseph
                  H. Kesterson (Incorporated by reference to Exhibit 2.1 to the
                  Registrant's Current Report on Form 8-K dated August 1, 1996
                  (File No. 0-24268)).

         2.2      Amendment No. 1 to Agreement and Plan of Merger, dated August
                  1, 1996 (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated August 1, 1996
                  (File No. 0-24268)).

         2.3      Stock Purchase Agreement dated February 9, 1998, by and among
                  Palm Harbor Homes, Inc., Cannon Manufactured Housing Group,
                  Inc., Cannon Mobile Homes, Inc., Pleasant Valley Mobile Homes,
                  Inc., Countryside Mobile Homes, Inc., Cumberland Homes, Inc.,
                  First Home Mortgage Corporation, Thomas G. Cannon, Dale F.
                  Cannon, Jack H. Coffey, John G. Blake, Todd R. Cannon and the
                  Estate of Grover R. Cannon (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 9, 1998 (File No. 000-24268)).

         2.4      Amendment Number One to Stock Purchase Agreement dated March
                  7, 1998, by and among Palm Harbor Homes, Inc., Cannon
                  Manufactured Housing Group, Inc., Cannon Mobile Homes, Inc.,
                  Pleasant Valley Mobile Homes, Inc., Countryside Mobile Homes,
                  Inc., Cumberland Homes, Inc., First Home Mortgage Corporation,
                  Thomas G. Cannon, Dale F. Cannon, Jack H. Coffey, John G.
                  Blake, Todd R. Cannon and the Estate of Grover R. Cannon
                  (Incorporated by reference to Exhibit 2.2 to the Registrant's
                  Current Report on Form 8-K dated April 7, 1998 (File No.
                  000-24268)).

         3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 33-79164).

         3.2      Articles of Amendment (Incorporated by reference to Exhibit
                  3.2 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 33-79164).

         3.3 Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 33-79164).

         4.1      Form of Common Stock Certificate (Incorporated by reference to
                  Exhibit 4.1 to the Registrant's Registration Statement on Form
                  S-1, Registration No. 33-79164).

         10.1     Associate Stock Purchase Plan (Incorporated by reference to
                  Exhibit 10.2 to the Registrant's Registration Statement on
                  Form S-1, No. 33-97676).

         10.2 Form of Indemnification Agreement between the Company and each of its directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 33-79164).

         10.3     Compensation Agreement between the Company and Lee Posey
                  (Incorporated by reference to Exhibit 10.7 to the Registrant's
                  Registration Statement on Form S-1, Registration No.
                  33-79164).

         10.4     Amendment to Compensation Agreement between the Company and
                  Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No.
                  33-97676).

        *10.5 Amended and Restated Compensation Agreement by and between the Company and Lee Posey dated to be effective as of March 27, 1999.

        *13.1 Selected pages of the Company's Annual Report to Shareholders for the year ended March 26, 1999.

        *21.1     List of Subsidiaries.

        *23.1     Consent of Ernst & Young LLP.

         24.1 Power of Attorney (included on the signature page of the Report).

        *27.1     Financial Data Schedule [Filed in electronic format only].

----------
* Filed herewith

         (b)      None.
         (c)      See Item 14(a)(3) above.
         (d)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 15, 1999.

                                                PALM HARBOR HOMES, INC.

                                                 /s/ LEE POSEY
                                                --------------------------------
                                                Lee Posey, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 26, 1999 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

   SIGNATURES                                     TITLE                             DATE
   ----------                                     -----                             ----
 /s/ LEE POSEY
----------------------------       Chairman of the Board and Director           June 15, 1999
Lee Posey                             (Principal Executive Officer)

 /s/ LARRY KEENER
----------------------------       Chief Executive Officer, President and       June 15, 1999
Larry Keener                                     Director

 /s/ SCOTT W. CHANEY
----------------------------       Executive Vice President and Director        June 15, 1999
Scott W. Chaney

 /s/ KELLY TACKE
----------------------------       Vice President-Finance, Chief Financial      June 15, 1999
Kelly Tacke                           Officer and Secretary (Principal
                                     Financial and Accounting Officer)

 /s/ WILLIAM R. THOMAS
----------------------------                     Director                       June 15, 1999
William R. Thomas

 /s/ WALTER D. ROSENBERG, JR.
----------------------------                     Director                       June 15, 1999
Walter D. Rosenberg, Jr.

 /s/ FREDERICK R. MEYER
----------------------------                     Director                       June 15, 1999
Frederick R. Meyer

 /s/ JOHN H. WILSON
---------------------------                      Director                       June 15, 1999
John H. Wilson

 /s/ A. GARY SHILLING
----------------------------                     Director                       June 15, 1999
A. Gary Shilling


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements of the Company and its subsidiaries required to be included in Item 14(a)(1) are listed below:

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

Consolidated Financial Statements (incorporated by reference under Item 8 of
Part II from pages 11 through 29 of the Company's Annual Report to Shareholders for the year ended March 26, 1999):

         Consolidated Balance Sheets as of  March 27, 1998 and March 26, 1999

         Consolidated Statements of Income for the years ended March 28, 1997, March 27, 1998 and March 26, 1999 Consolidated Statements of

         Shareholders' Equity for the years ended
                  March 28, 1997, March 27, 1998 and March 26, 1999 Consolidated

         Statements of Cash Flows for the years ended
                  March 28, 1997, March 27, 1998 and March 26, 1999

         Notes to  Consolidated Financial Statements

         Report of Independent Auditors

        Exhibit
          No.         Description
        -------       -----------
         2.1      Agreement and Plan of Merger, dated as of June 30, 1996, by and among Palm Harbor Homes, Inc., Newco Homes, Inc., Scott W.
                  Chaney, Christopher M. Finke, Thomas B. Kesterson and Joseph
                  H. Kesterson (Incorporated by reference to Exhibit 2.1 to the
                  Registrant's Current Report on Form 8-K dated August 1, 1996
                  (File No. 0-24268)).

         2.2      Amendment No. 1 to Agreement and Plan of Merger, dated August
                  1, 1996 (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated August 1, 1996
                  (File No. 0-24268)).

         2.3      Stock Purchase Agreement dated February 9, 1998, by and among
                  Palm Harbor Homes, Inc., Cannon Manufactured Housing Group,
                  Inc., Cannon Mobile Homes, Inc., Pleasant Valley Mobile Homes,
                  Inc., Countryside Mobile Homes, Inc., Cumberland Homes, Inc.,
                  First Home Mortgage Corporation, Thomas G. Cannon, Dale F.
                  Cannon, Jack H. Coffey, John G. Blake, Todd R. Cannon and the
                  Estate of Grover R. Cannon (Incorporated by reference to
                  Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 9, 1998 (File No. 000-24268)).

         2.4      Amendment Number One to Stock Purchase Agreement dated March
                  7, 1998, by and among Palm Harbor Homes, Inc., Cannon
                  Manufactured Housing Group, Inc., Cannon Mobile Homes, Inc.,
                  Pleasant Valley Mobile Homes, Inc., Countryside Mobile Homes,
                  Inc., Cumberland Homes, Inc., First Home Mortgage Corporation,
                  Thomas G. Cannon, Dale F. Cannon, Jack H. Coffey, John G.
                  Blake, Todd R. Cannon and the Estate of Grover R. Cannon
                  (Incorporated by reference to Exhibit 2.2 to the Registrant's
                  Current Report on Form 8-K dated April 7, 1998 (File No.
                  000-24268)).

         3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 33-79164).

         3.2      Articles of Amendment (Incorporated by reference to Exhibit
                  3.2 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 33-79164).

         3.3 Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 33-79164).

         4.1      Form of Common Stock Certificate (Incorporated by reference to
                  Exhibit 4.1 to the Registrant's Registration Statement on Form
                  S-1, Registration No. 33-79164).

         10.1     Associate Stock Purchase Plan (Incorporated by reference to
                  Exhibit 10.2 to the Registrant's Registration Statement on
                  Form S-1, No. 33-97676).

         10.2 Form of Indemnification Agreement between the Company and each of its directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 33-79164).

         10.3     Compensation Agreement between the Company and Lee Posey
                  (Incorporated by reference to Exhibit 10.7 to the Registrant's
                  Registration Statement on Form S-1, Registration No.
                  33-79164).

         10.4     Amendment to Compensation Agreement between the Company and
                  Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, No.
                  33-97676).

        *10.5 Amended and Restated Compensation Agreement by and between the Company and Lee Posey dated to be effective as of March 27, 1999.

        *13.1 Selected pages of the Company's Annual Report to Shareholders for the year ended March 26, 1999.

        *21.1     List of Subsidiaries.

        *23.1     Consent of Ernst & Young LLP.

         24.1 Power of Attorney (included on the signature page of the Report).

        *27.1     Financial Data Schedule [Filed in electronic format only].

----------
* Filed herewith