Form 10-Q
period 1999-06-25
PALM HARBOR HOMES INC /FL/
filed 1999-08-04
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 1999

Commission file number 0-26188


                            PALM HARBOR HOMES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                                     59-1036634
---------------------------------------------                 ---------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer Identification Number)
 or organization)





           15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
           ----------------------------------------------------------
              (Address of principal executive offices)     (Zip code)



                                  972-991-2422
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes X  No    and (2) has been
                                                 ---   ---
subject to such filing requirements for the past 90 days. Yes X  No    .
                                                             ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on July 30, 1999 -
23,762,472.

                            PALM HARBOR HOMES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         JUNE 25,                MARCH 26,
                                                                           1999                    1999
                                                                       -----------              ----------
ASSETS                                                                 (Unaudited)
     Cash and cash equivalents                                         $   52,161               $  39,413
     Investments                                                           19,210                  17,167
     Receivables                                                           91,401                  79,219
     Inventories                                                          126,741                 122,662
     Other current assets                                                   6,857                   6,349
                                                                       -----------              ----------
         Total current assets                                             296,370                 264,810

Other assets                                                               81,707                  82,034

Property, plant and equipment, net                                         82,793                  80,566
                                                                       -----------              ----------

TOTAL ASSETS                                                           $  460,870               $ 427,410
                                                                       ===========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                                  $   45,405               $  48,026
     Floor plan payable                                                   135,865                 128,852
     Accrued liabilities                                                   65,852                  47,383
     Current portion of long-term debt                                        238                     233
                                                                       -----------              ----------
         Total current liabilities                                        247,360                 224,494
     Long-term debt, less current portion                                   3,088                   3,149
     Deferred income taxes                                                  4,249                   4,442
     Shareholders' equity:
       Common stock, $.01 par value                                           239                     239
       Additional paid-in capital                                          54,149                  54,149
       Retained earnings                                                  155,555                 143,681
                                                                       -----------              ----------
                                                                          209,943                 198,069
       Less treasury shares                                                  (757)                   (442)
       Unearned compensation                                               (3,013)                 (2,302)
                                                                       -----------              ----------
         Total shareholders' equity                                       206,173                 195,325
                                                                       -----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  460,870               $ 427,410
                                                                       ===========              ==========

See accompanying notes.

                            PALM HARBOR HOMES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                JUNE 25,         JUNE 26,
                                                                  1999             1998
                                                                ---------        ---------
Net sales                                                       $218,575         $204,130
Cost of sales                                                    151,065          146,833
Selling, general and
   administrative expenses                                        47,111           38,909
                                                                ---------        ---------
Income from operations                                            20,399           18,388
Interest expense                                                  (2,382)          (2,250)
Other income                                                       1,337              684
                                                                ---------        ---------

Income before income taxes                                        19,354           16,822

Income tax expense                                                 7,739            6,697
                                                                ---------        ---------

Net income                                                      $ 11,615         $ 10,125
                                                                ---------        ---------


Net income per common share -
   basic and diluted                                            $   0.49         $   0.42
                                                              ==========         =========


Weighted average common
   shares outstanding - basic                                     23,763           23,786
                                                              ==========         =========


Weighted average common
   shares outstanding - diluted                                   23,806           23,848
                                                              ==========         =========


See accompanying notes.

                            PALM HARBOR HOMES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                JUNE 25,                 JUNE 26,
                                                                                   1999                    1998
                                                                              -------------           -------------

OPERATING ACTIVITIES
Net income                                                                     $  11,615                 $ 10,125
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                               2,180                    1,665
        Amortization                                                               1,010                      966
        Deferred income tax benefit                                                 (193)                    (125)
        Gain on sale of loans                                                     (3,388)                  (2,947)
        Gain on disposition of assets                                                 --                      (76)
        Purchases of stock for long-term incentive plan                             (986)                      --
        Provision for long-term incentive plan                                       275                       --
        Changes in operating assets and liabilities:
           Trade accounts receivable                                              (7,727)                  (1,295)
           Inventories                                                            (4,079)                   1,239
           Other current assets                                                     (508)                  (1,120)
           Other assets                                                             (683)                    (755)
           Accounts payable and accrued liabilities                               15,848                   11,811
                                                                               ----------                ---------
Cash provided by operations                                                       13,364                   19,488
      Loans originated                                                           (45,625)                 (44,254)
      Sales of loans                                                              44,817                   40,799
                                                                               ----------                ---------
Net cash provided by operating activities                                         12,556                   16,033

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                        (4,407)                  (4,165)
Purchases of investments                                                          (3,001)                  (2,995)
Sales of investments                                                                 958                      200
Proceeds from disposition of assets                                                   --                       96
                                                                               ----------                ---------
Net cash used in investing activities                                             (6,450)                  (6,864)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                                               7,013                   27,519
Payments on line of credit                                                            --                  (17,000)
Principal payments on notes payable and long-term debt                               (56)                    (780)
Net purchases of treasury stock                                                     (315)                      --
                                                                               ----------                ---------
Net cash provided by financing activities                                          6,642                    9,739
                                                                               ----------                ---------

Net increase in cash and cash equivalents                                         12,748                   18,908
Cash and cash equivalents at beginning of period                                  39,413                   21,073
                                                                               ----------                ---------
Cash and cash equivalents at end of period                                      $ 52,161                 $ 39,981
                                                                               ==========                =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                                 $   2,580                $   2,024
      Income taxes                                                                   985                      150

See accompanying notes.

                            PALM HARBOR HOMES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation
         The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 26, 1999. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.       Stock Dividend
         On June 30, 1998, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 14, 1998. The stock dividend was paid on July 28, 1998. Historical common share and per share data for all periods presented have been adjusted to reflect the stock split.

3.       Inventories
         Inventories consist of the following (in thousands):

                                                                         JUNE 25,               MARCH 26,
                                                                           1999                    1999
                                                                        ----------             ----------

                  Raw materials                                          $   8,779               $  8,936
                  Work in process                                            3,142                  3,208
                  Finished goods - manufacturing                               585                    247
                                 - retail                                  114,235                110,271
                                                                         ---------               --------
                                                                         $ 126,741               $122,662
                                                                         =========               ========

4.       Other Assets
         Other assets include goodwill of $66.7 million at June 25, 1999 and $66.1 million at March 26, 1999, with accumulated amortization of $7.9 million and $6.9 million, respectively.


5.       Floor Plan Payable
         The Company has floor plan credit facilities totaling $150.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (7.75% at June 25, 1999) to prime minus .50%. The Company had $135.9 million and $128.9 million outstanding on these floor plan credit facilities at June 25, 1999 and March 26, 1999, respectively.

         The Company's floor plan financing agreement with one of the financial institutions permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The interest rate on the outstanding borrowings is prime (7.75% at June 25, 1999). The agreement also calls for a minimum of $50.0 million to be maintained as the outstanding balance on the related credit facility. The agreement is effective until December 31, 1999. The Company had $50.0 million and $36.0 million invested at June 25, 1999 and March 26, 1999, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheet.

6.       Line of Credit
         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (5.17% at June 25, 1999) plus .625% or the prime rate (7.75% at June 25, 1999) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings.

         On June 28, 1999, the line of credit agreement was amended to provide a $10.0 million unsecured revolving line of credit and a $15.0 million uncommitted line of credit. The amended line is available through June 27, 2000 and requires an annual commitment fee of up to $12,500. The Company had zero outstanding on the line of credit at June 25, 1999 and March 26, 1999.


7.       Reclassification
         Certain prior period amounts have been reclassified to conform to the current period presentation.


8.       Financial Services Revenue Recognition
         The Company's finance subsidiary originates and sells loan contracts to national consumer finance companies and receives cash and/or retains a residual interest in the interest generated by the sold contracts. The fair value of the residual interest is determined using a number of market based assumptions. The gain on the sale of these contracts is included in revenues net of any estimated credit losses.

9.       Business Segment Information
         The Company operates primarily in three business segments, retail sales, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the periods ending June 25, 1999 and June 26, 1998 (in thousands):

                                                                             JUNE 25,       JUNE 26,
                                                                               1999           1998
                                                                             ----------      ---------
         Net sales
                  Retail                                                     $ 178,037      $ 159,703
                  Manufacturing                                                140,309        128,147
                  Financial services                                             6,571          6,678
                                                                             ----------      ---------
                                                                               324,917        294,528
                  Intersegment sales                                          (106,342)       (90,398)
                                                                             ----------      ---------
                                                                             $ 218,575       $204,130
                                                                             ==========     ==========
         Income from operations
                  Retail                                                     $   8,402      $   7,880
                  Manufacturing                                                 12,665          9,908
                  Financial services                                             3,705          3,497
                  General corporate expenses                                    (3,620)        (2,542)
                                                                             ----------      ---------
                                                                                21,152         18,743
                  Intersegment profits                                            (753)          (355)
                                                                             ----------      ---------
                                                                             $  20,399      $  18,388
                                                                             ==========     ==========

                  Interest expense                                           $ ( 2,382)     $(  2,250)
                  Other income                                                   1,337            684
                                                                             ----------      ---------
         Income before taxes                                                 $  19,354      $  16,822
                                                                             ==========     ==========

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.

                                                       THREE MONTHS ENDED
                                                   JUNE 25,          JUNE 26,
                                                     1999              1998
                                                 ----------         ---------
       Net sales                                   100.0%             100.0%
       Cost of sales                                69.1               71.9
                                                   ------             ------
            Gross profit                            30.9               28.1
       Selling, general and
          administrative expenses                   21.6               19.1
                                                   ------            -------
            Income from operations                   9.3                9.0
       Interest expense                             (1.1)              (1.1)
       Other income                                  0.6                0.4
                                                   ------            -------
       Income before income taxes                    8.8                8.3
       Income tax expense                            3.5                3.3
                                                   ------            -------
            Net income                               5.3%               5.0%
                                                   ======            =======

The following table summarizes certain key sales statistics as of and for the three months ended June 25, 1999 and June 26, 1998.

                                                                                          THREE MONTHS ENDED
                                                                                        JUNE 25,          JUNE 26,
                                                                                          1999              1998
                                                                                        --------          -------
Company homes sold through
     Company-owned retail superstores                                                     2,993             2,481
Total new homes sold                                                                      4,204             4,209
Internalization rate (1)                                                                     71%               59%
Average new home price - retail                                                         $56,000           $53,000
Number of retail superstores at
     end of period                                                                          126                99
Homes sold to independent retailers                                                       1,117             1,313


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.


THREE MONTHS ENDED JUNE 25, 1999 COMPARED TO THREE MONTHS ENDED JUNE 26, 1998

       NET SALES. Net sales increased 7.1% to $218.6 million in the first quarter of fiscal 2000 from $204.1 million in the first quarter of fiscal 1999. The 7.1% increase in net sales was primarily due to an increase in the volume of homes sold through Company-owned retail superstores. Net sales were also impacted by the $7.2 million increase in retail stock inventory as the number of Company-owned retail superstores increased from 99 at the end of the first quarter of fiscal 1999 to 126 at the end of the first quarter of fiscal 2000.

       GROSS PROFIT. Gross profit increased 17.8% to $67.5 million in the quarter ended June 25, 1999 compared to $57.3 million in the quarter ended June 26, 1998. During the same period, gross profit margin as a percentage of net sales increased to 30.9% compared to 28.1%. This increase was the result of production efficiencies at our manufacturing facilities and selling 71% of the Company's homes through Company-owned retail superstores in the first quarter of fiscal 2000 versus 59% in the first quarter of fiscal 1999.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 21.1% to $47.1 million in the quarter ended June 25, 1999 from $38.9 million in the quarter ended June 26, 1998, primarily due to expenses associated with the opening of 27 additional retail superstores and performance based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 21.6% in the first quarter of fiscal 2000 from 19.1% in the first quarter of fiscal 1999. This planned increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INCOME FROM OPERATIONS. As a result of the foregoing factors, income from operations increased 10.9% to $20.4 million in the quarter ended June 25, 1999 compared to $18.4 million in the quarter ended June 26, 1998.

       INTEREST EXPENSE. Interest expense increased 5.9% to $2.4 million for the first quarter of fiscal 2000 from $2.3 million in the first quarter of fiscal 1999. This increase was primarily due to an increase in floor plan credit facilities.

       OTHER INCOME. Other income increased 95.5% to $1.3 million in the first quarter of fiscal 2000 from $0.7 million in the first quarter of fiscal 1999. This increase was primarily the result of increased interest income.

       LIQUIDITY AND CAPITAL RESOURCES. The Company has floor plan credit facilities totaling $150.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (7.75% at June 25, 1999) to prime minus .50%. The Company had $135.9 million and $128.9 million outstanding on these floor plan credit facilities at June 25, 1999 and March 26, 1999, respectively.

       The Company's floor plan financing agreement with one of the financial institutions permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The interest rate on the outstanding borrowings is prime (7.75% at June 25, 1999). The agreement also calls for a minimum of $50.0 million to be maintained as the outstanding balance on the related credit facility. The agreement is effective until December 31, 1999. The Company had $50.0 million and $36.0 million invested at June 25, 1999 and March 26, 1999, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheet.

       The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (5.17% at June 25, 1999) plus .625% or the prime rate (7.75% at June 25, 1999) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings.

       On June 28, 1999, the line of credit agreement was amended to provide a $10.0 million unsecured revolving line of credit and a $15.0 million uncommitted line of credit. The amended line is available through June 27, 2000 and requires an annual commitment fee of up to $12,500. The Company had zero outstanding on the line of credit at June 25, 1999 and March 26, 1999.

       In July 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock.

       The Company believes that cash flow from operations, together with floor plan financing and the revolving line of credit, will be adequate to support its working capital, currently planned capital expenditure needs and potential future share repurchases in the foreseeable future. The Company may, from time to time, obtain additional floor plan financing for its retail inventories. Such practice is customary in the industry. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond the Company's control, no assurances can be given in this regard.

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

       Based on an assessment by the Company of operating, financial and management information systems, the Company implemented a plan during the third quarter of fiscal 1997 to modify or upgrade certain equipment and software necessary to address the Year 2000 Issue. Costs are estimated to be significantly less than $.50 million. Under the plan, all modifications and upgrading of critical systems will be completed and tested by September 30, 1999. The plan is designed to utilize resources from within the Company with minimal impact on other non-Year 2000 Issue management information system projects.

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

       There are no formal contingency plans in place if the company does not complete all Year 2000 management information system projects. The Year 2000 Issue is being closely monitored, and additional measures will be taken as risks are determined.

       FORWARD-LOOKING INFORMATION. Certain statements contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Management is unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.


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

Date:  August 4, 1999
                                             Palm Harbor Homes, Inc.
                                             ----------------------------------
                                                (Registrant)

                                             By: /s/ Kelly Tacke
                                                 ------------------------------
                                                 Kelly Tacke
                                                 Chief Financial and Accounting
                                                 Officer

                                             By: /s/ Lee Posey
                                                 ------------------------------
                                                 Lee Posey
                                                 Chairman of the Board

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                ----------

  27                   Financial Data Schedule