Form 10-Q
period 1999-09-24
PALM HARBOR HOMES INC /FL/
filed 1999-11-04
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 24, 1999

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                      59-1036634
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



           15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
      ---------------------------------------------------------------------
             (Address of principal executive offices)    (Zip code)



                                  972-991-2422
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__ and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                          ---   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on October 29, 1999 - 22,883,116.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    SEPTEMBER 24,       MARCH 26,
                                                        1999              1999
                                                   --------------    --------------
ASSETS                                               (Unaudited)

     Cash and cash equivalents                     $       38,633    $       39,413
     Investments                                           19,301            17,167
     Receivables                                           83,980            79,219
     Inventories                                          128,637           122,662
     Other current assets                                   5,604             6,349
                                                   --------------    --------------
         Total current assets                             276,155           264,810


Other assets                                               80,829            82,034
Property, plant and equipment, net                         83,225            80,566
                                                   --------------    --------------

TOTAL ASSETS                                       $      440,209    $      427,410
                                                   ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                              $       41,076    $       41,847
     Floor plan payable                                   137,500           128,852
     Accrued liabilities                                   50,105            53,562
     Current portion of long-term debt                        242               233
                                                   --------------    --------------
         Total current liabilities                        228,923           224,494
     Long-term debt, less current portion                   3,025             3,149
     Deferred income taxes                                  3,947             4,442
     Shareholders' equity:
        Common stock, $.01 par value                          239               239
       Additional paid-in capital                          54,149            54,149
       Retained earnings                                  166,372           143,681
                                                   --------------    --------------
                                                          220,760           198,069
       Less treasury shares                               (13,755)             (442)
       Unearned compensation                               (2,691)           (2,302)
                                                   --------------    --------------
         Total shareholders' equity                       204,314           195,325
                                                   --------------    --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $      440,209    $      427,410
                                                   ==============    ==============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                      SEPTEMBER 24,    SEPTEMBER 25,    SEPTEMBER 24,    SEPTEMBER 25,
                                           1999             1998            1999              1998
                                      -------------    -------------    -------------    -------------

Net sales                             $     193,678    $     190,853    $     412,253    $     394,983
Cost of sales                               130,168          133,000          281,233          279,833
Selling, general and
   administrative expenses                   46,509           38,382           93,620           77,291
                                      -------------    -------------    -------------    -------------
Income from operations                       17,001           19,471           37,400           37,859

Interest expense                             (2,436)          (2,750)          (4,818)          (5,000)
Other income                                  2,741              715            4,078            1,399
                                      -------------    -------------    -------------    -------------
Income before income taxes                   17,306           17,436           36,660           34,258

Income tax expense                            6,799            7,011           14,538           13,708
                                      -------------    -------------    -------------    -------------
Net income                            $      10,507    $      10,425    $      22,122    $      20,550
                                      =============    =============    =============    =============

Net income per common share -
   basic and diluted                  $        0.45    $        0.44    $        0.94    $        0.86
                                      =============    =============    =============    =============

Weighted average common
   shares outstanding - basic                23,428           23,786           23,595           23,787
                                      =============    =============    =============    =============

Weighted average common
   shares outstanding - diluted              23,459           23,845           23,631           23,847
                                      =============    =============    =============    =============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                        SIX MONTHS ENDED
                                                                                 SEPTEMBER 24,     SEPTEMBER 25,
                                                                                      1999              1998
                                                                                 --------------    --------------

OPERATING ACTIVITIES
Net income                                                                       $       22,122    $       20,550
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                                      4,493             3,580
        Amortization                                                                      2,021             1,969
        Deferred income tax benefit                                                        (495)             (257)
        Gain on sale of loans                                                            (6,087)           (5,303)
        Purchases of stock for long-term incentive plan                                    (939)               --
        Provision for long-term incentive plan                                              550                --
        Gain on disposition of assets                                                        --               (45)
        Changes in operating assets and liabilities:
           Trade accounts receivable                                                      2,992             1,799
           Inventories                                                                   (5,975)            4,627
           Other current assets                                                             745              (535)
           Other assets                                                                    (816)           (1,153)
           Accounts payable and accrued liabilities                                      (4,228)            5,581
                                                                                 --------------    --------------
Cash provided by operations                                                              14,383            30,813
        Loans originated                                                                (80,093)          (88,678)
        Sales of loans                                                                   78,996            83,821
                                                                                 --------------    --------------
Net cash provided by operating activities                                                13,286            25,456

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                               (7,152)           (8,601)
Purchases of investments                                                                 (5,058)          (35,142)
Sales of investments                                                                      2,924             4,658
Proceeds from disposition of assets                                                          --                97
                                                                                 --------------    --------------
Net cash used in investing activities                                                    (9,286)          (38,988)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                                                      8,648            26,961
Payments on line of credit                                                                   --           (17,000)
Principal payments on notes payable and long-term debt                                     (115)             (834)
Net purchases of treasury stock                                                         (13,313)             (162)
                                                                                 --------------    --------------
Net cash (used in) provided by financing activities                                      (4,780)            8,965
                                                                                 --------------    --------------

Net decrease in cash and cash equivalents                                                  (780)           (4,567)
Cash and cash equivalents at beginning of period                                         39,413            21,073
                                                                                 --------------    --------------
Cash and cash equivalents at end of period                                       $       38,633    $       16,506
                                                                                 ==============    ==============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                 $        5,096    $        4,680
        Income taxes                                                                     15,368            15,412


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

2.       Stock Dividend

         On June 30, 1998, the Board of Directors of the Company declared a 5-for-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 14, 1998. The stock dividend was paid on July 28, 1998. Historical common share and per share data for fiscal 1999 have been adjusted to reflect the stock split.

3.       Inventories

         Inventories consist of the following (in thousands):


                                             SEPTEMBER 24,       MARCH 26,
                                                 1999              1999
                                           ---------------   ---------------

Raw materials                              $         9,255   $         8,936
Work in process                                      3,601             3,208
Finished goods - manufacturing                       1,074               247
               - retail                            114,707           110,271
                                           ---------------   ---------------
                                           $       128,637   $       122,662
                                           ===============   ===============

4.       Other Assets

         Other assets include goodwill of $67.1 million at September 24, 1999 and $66.1 million at March 26, 1999, with accumulated amortization of $8.8 million and $6.9 million, respectively.

5.       Floor Plan Payable

         The Company has floor plan credit facilities totaling $150.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.25% at September 24, 1999) to prime minus .50%. The Company had $137.5 million and $128.9 million outstanding on these floor plan credit facilities at September 24, 1999 and March 26, 1999, respectively.

         The Company's floor plan financing agreement with one of the financial institutions permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The interest rate on the outstanding borrowings is prime (8.25% at September 24, 1999). The agreement also calls for a minimum of $50.0 million to be maintained as the outstanding balance on the related credit facility. The agreement is effective until December 31, 1999. The Company had $36.0 million invested at September 24, 1999 and March 26, 1999 and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheets.

6.       Line of Credit

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (5.26% at September 24, 1999) plus .625% or the prime rate (8.25% at September 24, 1999) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations, which would limit the amount available for future borrowings.

         On June 28, 1999, the line of credit agreement was amended to provide a $10.0 million unsecured revolving line of credit and a $15.0 million uncommitted line of credit. The amended line is available through June 27, 2000 and requires an annual commitment fee of up to $12,500. The Company had zero outstanding on the line of credit at September 24, 1999 and March 26, 1999.

7.       Reclassification

         Certain prior period amounts have been reclassified to conform to the current period presentation.

8.       Business Segment Information

         The Company operates primarily in three business segments, retail sales, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the periods ending September 24, 1999 and September 25,1998 (in thousands):


                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                     SEPTEMBER 24,     SEPTEMBER 25,     SEPTEMBER 24,    SEPTEMBER 25,
                                          1999             1998              1999              1998
                                    --------------    --------------    --------------    --------------
Net sales
   Retail                           $      168,282    $      158,207    $      346,319    $      317,910
   Manufacturing                           121,861           123,849           262,170           251,996
   Financial services                        6,220             6,060            12,791            12,738
                                    --------------    --------------    --------------    --------------
                                           296,363           288,116           621,280           582,644
   Intersegment sales                     (102,685)          (97,263)         (209,027)         (187,661)
                                    --------------    --------------    --------------    --------------
                                    $      193,678    $      190,853    $      412,253    $      394,983
                                    ==============    ==============    ==============    ==============
Income from operations
   Retail                           $        7,271    $        6,945    $       15,673    $       14,825
   Manufacturing                            11,301            11,604            23,966            21,512
   Financial services                        3,344             3,507             7,049             7,004
   General corporate expenses               (4,556)           (2,781)           (8,176)           (5,323)
                                    --------------    --------------    --------------    --------------
                                            17,360            19,275            38,512            38,018
   Intersegment profits                       (359)              196            (1,112)             (159)
                                    --------------    --------------    --------------    --------------
                                    $       17,001    $       19,471    $       37,400    $       37,859
                                    ==============    ==============    ==============    ==============

   Interest expense                 $      (2,436)    $       (2,750)   $       (4,818)   $       (5,000)
   Other income                              2,741               715             4,078             1,399
                                    --------------    --------------    --------------    --------------
Income before taxes                 $       17,306    $       17,436    $       36,660    $       34,258
                                    ==============    ==============    ==============    ==============

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.


                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                    SEPTEMBER 24,      SEPTEMBER 25,      SEPTEMBER 24,     SEPTEMBER 25,
                                        1999               1998               1999               1998
                                   --------------     --------------     --------------     --------------

Net sales                                   100.0%             100.0%             100.0%             100.0%
Cost of sales                                67.2               69.7               68.2               70.8
                                   --------------     --------------     --------------     --------------
     Gross profit                            32.8               30.3               31.8               29.2
Selling, general and
   administrative expenses                   24.0               20.1               22.7               19.6
                                   --------------     --------------     --------------     --------------
      Income from operations                  8.8               10.2                9.1                9.6
Interest expense                             (1.3)              (1.4)              (1.2)              (1.3)
Other income                                  1.4                0.4                1.0                0.4
                                   --------------     --------------     --------------     --------------
Income before income taxes                    8.9                9.2                8.9                8.7
Income tax expense                            3.5                3.7                3.5                3.5
                                   --------------     --------------     --------------     --------------
      Net income                              5.4%               5.5%               5.4%               5.2%
                                   ==============     ==============     ==============     ==============

The following table summarizes certain key sales statistics as of and for the three and six months ended September 24, 1999 and September 25, 1998.


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              SEPTEMBER 24,     SEPTEMBER 25,     SEPTEMBER 24,     SEPTEMBER 25,
                                                  1999              1998              1999              1998
                                             --------------    --------------    --------------    --------------
Company homes sold through
     Company-owned retail superstores                 2,798             2,513             5,791             4,994
Total new homes sold                                  3,604             3,919             7,808             8,128
Internalization rate(1)                                  78%               64%               74%               61%
Average new home price - retail              $       58,000    $       55,000    $       57,000    $       54,000
Number of retail superstores at
     end of period                                      129               104               129               104
Homes sold to independent retailers                     751             1,131             1,868             2,444


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.


THREE MONTHS ENDED SEPTEMBER 24, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 25, 1998

       NET SALES. Net sales increased 1.5% to $193.7 million in the three months ended September 24, 1999 from $190.9 million in the three months ended September 25,1998. The 1.5% increase in net sales was primarily due to an increase in the volume of homes sold through Company-owned retail superstores. Net sales were also impacted by the increase in retail stock inventory as the number of Company-owned retail superstores increased from 104 at the end of the second quarter of fiscal 1999 to 129 at the end of the second quarter of fiscal 2000.

       GROSS PROFIT. Gross profit increased 2.4% to $63.5 million in the quarter ended September 24, 1999 compared to $57.9 million in the quarter ended September 25, 1998. During the same period, gross profit margin as a percentage of net sales increased to 32.8% compared to 30.3%. This increase was the result of selling 78% of the Company's homes through Company-owned retail superstores in the second quarter of fiscal 2000 versus 64% in the second quarter of fiscal 1999.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 21.2% to $46.5 million in the quarter ended September 24, 1999 from $38.4 million in the quarter ended September 25, 1998, primarily due to a planned increase in promotion and advertising expenditures, expenses associated with the 25 additional retail superstores, and performance based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 24.0% in the second quarter of fiscal 2000 from 20.1% in the second quarter of fiscal 1999. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       OTHER INCOME. Other income increased $2.0 million to $2.7 million in the second quarter of fiscal 2000 from $0.7 million in the second quarter of fiscal 1999. This increase was primarily the result of gains on the disposition of certain properties and additional investment income.

SIX MONTHS ENDED SEPTEMBER 24, 1999 COMPARED TO SIX MONTHS ENDED SEPTEMBER 25, 1998

       NET SALES. Net sales increased 4.4% to $412.3 million in the six months ended September 24, 1999 of fiscal 2000 from $395.0 million in the six months ended September 25,1998. The 4.4% increase in net sales was primarily due to an increase in the volume of homes sold through Company-owned retail superstores. Net sales were also impacted by the increase in retail stock inventory as the number of Company-owned retail superstores increased from 104 at the end of the second quarter of fiscal 1999 to 129 at the end of the second quarter of fiscal 2000.

       GROSS PROFIT. Gross profit increased 13.8% to $131.0 million in the six months ended September 24, 1999 compared to $115.2 million in the six months ended September 25, 1998. During the same period, gross profit margin as a percentage of net sales increased to 31.8% compared to 29.2%. This increase was the result of production efficiencies at our manufacturing facilities and selling 74% of the Company's homes through Company-owned retail superstores in the six months ended September 24, 1999 versus 61% in the six months ended September 25, 1998.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 21.1% to $93.6 million in the six months ended September 24, 1999 from $77.3 million in the six months ended September 25, 1998, primarily due to a planned increase in promotion and advertising expenditures, expenses associated with the 25 additional retail superstores, and performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 22.7% in the six months ended September 24, 1999 from 19.6% in the six months ended September 25, 1998. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       OTHER INCOME. Other income increased $2.7 million to $4.1 million in the six months ended September 24, 1999 from $1.4 million in the six months ended September 25, 1998. This increase was primarily the result of gains on the disposition of certain properties and additional investment income.

       LIQUIDITY AND CAPITAL RESOURCES. The Company has floor plan credit facilities totaling $150.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. Interest rates range from prime (8.25% at September 24, 1999) to prime minus .50%. The Company had $137.5 million and $128.9 million outstanding on these credit facilities at September 24, 1999 and March 26, 1999, respectively.

       The Company's floor plan financing agreement with one of the financial institutions permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restriction. The interest rate on the outstanding borrowings is prime (8.25% at September 24,1999). The agreement also calls for a minimum of $50.0 million to be maintained as the outstanding balance on the related credit facility. The agreement is effective until December 31, 1999. The Company expects to renew the current credit facility or obtain a similar facility with another financial institution. The Company had $36.0 million invested at September 24, 1999 and March 26, 1999 and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheets.

       The Company has a $10.0 million unsecured revolving line of credit and a $15.0 million uncommitted line of credit for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (5.26% at September 24, 1999) plus .625% or the prime rate (8.25% at September 24, 1999) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line is available through June 27, 2000 and requires an annual commitment fee of up to $12,500. The Company had zero outstanding on the line of credit at September 24, 1999 and March 26, 1999.

       In June 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock. As of October 29,1999, the Company had invested $14.7 million in the common stock buyback program.

       The Company believes that cash flow from operations, together with floor plan financing and the revolving line of credit, will be adequate to support its working capital, currently planned capital expenditure needs and future share repurchases in the foreseeable future. The Company may, from time to time, obtain additional floor plan financing for its retail inventories. Such practice is customary in the industry. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond the Company's control, no assurances can be given in this regard.

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

       Based on an assessment by the Company of operating, financial and management information systems, the Company implemented a plan during the third quarter of fiscal 1997 to modify or upgrade certain equipment and software necessary to address the Year 2000 Issue. Costs are estimated to be significantly less than $0.5 million. The plan is designed to utilize resources from within the Company with minimal impact on other non-Year 2000 Issue management information system projects. Under the plan, all modifications and upgrading of critical systems were completed by September 30, 1999. The Company is currently testing the modifications and expects testing to be complete by December 31, 1999.

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

       FORWARD-LOOKING INFORMATION. Certain statements contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Management is unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should also be aware of factors, which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.

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

Date: November 2, 1999
                                             Palm Harbor Homes, Inc.
                                        ----------------------------------------
                                                   (Registrant)

                                    By:  /s/ Kelly Tacke
                                        ----------------------------------------
                                         Kelly Tacke
                                         Chief Financial and Accounting Officer

                                    By:  /s/ Lee Posey
                                        ----------------------------------------
                                         Lee Posey
                                         Chairman of the Board

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule