Form 10-Q
period 1999-12-31
PALM HARBOR HOMES INC /FL/
filed 2000-02-08
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                   59-1036634
----------------------------------           -----------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)             Identification Number)



      15303 Dallas Parkway, Suite 800, Addison, Texas   75001-4600
--------------------------------------------------------------------------------
       (Address of principal executive offices)         (Zip code)



                                  972-991-2422
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) Yes [X] No [ ] and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on February 4, 2000 - 22,852,024.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      DECEMBER 31,    MARCH 26,
                                                         1999            1999
                                                      ------------    ---------
ASSETS                                                (Unaudited)
      Cash and cash equivalents                       $  49,114       $  39,413
      Investments                                        19,805          17,167
      Receivables                                        74,762          79,219
      Inventories                                       121,952         122,662
      Other current assets                                6,098           6,349
                                                      ---------       ---------
      Total current assets                              271,731         264,810

Other assets                                             78,821          82,034
Property, plant and equipment, net                       86,451          80,566
                                                      ---------       ---------
TOTAL ASSETS                                          $ 437,003       $ 427,410
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS'EQUITY
      Accounts payable                                $  35,938       $  41,847
      Floor plan payable                                130,295         128,852
      Accrued liabilities                                51,971          53,562
      Current portion of long-term debt                     247             233
                                                      ---------       ---------
            Total current liabilities                   218,451         224,494
      Long-term debt, less current portion                2,962           3,149
      Deferred income taxes                               3,604           4,442
      Shareholders' equity:
         Common stock, $.01 par value                       239             239
         Additional paid-in capital                      54,149          54,149
         Retained earnings                              176,037         143,681
                                                      ---------       ---------
                                                        230,425         198,069
         Less treasury shares                           (16,152)           (442)
         Unearned compensation                           (2,287)         (2,302)
                                                      ---------       ---------
            Total shareholders' equity                  211,986         195,325
                                                      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 437,003       $ 427,410
                                                      =========       =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                       DECEMBER 31,     DECEMBER 25,     DECEMBER 31,     DECEMBER 25,
                                           1999             1998             1999             1998
                                       ------------     ------------     ------------     ------------
Net sales                               $   187,617      $   186,054      $   599,870      $   581,037
Cost of sales                               127,041          129,917          408,274          409,750
Selling, general and
   administrative expenses                   43,256           40,268          136,876          117,559
                                       ------------     ------------     ------------     ------------
Income from operations                       17,320           15,869           54,720           53,728

Interest expense                             (2,700)          (2,356)          (7,518)          (7,356)
Other income                                  1,179            2,218            5,257            3,617
                                       ------------     ------------     ------------     ------------
Income before income taxes                   15,799           15,731           52,459           49,989

Income tax expense                            6,325            6,291           20,863           19,999
                                       ------------     ------------     ------------     ------------

Net income                              $     9,474      $     9,440      $    31,596      $    29,990
                                       ============     ============     ============     ============

Net income per common share -
   basic and diluted                    $      0.41      $      0.40      $      1.35      $      1.26
                                       ============     ============     ============     ============

Weighted average common
   shares outstanding - basic                22,888           23,780           23,348           23,784
                                       ============     ============     ============     ============

Weighted average common
   shares outstanding - diluted              22,913           23,828           23,380           23,841
                                       ============     ============     ============     ============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                                           NINE MONTHS ENDED
                                                                                     DECEMBER 31,      DECEMBER 25,
                                                                                         1999               1998
                                                                                     ------------      ------------
OPERATING ACTIVITIES
Net income                                                                           $     31,596      $     29,990
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                                     6,967             5,541
           Amortization                                                                     3,033             2,971
           Deferred income tax benefit                                                       (838)             (379)
           Gain on sale of loans                                                           (2,253)           (8,668)
           Purchases of stock for long-term incentive plan                                   (986)             --
           Provision for long-term incentive plan                                             826              --
           Gain on disposition of assets                                                     --                 (45)
           Changes in operating assets and liabilities:
               Trade accounts receivable                                                    8,934            (1,685)
               Inventories                                                                    710            (8,056)
               Other current assets                                                           251              (891)
               Other assets                                                                   180            (2,648)
               Accounts payable and accrued liabilities                                    (7,500)            2,285
                                                                                     ------------      ------------
Cash provided by operations                                                                40,920            18,415
         Loans originated                                                                (118,920)         (121,329)
         Sales of loans                                                                   117,456           114,281
                                                                                     ------------      ------------
Net cash provided by operating activities                                                  39,456            11,367

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                                (12,852)          (13,419)
Purchases of investments                                                                   (5,562)          (17,245)
Sales of investments                                                                        2,924             8,087
Proceeds from disposition of assets                                                          --                  97
                                                                                     ------------      ------------
Net cash used in investing activities                                                     (15,490)          (22,480)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                                                        1,443            43,182
Payments on line of credit                                                                   --             (17,000)
Principal payments on notes payable and long-term debt                                       (173)             (888)
Net purchases of treasury stock                                                           (15,535)             (245)
                                                                                     ------------      ------------
Net cash (used in) provided by financing activities                                       (14,265)           25,049

Net increase in cash and cash equivalents                                                   9,701            13,936
Cash and cash equivalents at beginning of period                                           39,413            21,073
                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                           $     49,114      $     35,009
                                                                                     ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                                                     $      7,752      $      6,923
        Income taxes                                                                       20,882            21,063


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

2.   Inventories

     Inventories consist of the following (in thousands):


                                                                  DECEMBER 31,        MARCH 26,
                                                                      1999              1999
                                                                 -------------     -------------
                        Raw materials                            $       8,899     $       8,936
                        Work in process                                  3,346             3,208
                        Finished goods - manufacturing                     969               247
                                       - retail                        108,738           110,271
                                                                 -------------     -------------
                                                                 $     121,952     $     122,662
                                                                 =============     =============

3.   Other Assets

     Other assets include goodwill of $67.3 million at December 31, 1999, and $66.1 million at March 26, 1999, with accumulated amortization of $9.8 million and $6.9 million, respectively.

4.   Floor Plan Payable

     The Company has a floor plan credit facility totaling $175.0 million from a financial institution to finance a major portion of its home inventory at the Company's retail superstores. This facility is secured by a portion of the Company's home inventory and cash in transit from financial institutions. The interest rate on the facility is prime (8.50% at December 31, 1999). The agreement is effective until June 30, 2001. The Company had $130.3 million and $128.9 million outstanding on the floor plan credit facility at December 31, 1999 and March 26, 1999, respectively.

     The Company's floor plan financing agreement permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The Company is eligible to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The interest rate on the outstanding borrowings is prime (8.50% at December 31, 1999). The Company had $40.0 million and $36.0 million invested at December 31, 1999 and March 26, 1999, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Balance Sheets.

5.   Line of Credit

     The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (5.82% at December 31, 1999) plus 1.20% or the prime rate (8.50% at December 31, 1999) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations, which would limit the amount available for future borrowings. The line is available through June 27, 2000 and requires an annual commitment fee of up to $12,500. The Company had zero outstanding on the line of credit at December 31, 1999 and March 26, 1999.

6.   Reclassification

     Certain prior period amounts have been reclassified to conform to the current period presentation.

7.   Business Segment Information

     The Company operates primarily in three business segments - retail sales, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the periods ending December 31, 1999 and December 25,1998 (in thousands):



                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                    DECEMBER 31,       DECEMBER 25,       DECEMBER 31,       DECEMBER 25,
                                        1999                1998              1999               1998
                                    ------------       ------------       ------------       ------------
Net sales
    Retail                             $ 164,398          $ 147,057          $ 510,717          $ 464,967
    Manufacturing                        112,323            131,179            374,493            383,175
    Financial services                     5,926              5,876             18,717             18,614
                                    ------------       ------------       ------------       ------------
                                         282,647            284,112            903,927            866,756
    Intersegment sales                   (95,030)           (98,058)          (304,057)          (285,719)
                                    ------------       ------------       ------------       ------------
                                       $ 187,617          $ 186,054          $ 599,870          $ 581,037
                                    ------------       ------------       ------------       ------------
Income from operations
    Retail                             $   8,354          $   5,662          $  24,027          $  20,487
    Manufacturing                          9,002             12,975             32,968             34,487
    Financial services                     3,271              3,058             10,320             10,062
    General corporate expenses            (3,971)            (4,122)           (12,147)            (9,445)
                                    ------------       ------------       ------------       ------------
                                          16,656             17,573             55,168             55,591
    Intersegment profits                     664             (1,704)              (448)            (1,863)
                                    ------------       ------------       ------------       ------------
                                       $  17,320          $  15,869          $  54,720          $  53,728
                                    ------------       ------------       ------------       ------------

    Interest expense                   $  (2,700)         $  (2,356)         $  (7,518)         $  (7,356)
    Other income                           1,179              2,218              5,257              3,617
                                    ------------       ------------       ------------       ------------
Income before taxes                    $  15,799          $  15,731          $  52,459          $  49,989
                                    ============       ============       ============       ============

PART I.  FINANCIAL INFORMATION

     Item 1.     Financial Statements

                 See pages 1 through 5.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.


                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                         DECEMBER 31,        DECEMBER 25,        DECEMBER 31,       DECEMBER 25,
                                             1999                 1998              1999                1998
                                        -------------       -------------       -------------       -------------
Net sales                                       100.0%              100.0%              100.0%              100.0%
Cost of sales                                    67.7                69.8                68.1                70.5
                                        -------------       -------------       -------------       -------------
     Gross profit                                32.3                30.2                31.9                29.5
Selling, general and
   administrative expenses                       23.1                21.6                22.8                20.2
                                        -------------       -------------       -------------       -------------
      Income from operations                      9.2                 8.6                 9.1                 9.3
Interest expense                                 (1.4)               (1.3)               (1.3)               (1.3)
Other income                                      0.6                 1.2                 0.9                 0.6
                                        -------------       -------------       -------------       -------------
Income before income taxes                        8.4                 8.5                 8.7                 8.6
Income tax expense                                3.4                 3.4                 3.5                 3.4
                                        -------------       -------------       -------------       -------------
      Net income                                  5.0%                5.1%                5.2%                5.2%
                                        =============       =============       =============       =============

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 31, 1999 and December 25, 1998.


                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                            DECEMBER 31,      DECEMBER 25,      DECEMBER 31,       DECEMBER 25,
                                                 1999              1998              1999               1998
                                            -------------     -------------     -------------      -------------
Company homes sold through
     Company-owned retail superstores               2,694             2,418             8,485              7,412
Total new homes sold                                3,421             3,781            11,229             11,909
Internalization rate (1)                               79%               64%               76%                62%
Average new home price - retail             $      59,000     $      56,000     $      57,000      $      55,000
Number of retail superstores at
     end of period                                    132               111               132                111
Homes sold to independent retailers                   713             1,258             2,581              3,702


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

The Company's fiscal year consists of 52 or 53 weeks, ending on the Friday nearest the last day of March each year. The 1999 fiscal year was 52 weeks long and the 2000 fiscal year is 53 weeks long. Therefore, the three months ended December 31, 1999 contained 14 weeks while the three months ended December 25, 1998 contained 13 weeks.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 25, 1998

         NET SALES. Net sales increased 0.8% to $187.6 million in the three months ended December 31, 1999 from $186.1 million in the three months ended December 25,1998. This increase reflects a 7.3% increase in the volume of homes sold through Company-owned retail superstores offset by an overall volume decline of 9.5%, which includes homes sold to independent retailers. The number of superstores increased from 111 at the end of the third quarter of fiscal 1999 to 132 at the end of the third quarter of fiscal 2000.

         GROSS PROFIT. Gross profit increased 7.9% to $60.6 million in the quarter ended December 31, 1999 compared to $56.1 million in the quarter ended December 25, 1998. During the same period, gross profit margin as a percentage of net sales increased to 32.3% compared to 30.2%. This increase was the result of selling 79% of the Company's homes through Company-owned retail superstores in the third quarter of fiscal 2000 versus 64% in the third quarter of fiscal 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 7.4% to $43.3 million in the quarter ended December 31, 1999 from $40.3 million in the quarter ended December 25, 1998, primarily due to the Company's continued commitment to brand advertising, expenses associated with the 21 additional retail superstores, and performance based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 23.1% in the third quarter of fiscal 2000 from 21.6% in the third quarter of fiscal 1999. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

         OTHER INCOME. Other income decreased $1.0 million to $1.2 million in the third quarter of fiscal 2000 from $2.2 million in the third quarter of fiscal 1999. This decrease is the result of gains on sales of investments in the third quarter of fiscal 1999, which did not occur in the third quarter of fiscal 2000.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 25, 1998

         NET SALES. Net sales increased 3.2% to $599.9 million in the nine months ended December 31, 1999 from $581.0 million in the nine months ended December 25,1998. This increase reflects an increase of 5.4% in the volume of homes sold through Company-owned retail superstores offset by an overall volume decline of 5.7%, which includes homes sold to independent retailers. The number of superstores increased from 111 at the end of the third quarter of fiscal 1999 to 132 at the end of the third quarter of fiscal 2000.

         GROSS PROFIT. Gross profit increased 11.9% to $191.6 million in the nine months ended December 31, 1999 compared to $171.3 million in the nine months ended December 25, 1998. During the same period, gross profit margin as a percentage of net sales increased to 31.9% compared to 29.5%. This increase was the result of production efficiencies at our manufacturing facilities and selling 76% of the Company's homes through Company-owned retail superstores in the nine months ended December 31, 1999 versus 62% in the nine months ended December 25, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 16.4% to $136.9 million in the nine months ended December 31, 1999 from $117.6 million in the nine months ended December 25, 1998, primarily due to the Company's continued commitment to brand advertising, expenses associated with the 21 additional retail superstores, and performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 22.8% in the nine months ended December 31, 1999 from 20.2% in the nine months ended December 25, 1998. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

         OTHER INCOME. Other income increased $1.6 million to $5.3 million in the nine months ended December 31, 1999 from $3.6 million in the nine months ended December 25, 1998. This increase was primarily the result of gains on the disposition of certain properties and additional investment income during the nine months ended December 31, 1999 somewhat offset by gains on sales of investments which occurred during the nine months ended December 25, 1998.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has a floor plan credit facility totaling $175.0 million from a financial institution to finance a major portion of its home inventory at the Company's retail superstores. This facility is secured by a portion of the Company's home inventory and cash in transit from financial institutions. The interest rate on the facility is prime (8.50% at December 31, 1999). The agreement is effective until June 30, 2001. The Company had $130.3 million and $128.9 million outstanding on this floor plan credit facility at December 31, 1999 and March 26, 1999, respectively.

         The Company's floor plan financing agreement permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The Company is eligible to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The interest rate on the outstanding borrowings is prime (8.50% at December 31, 1999). The Company had $40.0 million and $36.0 million invested at December 31, 1999 and March 26, 1999, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Balance Sheets.

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (5.82% at December 31, 1999) plus 1.20% or the prime rate (8.50% at December 31, 1999) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations, which would limit the amount available for future borrowings. The line is available through June 27, 2000 and requires an annual commitment fee of up to $12,500.

         In June 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock. As of the date of this filing, the Company had invested $15.1 million in the common stock buyback program.

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

         OTHER MATTERS. In calendar years 1997, 1998, and early 1999, the manufactured housing industry was elevated by easy credit, which inflated industry-wide wholesale sales and retail inventories to unsustainable levels. Beginning in mid 1999, the industry was impacted by a general credit tightening, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants. However, the Company's new home inventory per retail superstore declined for the fifth consecutive quarter and net sales and net income have plateaued. The impact that these industry conditions will have on our future results is not clear at this time.

         YEAR 2000 ISSUE. The "Year 2000 Issue" refers to computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software could have been unable to properly categorize and process dates occurring after December 31, 1999. This could have resulted in a system failure or miscalculations in the Company's computer programs causing significant, unanticipated liabilities, expenses and possible disruption of its business. Prior to December 31, 1999, the Company implemented a plan to modify or upgrade certain equipment and software necessary to address the Year 2000 Issue. The total costs incurred to complete the plan were significantly less than $0.5 million.

         Subsequent to January 1, 2000, the Company has not experienced any disruptions or additional costs as a result of the calendar change. However, because all Year 2000 issues may not reveal themselves until later in 2000, no assurances can be given that the Company will not experience any interruptions due to Year 2000 issues. The Company will continue to monitor the issue throughout the year. Based on the Company's preparations prior to January 1, 2000 and the absence of any problems subsequent to January 1, 2000, no significant disruptions are anticipated.

         Additionally, there was risk of business disruption if Year 2000 Issue-related failures occurred among the Company's lenders, suppliers, transporters and others upon which the Company relies, but over which the Company has no control. As of the date of this filing, none of the Company's critical vendors have been found to be non-compliant.

         FORWARD-LOOKING INFORMATION. Certain statements contained in this quarterly report are forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act. Management is unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from these expressed in or implied by such statements. These risks include political, economic or other factors such as inflation rates, employment conditions, interest rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; inclement or catastrophic weather conditions affecting revenues, inventory levels, and insurance reserves; trends to consolidate the number of production facilities; and management's ability to anticipate acceptance of new products in the marketplace and to forecast sales and profits at certain times in certain markets.

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

Date: February 7, 2000                              Palm Harbor Homes, Inc.
                                             ---------------------------------
                                                       (Registrant)

                                         By: /s/  KELLY TACKE
                                             ---------------------------------
                                             Kelly Tacke
                                             Chief Financial and Accounting
                                             Officer

                                         By:   /s/  LEE POSEY
                                             ---------------------------------
                                             Lee Posey
                                             Chairman of the Board

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
27                       Financial Data Schedule (EDGAR filing only).