Form 10-K405
period 2000-03-31
PALM HARBOR HOMES INC /FL/
filed 2000-06-05
CIK 923473

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

                         Commission File Number 0-24268

                            PALM HARBOR HOMES, INC.
              (Exact name of registrant as specified in our charter)

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

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 15, 2000, was $132,635,202 based on the closing price on that date of the Common Stock as quoted on the Nasdaq National Stock Market.

         As of May 15, 2000, 23,020,840 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to our Annual Meeting of Shareholders to be held June 28, 2000 are incorporated by reference in Part III.

         This report contains forward looking statements within the safe harbor provisions of the Securities Litigation Reform Act, including, without limitation, those regarding the growth and financing strategies of Palm Harbor Homes, Inc. ("Palm Harbor"), projections of revenues, income or other financial items, the effective implementation of Palm Harbor's business or growth strategy, the adequacy of Palm Harbor's capital resources and other statements regarding trends relating to the manufactured home industry and various other items involving known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of Palm Harbor to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include political, economic or other factors such as inflation rates, employment conditions, interest rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of Palm Harbor's markets; competitive product, advertising, promotional and pricing activity; inclement or catastrophic weather conditions affecting revenues, inventory levels and insurance reserves; raw material and labor costs and availability; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; relationships with customers or dealers; the availability, terms and development of capital; trends to consolidate the number of production facilities; changes in or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of Palm Harbor; the difficulty of forecasting sales at certain times in certain markets; and government regulation.

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         Palm Harbor Homes, Inc. is one of the largest producers of multi-section manufactured homes in the United States. Palm Harbor's operations are vertically integrated and encompass manufacturing, marketing, financing and insurance. At March 31, 2000, Palm Harbor operated 15 manufacturing facilities that sell homes through retailers in 30 states including approximately 200 independent retail sales centers and 133 Company-owned superstores.

         At March 31, 2000, the Company-owned superstores operated in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oregon, South Carolina, Tennessee, Texas, Virginia and Washington. With the opening of 16 superstores in fiscal 2000, Palm Harbor advanced toward achieving our plan to increase sales through Company-owned superstores.

         Through our subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), Palm Harbor offers installment financing to purchasers of manufactured homes sold by Company-owned superstores. Palm Harbor believes that the ability to finance our home sales will potentially provide us with an advantage over certain of our competitors and create a source of additional earnings.

         Through our subsidiary, Standard Casualty Company, Palm Harbor provides property and casualty insurance for owners of manufactured homes. Management of Palm Harbor believes that having the internal capability to provide this type of insurance complements the services of CountryPlace and will be additive to earnings.

PRODUCTS

         Palm Harbor manufactures single and multi-section homes under various brand names including Palm Harbor, Masterpiece, Keystone, River Bend and Windsor Homes(TM). Palm Harbor offers over 150 floor plans and approximately 90% of the homes produced by Palm Harbor are structurally or decoratively customized to the home buyer's specifications. Although Palm Harbor produces a wide retail price range of homes, the average retail sales price (excluding land) of Palm Harbor's homes is approximately $58,000 and approximately 80% of Palm Harbor's homes are multi-section.

         A typical home built by Palm Harbor contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central heating, a range, refrigerator, carpeting and drapes. In addition, Palm Harbor offers optional amenities, including dishwashers, washers, dryers, furniture packages and specialty cabinets, as well as a wide range of colors, moldings and finishes. Palm Harbor also offers optional features usually associated with site-built homes such as stone fireplaces, skylights, vaulted ceilings and whirlpool baths. Palm Harbor has a unique package of energy saving construction features referred to as "EnerGmiser" which includes, among other things, additional insulation to reduce heating and cooling costs, and which exceeds statutorily-mandated energy efficiency levels.

         Palm Harbor's homes are designed and copyrighted after extensive field research and consumer feedback. Palm Harbor has developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement.

MANUFACTURING OPERATIONS

         Palm Harbor currently owns or leases 16 facilities located in Alabama, Arizona, Florida, Georgia, North Carolina, Ohio, Oregon and Texas. Due to declining industry conditions in fiscal 2000, Palm Harbor temporarily idled one facility and consolidated production into other facilities. A typical Palm Harbor manufacturing facility has approximately 100,000 square feet of floor space and employs approximately 210 associates.

         Palm Harbor's facilities generally operate on a one shift per day, five days per week basis, and Palm Harbor currently manufactures a typical home in approximately three to five days. Palm Harbor's facilities have the capacity to produce an aggregate of approximately 150 sections per day. The current rate of production is 90 sections per day.

         The following table sets forth the total sections produced and homes sold, as well as the number of manufacturing facilities operated by Palm Harbor, for the fiscal years indicated:



                                     1996         1997         1998        1999        2000
                                     ----         ----         ----        ----        ----
Homes sold:
   Single-section................   2,192        2,781        2,687       3,474       2,862


   Multi-section.................   9,983       11,092       11,457      12,154      11,439
                                    -----       ------       ------      ------      ------


Total homes sold.................  12,175       13,873       14,144      15,628      14,301
                                   ======       ======       ======      ======      ======



Sections produced................  22,049       24,545       26,014      27,380      25,237

Manufacturing facilities
   (at end of fiscal year).......      13           14           16          16          15


         Palm Harbor's homes are constructed at our manufacturing facilities. Typically, independent trucking companies transport finished homes to retailers at the retailer's expense. Retailers or other independent installers are responsible for placing the home on site, making utility hook-ups and, in certain instances, providing installation and finish-out services. The industry practice is to have third parties hired by the retailer provide the installation and finish-out services. Palm Harbor's associates, rather than independent contractors, perform the finish out services on homes sold through Company-owned superstores. Palm Harbor believes our finish-out services ensure that Palm Harbor quality is applied during the entire process, increases customer satisfaction, strengthens Palm Harbor's relationship with our retailers and provides Palm Harbor an advantage over many of our competitors.

         Palm Harbor's backlog of orders as of May 15, 2000 was approximately $8.7 million, as compared to approximately $7.9 million as of May 21, 1999. Since retailers may cancel orders prior to production without penalty, Palm Harbor does not consider our order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the housing market, the level of backlog generally declines during the winter months.

         The principal materials used in the production of Palm Harbor's homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Palm Harbor believes that the materials used in the production of our homes are readily available at competitive prices from a wide variety of suppliers. Four suppliers, which accounted for more than 5% of Palm Harbor's total purchases during the fiscal year ended March 31, 2000, represented approximately 9.2%, 5.8%, 5.7% and 5.1%, respectively, of total purchases during such fiscal year. Accordingly, Palm Harbor does not believe that the loss of any single supplier would have a material adverse effect on our business.

RETAIL OPERATIONS

         Palm Harbor's homes are sold through a distribution network consisting of (i) superstores owned by Palm Harbor; and (ii) independent retailers. The following table sets forth the number of homes sold by Palm Harbor through each of these distribution channels, as well as the number of superstores and retail sales centers in each channel, during the past three fiscal years:


                                                March 27,   March 26,    March 31,
                                                  1998         1999         2000
                                                ---------   ---------    ---------
Homes sold by retailers:

Company-owned ........................            7,696        10,776        11,078
Independent ..........................            6,448         4,852         3,223
                                              ---------     ---------     ---------
Total ................................           14,144        15,628        14,301
                                              =========     =========     =========

Number of sales centers:

Company-owned .......................               94           120           133
Independent ..........................              300           300           200
                                              ---------     ---------     ---------
Total ................................              394           420           333
                                              =========     =========     =========



         Palm Harbor first established wholly-owned superstores in 1992, and currently has 133 superstores in Alabama, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oregon, South Carolina, Texas, Virginia and Washington. Palm Harbor plans to add 15 to 20 retail superstores in fiscal 2001.

         Palm Harbor's independent retailer network principally consists of local retailers, developers that market land/home packages and developers of retirement lifestyle communities. No single independent retailer accounted for 5% or more of Palm Harbor's net sales during fiscal 2000. Palm Harbor provides comprehensive sales training to our retail sales associates and brings them to the manufacturing facilities for product training and to view new product designs as they are developed. These training seminars, known as "Palm Harbor University", facilitate the sale of Palm Harbor's homes by increasing the skill and knowledge of the retail sales consultants. In addition, Palm Harbor displays our products in trade shows and supports our retailers through the distribution of floor plan literature, brochures, decor boards, banners and videos.

MARKETS SERVED

         Management believes that Palm Harbor's broad geographic presence lessens the impact of adverse economic trends specific to any one region, while at the same time enabling Palm Harbor to capitalize on favorable regional economic trends. During the fiscal year ended March 31, 2000, the percentage of Palm Harbor's revenues by region was as follows:



                                                                                              PERCENTAGE OF
REGION                                          PRIMARY STATES                              REVENUE BY REGION
------                                          --------------                              ------------------
Southeast               Florida, North Carolina, Alabama, Georgia, South Carolina,
                        Mississippi, Tennessee, Virginia                                            39%

Central                 Texas, Oklahoma, Louisiana                                                  36

West                    New Mexico, Arizona, Colorado, Oregon, Washington, Idaho,
                        Montana, Nevada, Utah                                                       20

Midwest                 Ohio, Michigan, Indiana, Kentucky, West Virginia, Illinois                   5
                                                                                                   ---
                                                                                                   100%

         Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 250-mile radius. Each of Palm Harbor's manufacturing facilities typically serves 23 to 77 retailers, and the facility sales staff maintains personal contact with each retailer, whether Company-owned or independent. Palm Harbor's decentralized operations allow us to be more responsive to retailers' concerns with respect to leadership in product innovation, local home design and customer satisfaction.

CONSUMER FINANCING

         Historically, Palm Harbor has facilitated retail sales of our homes by maintaining relationships with conventional lenders. While Palm Harbor intends to maintain our relationships with conventional lenders, we believe that the ability to provide financing to our customers on competitive terms will not only improve our responsiveness to the financing needs of prospective purchasers, but will also provide an additional source of earnings for Palm Harbor. Through CountryPlace, Palm Harbor offers a variety of financing options, including customary retail installment sales contracts, land in lieu of down payment and land/home financing to best suit the needs of our retail customers. Financing services by CountryPlace are currently being offered only through Company-owned superstores.

         Loan applications originate at the superstore and are forwarded to CountryPlace for final credit approval. CountryPlace then sells the approved loan contracts to one of three national consumer finance companies. CountryPlace and the national consumer finance companies share on a predetermined basis the interest income and losses resulting from the majority of the loans unless the loan is also secured by the related land, whereby the national consumer finance companies assume all losses. During the fiscal year ended March 31, 2000, several national consumer finance companies announced that they plan to discontinue the manufactured housing segment of their business. See the Liquidity and Capital Resources section of "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

         Retail installment loans sold by CountryPlace are serviced and administered by the national consumer finance companies. CountryPlace's share of the interest income is in consideration for the following services provided by
CountryPlace: (i) contract origination services, including the training of retailers with respect to the loan evaluation process; (ii) receipt and processing of the retail installment sale contracts; (iii) collection assistance with delinquent accounts, upon the request of the finance company and (iv) repossession assistance.

RETAILER INVENTORY FINANCING

         In accordance with manufactured housing industry practice, substantially all retailers finance all or a portion of their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the retailer customarily requires Palm Harbor to enter into a separate repurchase agreement with the financial institution under which Palm Harbor is obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which generally ranges from 12 to 18 months). The price at which Palm Harbor may be obligated to repurchase a home under these agreements is based upon Palm Harbor's original invoice price plus certain administrative and shipping expenses. Palm Harbor's obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.

         The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 24% of Palm Harbor's homes are sold to independent retailers;
(ii) a majority of the homes sold by Palm Harbor to independent retailers are pre-sold to specific retail customers; (iii) Palm Harbor monitors each retailer's inventory position on a regular basis; (iv) sales of Palm Harbor's manufactured homes are spread over a large number of retailers, (v) none of Palm Harbor's independent retailers accounted for more than 5% of Palm Harbor's net sales in fiscal 2000; (vi) the price Palm Harbor is obligated to pay declines over time and (vii) Palm Harbor is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. Palm Harbor estimates that our potential obligations under such repurchase agreements was approximately $43.1 million as of March 31, 2000. During the fiscal years ended March 27, 1998, March 26, 1999 and March 31, 2000, net expenses (income) incurred by Palm Harbor under these repurchase agreements totaled $(13,000), $29,000 and $155,000, respectively.

COMPETITION

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, town houses and condominiums. Palm Harbor does not view any of our competitors as being dominant in the industry, although some of Palm Harbor's competitors possess substantially greater financial (including captive retail financing), manufacturing, distribution and marketing resources than Palm Harbor.

         During fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants. While this contraction in consumer credit provides an advantage to those participants with substantial capital resources, it is unclear the impact that these industry conditions will have on Palm Harbor's future results.

GOVERNMENT REGULATION

         Palm Harbor's manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended (the "Home Construction Act"). In 1976, the Department of Housing and Urban Development ("HUD") issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to continual change. Palm Harbor's manufacturing facilities and the plans and specifications of our manufactured homes have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews Palm Harbor's manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose Palm Harbor to a wide variety of sanctions, including mandated closings of Palm Harbor manufacturing facilities. Palm Harbor believes our manufactured homes meet or surpass all present HUD requirements.

         Manufactured and site-built homes are all typically built with paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-associated risks. The Environmental Protection Agency (the "EPA") and other governmental agencies have in the past evaluated the effects of formaldehyde. Palm Harbor uses materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believes we comply with HUD and other applicable government regulations in this regard.

         The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

         Palm Harbor's manufactured homes are subject to local zoning and housing regulations. In certain cities and counties in areas where Palm Harbor's homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect Palm Harbor's ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation and must be complied with by the retailer or other person installing the home.

         Certain Palm Harbor warranties may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of Palm Harbor's warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

         A variety of laws affect the financing of the homes manufactured by Palm Harbor. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder requires written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibits discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder requires certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Installment sales contracts eligible for inclusion in a Government National Mortgage Association program are subject to the credit underwriting requirements of the Federal Housing Association. A variety of state laws also regulate the form of the installment sale contracts or financing documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts or financing documents. The sale of insurance products by Palm Harbor is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

         Palm Harbor's operations are also subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines, the entry of injunctions or both. The requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, Palm Harbor is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies. See "Item 3. Legal Proceedings."

ASSOCIATES

         As of March 31, 2000, Palm Harbor had approximately 4,700 associates. All of Palm Harbor's associates are non-union. Palm Harbor has not experienced any labor-related work stoppages and believes that our relationship with our associates is good.

ITEM 2.  PROPERTIES

         Palm Harbor currently owns or leases 16 manufacturing facilities in 8 states. During fiscal 2000, Palm Harbor temporarily idled one facility in Alabama and consolidated production into other facilities. Palm Harbor owns substantially all of our machinery and equipment. Palm Harbor believes our facilities are adequately maintained and suitable for the purposes for which they are used. The following table sets forth certain information with respect to Palm Harbor's manufacturing facilities:



                                                       COMMENCEMENT                                 APPROXIMATE
       STATE                    CITY                   OF PRODUCTION           OWNED/LEASED         SQUARE FEET
   -------------             -------------             -------------         --------------        -------------

      Alabama                   Boaz                   December 1986              Leased              97,683
                                                       January 1993               Leased              75,164


      Arizona                   Tempe                  January 1978                Owned             103,500
                             Casa Grande                 July 1997                 Owned              90,000

      Florida                Plant City               September 1981               Owned              93,600
                                                         June 1985                 Owned              87,200

      Georgia                 LaGrange                  August 1996                Owned             200,000

   North Carolina             Albemarle                January 1994                Owned             112,700
                             Siler City                January 1988                Owned              91,200
                                                         July 1996                Leased              40,000

        Ohio                   Sabina                  January 1988                Owned              85,000



       Oregon                Millersburg                April 1995                 Owned             168,650



       Texas                   Austin                  January 1981                Owned             103,800
                                                        April 1992                 Owned              77,000
                              Burleson                   June 1993                 Owned              94,300
                             Fort Worth                 April 1993                 Owned             121,300
                                Buda                   November 1994               Owned              88,275


         In addition to our production facilities, Palm Harbor owns certain properties upon which 35 of our retail superstores are located. Palm Harbor also leases approximately 30,000 square feet of office space in Addison, Texas for our corporate headquarters and CountryPlace's office. Palm Harbor's corporate headquarters lease expires in 2003 and the CountryPlace office lease expires in 2002.

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, Palm Harbor is currently not subject to any pending or threatened litigation, other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of Palm Harbor.

         In late 1992, Palm Harbor removed an underground storage tank formerly used to store gasoline from the site of our Tempe, Arizona manufacturing facility. Palm Harbor is currently working in cooperation with the Arizona Department of Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. Palm Harbor is evaluating the extent of the corrective action that may be necessary. Site characterization is complicated by virtue of the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. At this time, Palm Harbor does not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on our results of operations or financial condition.

         Palm Harbor's Tempe facility is partially located within a large area that has been identified by the Environmental Protection Agency ("EPA") as the Indian Bend Wash Area Superfund Site (the "Indian Bend Superfund Site"). Under federal law, certain persons known as potentially responsible parties ("PRPs") may be held strictly liable on a joint and several basis for all cleanup costs and natural resource damages associated with the release of hazardous substances from a facility. The average cost to clean up a site listed on the National Priorities List is over $30 million. The Indian Bend Superfund Site is listed on the National Priorities List. Groups of PRPs may include current owners and operators of a facility, owners and operators of a facility at the time of disposal of hazardous substances, transporters of hazardous substance and those who arrange for the treatment or disposal of hazardous substances at a site. No government agency, including the EPA, has indicated that Palm Harbor has been or will be named as a PRP or that we are otherwise responsible for the contamination present at the Indian Bend Superfund Site. In general, although no assurance can be given as to the future actions of either the EPA or PRPs who may incur cleanup costs related to this site, Palm Harbor does not believe that our ownership of property partially located within the Indian Bend Superfund Site will have a material adverse effect on our results of operations or financial condition.

         In 1994, Palm Harbor removed two underground storage tanks used to store petroleum substances from property we own in Georgia. Palm Harbor is currently working in cooperation with the Georgia Department of Natural Resources to assess and respond to petroleum related hydrocarbons detected in soil and groundwater at this site, and to evaluate the extent of corrective action that may be necessary. At this time, Palm Harbor does not expect that the costs of future assessment and corrective action related to the tanks will have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Palm Harbor's Common Stock has been traded on the Nasdaq National Stock Market under the symbol "PHHM" since July 31, 1995, the date on which Palm Harbor completed our initial public offering. The following table sets forth, for the period indicated, the high and low sales information per share of the Common Stock as reported on the Nasdaq National Stock Market.




FISCAL 2000                                                        HIGH       LOW
-----------                                                        ----       ----
First Quarter .............................................      $ 24.94    $ 19.00

Second Quarter ............................................        25.38      15.00

Third Quarter .............................................        20.00      13.75

Fourth Quarter ............................................        19.00      12.00

-----------------------------------------------------------------------------------

FISCAL 1999                                                         HIGH       LOW
-----------                                                         ----       ----

First Quarter(1)............................................      $ 38.10   $ 27.20

Second Quarter .............................................        37.40     24.00

Third Quarter ..............................................        27.63     19.00

Fourth Quarter .............................................        30.00     19.75

-----------------------------------------------------------------------------------


---------

(1) On June 30, 1998, the Board of Directors of Palm Harbor declared a 5-4 stock split effected in the form of a 25% stock dividend to shareholders of record on July 14, 1998. The stock dividend was paid on July 28, 1998.

         On May 15, 2000, the last reported sale price of Palm Harbor's Common Stock on the Nasdaq National Stock Market was $15.4375. As of May 15, 2000, there were approximately 900 record holders of the Common Stock, and approximately 3,900 holders of the Common Stock overall based on an estimate of the number of individual participants represented by security position listings.

         Palm Harbor has never paid cash dividends on our Common Stock. The Board of Directors intends to retain any future earnings generated by Palm Harbor to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon factors such as Palm Harbor's earnings levels, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. Future loan agreements may restrict or prohibit the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial information regarding Palm Harbor's financial position and operating results which has been extracted from Palm Harbor's financial statements for the five years ended March 31, 2000. The information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying Notes included elsewhere in this report.


                                                                        FISCAL YEAR ENDED
                                           -------------------------------------------------------------------------
                                            MARCH 29,      MARCH 28,       MARCH 27,        MARCH 26,      MARCH 31,
                                              1996           1997            1998             1999           2000
                                           ---------       ---------       ---------       ---------       ---------
STATEMENT OF INCOME:

Net sales                                  $ 417,214       $ 563,192       $ 637,268       $ 761,374       $ 777,471
Cost of sales                                345,508         436,850         466,494         530,698         530,415
                                           ---------       ---------       ---------       ---------       ---------
Gross profit                                  71,706         126,342         170,774         230,676         247,056
Selling, general and
    administrative expenses                   52,676          86,927         117,018         158,916         180,224
                                           ---------       ---------       ---------       ---------       ---------
Income from operations                        19,030          39,415          53,756          71,760          66,832
Interest expense                                (751)         (3,085)         (4,700)         (9,728)        (10,245)
Other income                                   1,276           2,250           2,718           4,933           7,034
                                           ---------       ---------       ---------       ---------       ---------
Income before income from
    affiliate and income taxes                19,555          38,580          51,774          66,965          63,621
Income from affiliate                          2,995           1,049              --              --              --
                                           ---------       ---------       ---------       ---------       ---------
Income before income taxes                    22,550          39,629          51,774          66,965          63,621
Income tax expense                             7,572          14,890          19,920          26,788          25,025
                                           ---------       ---------       ---------       ---------       ---------
Net income                                 $  14,978       $  24,739       $  31,854       $  40,177       $  38,596
                                           =========       =========       =========       =========       =========
Net income per common share -
    basic and diluted                      $   0 .75       $    1.07       $    1.35       $    1.69       $    1.66
                                           =========       =========       =========       =========       =========
Weighted average common shares
    Outstanding - basic                       19,863          23,013          23,589          23,783          23,225

Weighted average common shares
    outstanding - diluted                     19,863          23,036          23,632          23,838          23,255

OPERATING DATA:
Number of homes sold                          12,175          13,873          14,144          15,628          14,301
Multi-section homes sold as a
    percentage of total homes sold                82%             81%             81%             78%             80%
Number of manufacturing facilities(1)             14              15              16              16              15
Number of company-owned superstores(1)            16              54              94             120             133

BALANCE SHEET DATA:
Working capital                            $  22,727       $  39,232       $  22,290       $  40,316       $  59,452
Total assets                                 143,712         246,335         353,846         427,410         457,174
Long-term debt                                 3,784           3,583           3,382           3,149           2,906
Shareholders' equity                          68,982         119,949         157,056         195,325         217,176

(1)   As of the end of the applicable period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Competitive market conditions affected the manufactured housing industry during fiscal 2000. Lenient credit standards, which inflated industry-wide wholesale sales and retail inventories in 1997, 1998 and early 1999, tightened in mid-1999, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants. While this contraction in consumer credit provides an advantage to those participants with substantial capital resources, it is unclear the impact that these industry conditions will have on Palm Harbor's future results.

         Palm Harbor has continued our strategic commitment to vertically integrate our operations during fiscal 2000. During the year, the number of Company-owned retail superstores increased by 13 to 133. This increase in Company-owned retail superstores resulted in a rise in the internalization rate
- which is the percentage of homes manufactured by Palm Harbor and sold through Company-owned retail superstores. For fiscal 2000, Palm Harbor's internalization rate was 76% up from 63% in the preceding fiscal year. The financial services segment, which consists of CountryPlace Mortgage, Palm Harbor's finance subsidiary, and Standard Casualty Company, Palm Harbor's insurance subsidiary, continued to be additive to consolidated sales and net income.

The following table sets forth certain items of Palm Harbor's statement of income as a percentage of net sales for the periods indicated.



                                                                                FISCAL YEAR ENDED
                                                                 --------------------------------------------
                                                                   MARCH 27,        MARCH 26,       MARCH 31,
                                                                     1998             1999            2000
                                                                 ----------       ----------       ----------
Net sales                                                             100.0%           100.0%           100.0%
Cost of sales                                                          73.2             69.7             68.2
                                                                 ----------       ----------       ----------
     Gross profit                                                      26.8             30.3             31.8
Selling, general and administrative expenses                           18.4             20.9             23.2
                                                                 ----------       ----------       ----------
     Income from operations                                             8.4              9.4              8.6
Interest expense                                                       (0.7)            (1.3)            (1.3)
Other income                                                            0.4              0.7              0.9
                                                                 ----------       ----------       ----------
     Income before income taxes                                         8.1              8.8              8.2
Income tax expense                                                      3.1              3.5              3.2
                                                                 ----------       ----------       ----------
     Net income                                                         5.0%             5.3%             5.0%
                                                                 ==========       ==========       ==========

The following table summarizes certain key sales statistics as of and for the period indicated.


                                                                                        FISCAL YEAR ENDED
                                                                          --------------------------------------------
                                                                            MARCH 27,        MARCH 26,       MARCH 31,
                                                                              1998             1999            2000
                                                                          ----------       ----------       ----------
Company homes sold through
     company-owned retail superstores                                          7,461           9,871           10,906
Total new homes sold                                                          14,144          15,628           14,301
Internalization rate(1)                                                          53%             63%              76%
Average new home price - retail                                           $   55,000      $   55,000       $   58,000
Number of retail superstores at
     end of period                                                                94(2)          120              133
Homes sold to independent retailers                                            6,448           4,852            3,223

(1) The internalization rate is the percentage of new homes that are manufactured by Palm Harbor and sold through Company-owned retail superstores.

(2) Includes the 18 retail superstores acquired at the close of business in fiscal 1998.

Palm Harbor's fiscal year consists of 52 or 53 weeks, ending on the Friday nearest the last day of March each year. The 1998 and 1999 fiscal years were 52 weeks long and the 2000 fiscal year is 53 weeks long.

2000 COMPARED TO 1999

NET SALES. Net sales increased 2.1% to $777.5 million in 2000 from $761.4 million in 1999. This increase reflects a 10.5% increase in the volume of company homes sold through Company-owned retail superstores offset by an overall volume decline of 8.5%, which includes homes sold to independent retailers. The number of superstores increased from 120 at the end of fiscal 1999 to 133 at the end of fiscal 2000.

GROSS PROFIT. Gross profit increased 7.1% to $247.1 million in 2000 compared to $230.7 million in 1999. During the same period, gross profit margin as a percentage of net sales increased to 31.8% compared to 30.3%. This increase was the result of selling 76% of Palm Harbor's homes through Company-owned retail superstores in 2000 versus 63% in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 13.4% to $180.2 million in 2000 from $158.9 million in 1999, primarily due to Palm Harbor's continued commitment to brand advertising, expenses associated with the 13 additional retail superstores and performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 23.2% in 2000 from 20.9% in 1999. This increase is due to the growth in Palm Harbor's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

INTEREST EXPENSE. Interest expense increased 5.3% to $10.2 million in 2000 from $9.7 million in 1999. This increase was primarily due to increased borrowings under Palm Harbor's floor plan credit facilities.

OTHER INCOME. Other income increased 42.6% to $7.0 million in 2000 from $4.9 million in 1999. This increase was primarily the result of gains on the disposition of certain properties and additional investment income during fiscal 2000, somewhat offset by gains on sales of investments which occurred in fiscal 1999.

1999 COMPARED TO 1998

NET SALES. Net sales increased 19.5% to $761.4 million in 1999 from $637.3 million in 1998. Of this increase, 17.0% was the result of an increase in manufactured housing sales and 2.5% was the result of an increase in financial services revenues. The increase in manufactured housing sales was primarily due to a 40.0% increase in the volume of homes sold through Company-owned retail superstores. Palm Harbor ended fiscal 1999 with 120 retail superstores compared to 76 in 1998, excluding the 18 retail superstores acquired at the close business in fiscal 1998. The increase in financial service revenues was primarily due to an increase in the gain on the sale of loans in which CountryPlace Mortgage retains a residual interest.

GROSS PROFIT. Gross profit increased 35.1% to $230.7 million in 1999 compared to $170.8 million in 1998. During the same period, gross profit margin as percentage of net sales increased to 30.3% compared to 26.8%. This increase was the result of selling 63% of Palm Harbor's homes through Company-owned retail superstores in 1999 versus 53% in 1998 and production efficiencies at manufacturing facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 35.8% to $158.9 million in 1999 from $117.0 million in 1998, primarily due to planned increases in promotion and advertising expenditures, expenses associated with the 44 additional retail superstores and performance-based compensation expense. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 20.9% in 1999 from 18.4% in 1998. This planned increase is due to the growth in Palm Harbor's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

INTEREST EXPENSE. Interest expense increased 107.0% to $9.7 million in 1999 from $4.7 million in 1998. This increase was primarily due to increased borrowings under Palm Harbor's floor plan credit facilities.

OTHER INCOME. Other income increased 81.5% to $4.9 million in 1999 from $2.7 million in 1998. This increase was primarily the result of increased interest income and gains on sales of investments.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities increased to $35.9 million in 2000 compared to $20.1 million in 1999 and $16.3 million in 1998. Cash provided by operations combined with additional floor plan financing were adequate to support Palm Harbor's working capital needs, capital expenditures and share repurchases during fiscal 2000.

         Capital expenditures were $16.7 million, $20.8 million and $15.9 million in 1998, 1999 and 2000, respectively. In 1998, capital expenditures included $4.1 million for renovation of the manufacturing facility in Arizona that was acquired in November 1996 and expansion of retail superstores for $8.0 million. Approximately $4.6 million was expended for improvements on mature manufacturing facilities. In 1999, capital expenditures included $11.7 million for expansion of retail superstores and approximately $9.1 million for improvements in mature manufacturing facilities. In 2000, capital expenditures included $10.1 million for expansion of retail superstores and approximately $5.8 million for improvements on mature manufacturing facilities. Palm Harbor expects capital expenditures to approximate $12.0 million during 2001 for the purpose of adding 15 to 20 retail superstores and to upgrade current manufacturing facilities.

         Palm Harbor has a floor plan credit facility totaling $175.0 million with Conseco Finance, a subsidiary of Conseco, Inc., to finance a major portion of our home inventory at Palm Harbor's retail superstores. This facility is secured by a portion of Palm Harbor's home inventory and cash in transit from financial institutions. The interest rate on the facility is prime (9.00% at March 31, 2000). The agreement is effective until June 30, 2001. Palm Harbor's floor plan financing agreement permits Palm Harbor to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. Palm Harbor is eligible to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The interest rate on the outstanding borrowings is prime (9.00% at March 31, 2000). In March 2000, Conseco, Inc. announced that they would be selling Conseco Finance and that they anticipated the disposition would be complete by the end of calendar year 2000. It is unclear what impact this will have on Palm Harbor.

         Palm Harbor has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of Palm Harbor (under certain conditions), at either the LIBOR rate (6.13% at March 31, 2000) plus 1.20% or the prime rate (9.00% at March 31, 2000) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations, which would limit the amount available for future borrowings. The line is available through June 27, 2000 and requires an annual commitment fee of up to $12,500. At March 31, 2000, the additional floor plan credit facilities discussed above effectively reduced the amount available under the line of credit to zero.

         Through CountryPlace Mortgage, Palm Harbor assigns approved loan contracts to one of three national finance companies, primarily Associates Housing Finance. In January 2000, the Associates announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. Palm Harbor does however have a contract through March 31, 2002 with the Associates and they have committed to providing consumer financing to Palm Harbor throughout the duration of the contract.

       In accordance with customary business practice in the manufactured housing industry, Palm Harbor has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which Palm Harbor has agreed, under certain circumstances, to repurchase homes sold to independent retailers in the event of a default by a retailer. Under such agreements, Palm Harbor agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 31, 2000, Palm Harbor estimates that our potential obligations under such repurchase agreements were approximately $43.1 million. During fiscal years 1998, 1999 and 2000, the costs incurred relating to such repurchase agreements have not been significant.

         In June 1999, Palm Harbor's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase Palm Harbor's common stock. As of May 15, 2000, Palm Harbor had invested $15.8 million in the common stock buyback program.

         Palm Harbor believes that cash flows from operations, together with floor plan financing and the revolving line of credit, will be adequate to support our working capital, currently planned capital expenditure needs and future share repurchases in the foreseeable future. Palm Harbor may, from time to time, obtain additional floor plan financing for our retail inventories. Such practice is customary in the industry. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond Palm Harbor's control, no assurances can be given in this regard.

YEAR 2000 ISSUE

        Palm Harbor incurred no problems related to our computer systems beginning January 1, 2000. Costs incurred to replace and modify our software and hardware related to the Year 2000 Issue were immaterial and charged to expense as incurred in prior years.

RECENT PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission issued SAB No. 101, which summarizes the Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. Palm Harbor must comply with SAB 101 beginning with the quarter ended June 30, 2000. Based upon management's evaluation, we do not believe SAB 101 will have a material impact on future operating results.

FORWARD-LOOKING INFORMATION

       Certain statements contained in this annual report are forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act. Management is unaware of any trends or conditions that could have a material adverse effect on Palm Harbor's consolidated financial position, future results of operations or liquidity. However, investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from these expressed in or implied by such statements. These risks include political, economic or other factors such as inflation rates, employment conditions, interest rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of Palm Harbor's markets; competitive product, advertising, promotional and pricing activity; inclement or catastrophic weather conditions affecting revenues, inventory levels, and insurance reserves; trends to consolidate the number of production facilities; and management's ability to anticipate acceptance of new products in the marketplace and to forecast sales and profits at certain times in certain markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Palm Harbor is exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements. Palm Harbor is not involved in any other market risk sensitive contracts or investments such as interest rate swaps, futures contracts, or other types of derivative financial instruments.

         For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming Palm Harbor's level of variable rate debt as of March 31, 2000 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors



Board of Directors
Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries (the "Company") as of March 26, 1999 and March 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 26, 1999 and March 31, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP

Dallas, Texas
May 5,  2000

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                             MARCH 26,        MARCH 31,
                                                                               1999             2000
                                                                            ----------       ----------
ASSETS

Current assets
     Cash and cash equivalents ......................................       $   39,413       $   51,181
     Investments ....................................................           17,167           20,380
     Receivables ....................................................           79,219           91,494
     Inventories ....................................................          122,662          122,645
     Prepaid expenses and other assets ..............................            6,349            6,910
                                                                            ----------       ----------
Total current assets ................................................          264,810          292,610


Goodwill, net .......................................................           59,823           56,773
Other assets, net ...................................................           22,211           20,799
                                                                            ----------       ----------
                                                                                82,034           77,572


Property, plant and equipment, at cost:
     Land and improvements ..........................................           16,189           20,243
     Buildings and improvements .....................................           51,023           58,046
     Machinery and equipment ........................................           35,422           43,499
     Construction in progress .......................................            8,742            4,451
                                                                            ----------       ----------
                                                                               111,376          126,239
     Accumulated depreciation .......................................           30,810           39,247
                                                                            ----------       ----------
                                                                                80,566           86,992
                                                                            ----------       ----------
Total assets ........................................................       $  427,410       $  457,174
                                                                            ==========       ==========

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                                   MARCH 26,         MARCH 31,
                                                                                     1999              2000
                                                                                  ----------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                             $   41,847        $   41,705
     Floor plan payable                                                              128,852           138,608
     Accrued liabilities                                                              53,562            52,602
     Current portion of long-term debt                                                   233               243
                                                                                  ----------        ----------
Total current liabilities                                                            224,494           233,158

Long-term debt, less current portion                                                   3,149             2,906

Deferred income taxes                                                                  4,442             3,934

Commitments and contingencies

Shareholders' equity
     Preferred stock, $.01 par value
        Authorized shares - 2,000,000
        Issued and outstanding shares - none
     Common stock, $.01 par value
       Authorized shares - 50,000,000
       Issued shares - 23,807,879 at March 26,
          1999 and March 31, 2000                                                        239               239
     Additional paid-in capital                                                       54,149            54,149
     Retained earnings                                                               142,486           181,082
     Accumulated other comprehensive income                                            1,195               803
                                                                                  ----------        ----------
                                                                                     198,069           236,273

     Less treasury shares - 30,765 at March 26,
        1999, and 787,039 at March 31, 2000                                             (442)          (13,848)
Unearned compensation                                                                 (2,302)           (5,249)
                                                                                  ----------        ----------
Total shareholders' equity                                                           195,325           217,176
                                                                                  ----------        ----------
Total liabilities and shareholders' equity                                        $  427,410        $  457,174
                                                                                  ==========        ==========














See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)




                                                                                               YEAR ENDED
                                                                            ----------------------------------------------
                                                                             MARCH 27,         MARCH 26,         MARCH 31,
                                                                                1998             1999              2000
                                                                            ----------        ----------        ----------

Net sales                                                                   $  637,268        $  761,374        $  777,471

Cost of sales                                                                  466,494           530,698           530,415
Selling, general and
     administrative expenses                                                   117,018           158,916           180,224
                                                                            ----------        ----------        ----------
Income from operations                                                          53,756            71,760            66,832


Interest expense                                                                (4,700)           (9,728)          (10,245)
Other income                                                                     2,718             4,933             7,034
                                                                            ----------        ----------        ----------
Income before income taxes                                                      51,774            66,965            63,621

Income tax expense                                                              19,920            26,788            25,025
                                                                            ----------        ----------        ----------

Net income                                                                  $   31,854        $   40,177        $   38,596
                                                                            ==========        ==========        ==========
Net income per common share -
       basic and diluted                                                    $     1.35        $     1.69        $     1.66
                                                                            ==========        ==========        ==========
Weighted average common
     shares outstanding - basic                                                 23,589            23,783            23,225
                                                                            ==========        ==========        ==========
Weighted average common
     shares outstanding - diluted                                               23,632            23,838            23,255
                                                                            ==========        ==========        ==========



















See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (In thousands of dollars)



                                                                              ADDITIONAL
                                                  COMMON STOCK                 PAID-IN          RETAINED
                                            SHARES            AMOUNT           CAPITAL          EARNINGS
                                          ----------         --------          --------         --------

Balance at March 28, 1997                 15,109,752         $    151          $ 48,994         $ 70,442
  Net income                                      --               --                --           31,854
  1.25 to 1 stock split                    3,777,941               38               (38)              --
  Issuance related to acquisition            157,975                2             5,241               --
  Treasury shares sold - net
      of purchases                                --               --                --               --
  Payments on shareholders'
      notes                                       --               --                --               13
                                          ----------         --------          --------         --------
Balance at March 27, 1998                 19,045,668              191            54,197          102,309
  Net income                                      --               --                --           40,177
  1.25 to 1 stock split                    4,762,211               48               (48)              --
  Treasury shares purchased                       --               --                --               --
  Unrealized gain                                 --               --                --               --
  Long-Term Incentive Plan
     Shares purchased                             --               --                --               --
                                          ----------         --------          --------         --------
Balance at March 26, 1999                 23,807,879              239            54,149          142,486
  Net income                                      --               --                --           38,596
  Treasury shares purchased, net                  --               --                --               --
  Unrealized gain (loss), net                     --               --                --               --
  Long-Term Incentive Plan
     Shares purchased                            --                --                --               --
     Terminations                                --                --                --               --
     Provision                                   --                --                --               --
                                          ----------         --------          --------         --------
Balance at March 31, 2000                 23,807,879         $    239          $ 54,149         $181,082
                                          ==========         ========          ========         ========




                                                                      ACCUMULATED
                                                                         OTHER
                                                TREASURY SHARES       COMPREHENSIVE     UNEARNED
                                               SHARES      AMOUNT        INCOME       COMPENSATION    TOTAL
                                               --------    --------   -------------   ------------  ---------

Balance at March 28, 1997                      (13,444)   $   (194)     $    556           --        $119,949
  Net income                                        --          --            --           --          31,854
  1.25 to 1 stock split                         (3,361)         --            --           --              --
  Issuance related to acquisition                   --          --            --           --           5,243
  Treasury shares sold - net
      of purchases                                 194          (3)           --           --              (3)
  Payments on shareholders'
      notes                                         --          --            --           --              13
                                              --------    --------      --------     --------        --------
Balance at March 27, 1998                      (16,611)       (197)          556           --         157,056
  Net income                                        --          --            --           --          40,177
  1.25 to 1 stock split                         (4,154)         --            --           --              --
  Treasury shares purchased                    (10,000)       (245)           --           --            (245)
  Unrealized gain                                   --          --           639           --             639
  Long-Term Incentive Plan
     Shares purchased                               --          --            --       (2,302)         (2,302)
                                              --------    --------      --------     --------        --------
Balance at March 26, 1999                      (30,765)       (442)        1,195       (2,302)        195,325
  Net income                                        --          --            --           --          38,596
  Treasury shares purchased, net              (737,709)    (12,986)           --           --         (12,986)
  Unrealized gain (loss), net                       --          --          (392)          --            (392)
  Long-Term Incentive Plan
     Shares purchased                               --          --            --       (4,468)         (4,468)
     Terminations                              (18,565)       (420)           --          420              --
     Provision                                      --          --            --        1,101           1,101
                                              --------    --------      --------     --------        --------
Balance at March 31, 2000                     (787,039)   $(13,848)     $    803     $ (5,249)       $217,176
                                              ========    ========      ========     ========        ========












See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)




                                                                                  YEAR ENDED
                                                                  --------------------------------------------
                                                                   MARCH 27,        MARCH 26,        MARCH 31,
                                                                     1998             1999             2000
                                                                  ----------       ----------       ----------
OPERATING ACTIVITIES
Net income                                                        $   31,854       $   40,177       $   38,596
   Adjustments to reconcile net income to net
     cash provided by operating activities
       Depreciation                                                    5,641            7,588            9,503
       Amortization                                                    1,870            3,982            4,053
       Deferred income tax benefit                                    (1,597)          (1,807)          (1,411)
       Gain on sale of loans                                              --          (11,438)          (2,253)
       Gain on disposition of assets                                     (27)             (45)             (16)
       Purchases of stock for Long-Term Incentive Plan                    --           (2,302)          (4,468)
       Provision for Long-Term Incentive Plan                             --               --            1,101
       Changes in operating assets and liabilities
          Accounts receivable                                        (14,838)           6,586           (7,077)
          Inventories                                                (19,684)         (14,477)              17
          Prepaid expenses and other current assets                      804               48              342
          Other assets                                                (2,148)         (10,213)             409
          Accounts payable and accrued expenses                       14,449            4,524           (1,102)
                                                                  ----------       ----------       ----------
   Cash provided by operations                                        16,324           22,623           37,694
Loans originated                                                          --         (160,690)        (154,457)
Sale of loans                                                             --          158,133          152,637
                                                                  ----------       ----------       ----------
   Net cash provided by operating activities                          16,324           20,066           35,874

INVESTING ACTIVITIES
Purchases of property, plant and equipment                           (16,707)         (20,846)         (15,933)
Cash consideration for acquisitions (net of cash
    acquired)                                                        (34,648)              --               --
Purchases of investments                                              (5,302)         (23,900)          (8,154)
Sales of investments                                                   3,308           11,824            3,424
Proceeds from disposition of assets                                       69               97               20
                                                                  ----------       ----------       ----------
   Net cash used in investing activities                             (53,280)         (32,825)         (20,643)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                                  14,858           49,288            9,756
Borrowings (payments) on line of credit                               17,000          (17,000)              --
Principal payments on notes payable and
   long-term debt                                                       (185)            (944)            (233)
Net purchases of treasury stock                                           (3)            (245)         (12,986)
Notes receivable from shareholders, net                                   13               --               --
                                                                  ----------       ----------       ----------
   Net cash provided by (used in) financing activities                31,683           31,099           (3,463)
Net (decrease) increase in cash and cash equivalents                  (5,273)          18,340           11,768
Cash and cash equivalents at beginning of year                        26,346           21,073           39,413
                                                                  ----------       ----------       ----------
Cash and cash equivalents at end of year                          $   21,073       $   39,413       $   51,181
                                                                  ==========       ==========       ==========
Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                                       $    4,674       $    9,024       $   10,206
   Income taxes                                                   $   22,592       $   28,625       $   26,182

Supplemental schedule of non-cash investing activities:
    Common stock issuance for acquisitions                        $    5,243               --               --
    Unrealized gain (loss), net                                           --       $      639       $     (392)


See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. (the "Company") and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on the last Friday in March. Fiscal years 1998, 1999 and 2000 contained 52, 52 and 53 weeks, respectively. Headquartered in Addison, Texas, the Company markets manufactured homes nationwide through vertically integrated operations, encompassing manufacturing, marketing, financing and insurance.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used by management in preparation of the financial statements.

REVENUE RECOGNITION

Retail sales are recognized when cash payment is received or, in the case of credit sales, when a down payment is received, the customer enters into an installment sales contract and the home is delivered. Wholesale sales are recognized when the home is shipped which is when the title passes to the independent retailer.

Most of the homes sold to independent retailers are financed through standard industry arrangements which include repurchase agreements (see Note 14). The Company extends credit in the normal course of business under normal trade terms and our receivables are subject to normal industry risk.

CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company's finance subsidiary, originates and sells loan contracts to national consumer finance companies and receives cash and/or retains a residual interest in the interest generated by the sold contracts. The fair value of the residual interest is determined using a number of market based assumptions. The gain on the sale of these contracts is included in revenues net of any estimated credit losses while unrealized gains are included as a component of retained earnings.

During the fiscal years ended March 26, 1999 and March 31, 2000, the Company recognized approximately $11.4 million and $6.7 million in gains, of which in 2000 approximately $2.3 million were noncash. The Company had $639,000 and $1.1 million in unrealized gains for the fiscal years ended March 26, 1999 and March 31, 2000, respectively. Additionally, as of March 26, 1999 and March 31, 2000, the Company had net receivables of approximately $8.7 million and $8.0 million, respectively, related to the retained residual interests of loan contracts previously sold by CountryPlace.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are all liquid investments with maturities of three months or less when purchased.

INVESTMENTS

The Company holds investments as trading and available-for-sale. The trading account assets consist of marketable debt and equity securities and are stated at fair value. Marketable debt and equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in shareholders' equity.

INVENTORIES

Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements' useful lives. Estimated useful lives for significant classes of assets are as follows: Land Improvements 10-15 years, Buildings and Improvements 3-15 years, and Machinery and Equipment 2-10 years.

GOODWILL

Goodwill is the excess of cost over fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited - in most cases between 10 and 20 years. The Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted future cash flows.

PRODUCT WARRANTIES

Products are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to product warranties are provided at the date of sale.

START-UP COSTS

Costs incurred in connection with the start-up of manufacturing facilities and retail superstores are expensed as incurred.

INCOME TAXES

Deferred income taxes are determined by the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

EARNINGS PER SHARE

In computing both basic and diluted earnings per share, the number of weighted average shares outstanding during the periods presented, adjusted for subsequent common stock splits, were used. Historical earnings per share data has been adjusted to reflect the effects of the 1.25 to 1 stock splits effective as of July 8, 1997 and July 14, 1998.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ACQUISITIONS

On March 27, 1998, the Company acquired the Cannon Group, a privately-owned, Atlanta-based operator of 18 retail manufactured home centers. The purchase price consisted of $26.8 million cash and 157,975 shares of the Company's common stock. The purchase prices of other acquisitions during fiscal year 1998 totaled $7.8 million in cash. Goodwill relating to all of these acquisitions totaled approximately $34.6 million. This acquisition was accounted for using the purchase method of accounting.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

3. INVENTORIES

Inventories consist of the following:

                                                 MARCH 26,         MARCH 31,
                                                   1999              2000
                                                ----------        ----------
                                                       (in thousands)

Raw materials                                   $    8,936        $    7,376
Work in process                                      3,208             3,424
Finished goods - manufacturing                         247               629
Finished goods - retail                            110,271           111,216
                                                ----------        ----------
                                                $  122,662        $  122,645
                                                ==========        ==========

4. INVESTMENTS

The Company's investments totaled $17,167,000 and $20,380,000 at March 26, 1999 and March 31, 2000, respectively. The fair value of the available-for-sale securities was $14,784,000 and $17,134,000, resulting in net unrealized gains (losses) recorded of $0 and $(1,517,000) at March 26, 1999 and March 31, 2000, respectively. The majority of the available-for-sale securities consist of U.S. government related obligations and other debt obligations with contractual maturities of generally 2 to 11 years. The remaining of the Company's investments are classified as trading securities.

5. GOODWILL

Goodwill was $66,696,000 at March 26, 1999 and $67,584,000 at March 31, 2000,
with accumulated amortization of $6,873,000 and $10,811,000, respectively, as of those dates.

6. FLOOR PLAN PAYABLE

The Company has a floor plan credit facility totaling $150,000,000 and $175,000,000 as of March 26, 1999 and March 31, 2000, respectively, from a financial institution to finance a major portion of our home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and cash in transit from financial institutions. The interest rate on the facility is prime (9.00% at March 31, 2000). The agreement is effective until June 20, 2001. The Company had $128,852,000 and $138,608,000 outstanding on these floor plan credit facilities at March 26, 1999 and March 31, 2000, respectively.

The Company's floor plan financing agreement permits the Company to earn interest on investments made with the institution, which can be withdrawn without any imposed restrictions. The Company is eligible to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The interest rate on the outstanding borrowings is prime (9.00% at March 31, 2000). The Company had $36,000,000 and $47,000,000 invested at March 26, 1999 and March 31, 2000, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Consolidated Balance Sheets.

7. LINE OF CREDIT

The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (6.13% at March 31, 2000) plus 1.20% or the prime rate (9.00% at March 31, 2000) minus 1.00%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit also requires an annual commitment fee of up to $12,500 and is available through June 27, 2000. The Company had zero outstanding on this line of credit at March 26, 1999 and March 31, 2000. At March 31, 2000, the additional floor plan credit facilities discussed in Note 6 effectively reduced the amount available under the line of credit to zero.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

The weighted average interest rate for borrowings under the Company's revolving line of credit was 6.3%, 6.4%, and 7.0% during fiscal 1998, 1999, and 2000, respectively.


8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:



                                                                            MARCH 26,                 MARCH 31,
                                                                              1999                     2000
                                                                           ---------                 ---------
                                                                                     (in thousands)
   Salaries, wages and benefits                                            $  16,228                 $  15,997
   Accrued closing costs on homes sold                                        15,042                    12,616
   Warranty                                                                    6,490                     6,406
   Customer deposits                                                           5,806                     5,697
   Sales incentives                                                            1,561                     1,265
   Other                                                                       8,435                    10,621
                                                                           ---------                 ---------
                                                                           $  53,562                 $  52,602
                                                                           =========                 =========


9. LONG-TERM DEBT

Long-term debt consists of the following:



                                                                            MARCH 26,                MARCH 31,
                                                                              1999                     2000
                                                                           ---------                 ---------
                                                                                     (in thousands)


Economic development revenue bonds; interest payable
monthly at 7.54%; monthly interest and principal
payments of $40,029 through February 2001, $31,393
through January 2006 with final payment of
$2,002,040 in February 2006                                                  $ 3,382                   $ 3,149

Less current portion                                                            (233)                     (243)
                                                                           ---------                 ---------
Long-term debt, less current portion                                         $ 3,149                   $ 2,906
                                                                           =========                 =========


The revenue bonds require the maintenance of certain financial statement ratios, prohibit the payment of dividends and are collateralized by certain fixed assets having a carrying value as of March 31, 2000 of $5,992,000.

Scheduled maturities of long-term debt are as follows (in thousands):




                         FISCAL YEAR                                           AMOUNT
                         -----------                                         ---------
                           2001                                               $   243
                           2002                                                   163
                           2003                                                   176
                           2004                                                   190
                           2005 and thereafter                                  2,377
                                                                             ---------
                                                                              $ 3,149

The carrying value of the Company's long-term debt approximates its fair value.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

10. INCOME TAXES

Income tax expense for fiscal years 1998, 1999 and 2000 is as follows:



                                           MARCH 27,              MARCH 26,              MARCH 31,
                                             1998                   1999                   2000
                                          ----------             ----------             ----------
                                                               (in thousands)
Current
    Federal                               $   19,941             $   25,144             $   24,616
    State                                      2,269                  2,831                  2,381

Deferred                                      (2,290)                (1,187)                (1,972)
                                          ----------             ----------             ----------
Total income taxes                        $   19,920             $   26,788             $   25,025
                                          ==========             ==========             ==========

Significant components of deferred tax assets and liabilities are as follows:



                                                                                            MARCH 26,              MARCH 31,
                                                                                              1999                   2000
                                                                                           ----------             ----------
                                                                                                    (in thousands)
Current deferred tax assets
     Warranty reserves                                                                     $    2,272             $    2,242
     Accrued liabilities                                                                        2,041                  2,680
     Inventory                                                                                    465                    457
     Other                                                                                      1,017                  1,319
                                                                                           ----------             ----------
                                                                                                5,795                  6,698
                                                                                           ----------             ----------
Non-current deferred tax assets
     Unrecognized income                                                                        2,240                  2,507
                                                                                           ----------             ----------
         Total deferred tax assets                                                              8,035                  9,205
                                                                                           ----------             ----------
Deferred tax liabilities
     Tax benefits purchased                                                                     2,921                  2,624
     Property and equipment                                                                      (200)                  (767)
     Other                                                                                      1,721                  2,077
                                                                                           ----------             ----------
   Total deferred tax liabilities                                                               4,442                  3,934
                                                                                           ----------             ----------
Net deferred income tax assets (liabilities)                                               $    3,593             $    5,271
                                                                                           ==========             ==========

Tax benefits purchased are investments in Safe Harbor lease agreements that are carried net of tax benefits realized. The balance will be amortized over the remaining term of the related lease. Current and non-current deferred tax assets are classified in prepaid expenses and other assets and other assets, net, respectively, in the Consolidated Balance Sheets.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons:


                                                          MARCH 27,               MARCH 26,              MARCH 31,
                                                            1998                    1999                   2000
                                                         ----------              ----------             ----------
                                                                                (in thousands)
Tax at statutory rate                                    $   18,121              $   23,437             $   22,268
Increases (decreases)
     State taxes - net of federal tax benefit                 1,475                   1,840                  1,547
     Goodwill amortization                                      612                   1,023                  1,011
     Tax exempt interest                                        (87)                     --                   (166)
     Other                                                     (201)                    488                    365
                                                         ----------              ----------             ----------
Income tax expense                                       $   19,920              $   26,788             $   25,025
                                                         ==========              ==========             ==========
Effective tax rate                                             38.5%                   40.0%                  39.3%
                                                         ==========              ==========             ==========

11. SHAREHOLDERS' EQUITY

The Board of Directors may, without further action by the Company's shareholders, from time to time, authorize the issuance of shares of preferred stock in series and may, at the time of issuance, determine the powers, rights, preferences and limitations, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preference, and the number of shares to be included in any such series. Any preferred stock so issued may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up, or both. In addition, any such shares of preferred stock may have class or series voting rights.

12. LONG-TERM INCENTIVE PLAN

Effective March 29, 1999, the Company adopted the Fiscal Year 2000 Long-Term Incentive Plan (the "Plan") whereby certain key associates received awards of restricted common stock. These restricted stock awards gave the associate the right to receive a specific number of shares of common stock contingent upon remaining an associate of the Company for a specified period. Effective April 3, 2000, the Company adopted the Fiscal Year 2001 Long-Term Incentive Plan (the "2001 Plan"). The 2001 Plan has substantially the same terms as the Plan.

The unamortized cost of the common stock acquired by the Company for the participants in the plans is reflected as "Unearned Compensation" in the accompanying Consolidated Balance Sheets. The plans are administered by a committee authorized by the Board of Directors.

13. EMPLOYEE PLAN

The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401k Plan. The Company matches 50% of the first 6% deferred by employees. Employees are eligible to participate after three months of employment and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $1,891,000, $2,469,000 and $2,525,000 in fiscal years 1998, 1999 and
2000, respectively.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

14. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 31, 2000, are as follows (in thousands):


                          FISCAL YEAR                                            AMOUNT
                          -----------                                           --------
                            2001                                                $  6,844
                            2002                                                   4,790
                            2003                                                   3,136
                            2004                                                   1,877
                            2005 and thereafter                                    9,300
                                                                                --------
                                                                                $ 25,947
                                                                                ========

Rent expense (net of sublease income) was $5,191,000, $6,811,000 and $9,047,000 for fiscal years 1998, 1999 and 2000, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 31, 2000, the Company estimates that our potential obligations under such repurchase agreements were approximately $43.1 million. However, it is management's opinion that no material loss will occur from the repurchase agreements. During fiscal years 1998, 1999 and 2000, net expenses (income) incurred by the Company under these repurchase agreements totaled $(13,000), $29,000 and $155,000, respectively.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

15. RELATED PARTY TRANSACTIONS

Through acquisitions, the Company has existing lease commitments totaling $5,850,000 to former business owners of acquired locations. Rent expense related to these lease commitments was $341,000 for fiscal year 2000.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

16.  BUSINESS SEGMENT INFORMATION

The Company operates primarily in three business segments: retail, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the periods indicated (in thousands):



                                                                         YEAR ENDED
                                                -------------------------------------------------------------
                                                  MARCH 27,               MARCH 26,               MARCH 31,
                                                   1998                     1999                    2000
                                               ------------             ------------             ------------
Net sales
         Retail                                $    433,495             $    612,730             $    657,781
         Manufacturing                              480,215                  509,869                  480,867
         Financial services                           8,335                   24,219                   24,689
                                               ------------             ------------             ------------
                                                    922,045                1,146,818                1,163,337
         Intersegment sales                        (284,777)                (385,444)                (385,866)
                                               ------------             ------------             ------------
                                               $    637,268             $    761,374             $    777,471
                                               ============             ============             ============
Income from operations
         Retail                                $     22,595             $     27,088             $     26,955
         Manufacturing                               43,121                   51,042                   45,078
         Financial services                           1,208                   13,183                   13,554
         General corporate expenses                 (11,624)                 (16,434)                 (18,591)
                                               ------------             ------------             ------------
                                                     55,300                   74,879                   66,996
         Intersegment profits                        (1,544)                  (3,119)                    (164)
                                               ------------             ------------             ------------
                                               $     53,756             $     71,760             $     66,832
                                               ============             ============             ============

         Interest expense                      $     (4,700)            $     (9,728)            $    (10,245)
         Other income                                 2,718                    4,933                    7,034
                                               ------------             ------------             ------------
     Income before income taxes                $     51,774             $     66,965             $     63,621
                                               ============             ============             ============
Identifiable assets
         Retail                                $    149,771             $    167,444             $    198,535
         Manufacturing                              166,632                  215,403                  208,980
         Financial services                          27,350                   34,888                   40,213
         Other                                       10,093                    9,675                    9,446
                                               ------------             ------------             ------------
                                               $    353,846             $    427,410             $    457,174
                                               ============             ============             ============
Depreciation and amortization
         Retail                                $      3,442             $      6,595             $      8,020
         Manufacturing                                3,596                    4,508                    4,989
         Financial services                              96                      148                      191
         Other                                          377                      319                      356
                                               ------------             ------------             ------------
                                               $      7,511             $     11,570             $     13,556
                                               ============             ============             ============

Capital expenditures
         Retail                                $      8,035             $     11,722             $     10,069
         Manufacturing                                8,540                    8,757                    5,469
         Financial services                             132                       88                       88
         Other                                           --                      279                      307
                                               ------------             ------------             ------------
                                               $     16,707             $     20,846             $     15,933
                                               ============             ============             ============

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 1999 and 2000.


                                               FIRST         SECOND        THIRD        FOURTH
                                              QUARTER        QUARTER      QUARTER       QUARTER         TOTAL
                                             --------        --------    ---------     --------       -------
                                                              (in thousands, except per share data)
FISCAL YEAR ENDED
MARCH 26, 1999
     Net sales                              $ 204,130       $ 190,853    $ 186,054      $ 180,337    $ 761,374
     Gross profit                              57,297          57,853       56,137         59,389      230,676
     Income from operations                    18,388          19,471       15,869         18,032       71,760
     Net income                                10,125          10,425        9,440         10,187       40,177
     Earnings per share                           .42             .44          .40            .43         1.69

FISCAL YEAR ENDED
MARCH 31, 2000
     Net sales                              $ 218,575       $ 193,678    $ 187,617      $ 177,601    $ 777,471
     Gross profit                              67,510          63,510       60,576         55,460      247,056
     Income from operations                    20,399          17,001       17,320         12,112       66,832
     Net income                                11,615          10,507        9,474          7,000       38,596
     Earnings per share                           .49             .45          .41            .31         1.66

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Information with respect to the Company's Board of Directors and executive officers is incorporated by reference from pages 3 through 8 of the Company's definitive Proxy Statement filed with the SEC on June 9, 2000 in connection with the Annual Meeting of Shareholders to be held June 28, 2000.

         (b) Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the Company's most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to our most recent fiscal year, no person who, at any time during the most recent fiscal year was a director, officer, beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated by reference from pages 8 through 12 of The Company's definitive Proxy Statement filed with the SEC on June 9, 2000 in connection with the Annual Meeting of Shareholders to be held June 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from pages 5 and 6 of the Company's definitive Proxy Statement filed with the SEC on June 9, 2000 in connection with the Annual Meeting of Shareholders to be held June 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                  The Company's Consolidated Financial Statements for the year ended March 31, 2000 are included on pages 16 through 29 of this report.

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

             10.1         Associate  Stock  Purchase  Plan  (Incorporated  by  reference  to  Exhibit  10.2  to  the
                          Registrant's Registration Statement on Form S-1, No. 33-97676).

             10.2         Form of  Indemnification  Agreement  between  the Company  and each of our  directors  and
                          certain  officers   (Incorporated  by  reference  to  Exhibit  10.4  to  the  Registrant's
                          Registration Statement on Form S-1, Registration No. 33-79164).

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

-------------
* Filed herewith

         (b)      None.
         (c)      See Item 14(a)(3) above.
         (d)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on May 31, 2000.

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

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 31, 2000 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.



               SIGNATURES                                    TITLE                                 DATE
               ----------                                    -----                                 -----
/s/ LEE POSEY                             Chairman of the Board and Director                   May 31, 2000
-------------------------------------     (Principal Executive Officer)
Lee Posey

/s/ LARRY KEENER
-------------------------------------     Chief Executive Officer,                             May 31, 2000
Larry Keener                              President and Director

/s/ SCOTT W. CHANEY
-------------------------------------     Executive Vice President and Director                May 31, 2000
Scott W. Chaney

/s/ KELLY TACKE
-------------------------------------     Vice President-Finance,                              May 31, 2000
Kelly Tacke                               Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting Officer)
/s/ WILLIAM R. THOMAS
-------------------------------------     Director                                             May 31, 2000
William R. Thomas

/s/ WALTER D. ROSENBERG, JR.
-------------------------------------     Director                                             May 31, 2000
Walter D. Rosenberg, Jr.

/s/ FREDERICK R. MEYER
-------------------------------------     Director                                             May 31, 2000
Frederick R. Meyer

/s/ JOHN H. WILSON
-------------------------------------     Director                                             May 31, 2000
John H. Wilson

/s/ A. GARY SHILLING
-------------------------------------     Director                                             May 31, 2000
A. Gary Shilling

                                INDEX TO EXHIBIT






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

             10.1         Associate  Stock  Purchase  Plan  (Incorporated  by  reference  to  Exhibit  10.2  to  the
                          Registrant's Registration Statement on Form S-1, No. 33-97676).

             10.2         Form of  Indemnification  Agreement  between  the Company  and each of our  directors  and
                          certain  officers   (Incorporated  by  reference  to  Exhibit  10.4  to  the  Registrant's
                          Registration Statement on Form S-1, Registration No. 33-79164).

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




-------------
* Filed herewith