Form 10-Q
period 2000-06-30
PALM HARBOR HOMES INC /FL/
filed 2000-08-03
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Shares of common stock $.01 par value, outstanding on July 28, 2000 -
22,727,475.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                        JUNE 30,      MARCH 31,
                                                         2000           2000
                                                       ---------      ---------
ASSETS                                                (Unaudited)
     Cash and cash equivalents                         $  64,197      $  49,138
     Investments                                          23,317         22,423
     Receivables                                          92,834         91,494
     Inventories                                         119,174        122,645
     Other current assets                                  5,840          6,910
                                                       ---------      ---------
         Total current assets                            305,362        292,610


     Other assets                                         76,255         77,572
     Property, plant and equipment, net                   87,947         86,992
                                                       ---------      ---------
TOTAL ASSETS                                           $ 469,564      $ 457,174
                                                       =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                  $  42,269      $  41,705
     Floor plan payable                                  136,648        138,608
     Accrued liabilities                                  58,884         52,602
     Current portion of long-term debt                       221            243
                                                       ---------      ---------
         Total current liabilities                       238,022        233,158
     Long-term debt, less current portion                  2,848          2,906
     Deferred income taxes                                 3,614          3,934
     Shareholders' equity:
        Common stock, $.01 par value                         239            239
        Additional paid-in capital                        54,149         54,149
        Retained earnings                                188,635        181,082
        Accumulated other comprehensive income             1,022            803
                                                       ---------      ---------
                                                         244,045        236,273
        Less treasury shares                             (14,479)       (13,848)
        Unearned compensation                             (4,486)        (5,249)
                                                       ---------      ---------
         Total shareholders' equity                      225,080        217,176
                                                       ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 469,564      $ 457,174
                                                       =========      =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                    JUNE 30,           JUNE 25,
                                                     2000               1999
                                                   ---------          ---------
Net sales                                          $ 190,071          $ 218,575
Cost of sales                                        130,883            151,065
Selling, general and
   administrative expenses                            44,991             47,111
                                                   ---------          ---------
Income from operations                                14,197             20,399

Interest expense                                      (2,994)            (2,382)
Other income                                           1,383              1,337
                                                   ---------          ---------
Income before income taxes                            12,586             19,354

Income tax expense                                     5,034              7,739
                                                   ---------          ---------

Net income                                         $   7,552          $  11,615
                                                   =========          =========

Net income per common share -
   basic and diluted                               $    0.33          $    0.49
                                                   =========          =========

Weighted average common
   shares outstanding - basic                         23,010             23,763
                                                   =========          =========

Weighted average common
   shares outstanding - diluted                       23,027             23,806
                                                   =========          =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                             THREE MONTHS ENDED
                                                            JUNE 30,      JUNE 25,
                                                              2000          1999
                                                            --------      --------
OPERATING ACTIVITIES
Net income                                                  $  7,552      $ 11,615
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                           2,613         2,180
        Amortization                                           1,023         1,010
        Deferred income tax benefit                             (320)         (193)
        Gain on sale of loans                                     --        (3,388)
        Purchases of stock for long-term incentive plan           --          (986)
        Provision for long-term incentive plan                   541           275
        Changes in operating assets and liabilities:
           Trade accounts receivable                             (92)       (7,727)
           Inventories                                         3,471        (4,079)
           Other current assets                                1,070          (508)
           Other assets                                          294          (683)
           Accounts payable and accrued liabilities            6,846        15,848
                                                            --------      --------
Cash provided by operations                                   22,998        13,364
        Loans originated                                     (39,006)      (45,625)
        Sales of loans                                        38,177        44,817
                                                            --------      --------
Net cash provided by operating activities                     22,169        12,556

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (3,568)       (4,407)
Purchases of investments                                      (1,188)       (3,001)
Sales of investments                                              95           958
                                                            --------      --------
Net cash used in investing activities                         (4,661)       (6,450)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                          (1,960)        7,013
Principal payments on notes payable and long-term debt           (80)          (56)
Net purchases of treasury stock                                 (409)         (315)
                                                            --------      --------
Net cash (used in) provided by financing activities           (2,449)        6,642
                                                            --------      --------

Net increase in cash and cash equivalents                     15,059        12,748
Cash and cash equivalents at beginning of period              49,138        39,413
                                                            --------      --------
Cash and cash equivalents at end of period                  $ 64,197      $ 52,161
                                                            ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                              $  2,862      $  2,580
      Income taxes                                             1,550           985


See accompanying notes.

                             PALM HARBOR HOMES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2000. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.       Inventories

         Inventories consist of the following (in thousands):


                                   JUNE 30,     MARCH 31,
                                     2000         2000
                                   --------     ---------
Raw materials                      $  7,108     $  7,376
Work in process                       3,386        3,424
Finished goods - manufacturing          383          629
               - retail             108,297      111,216
                                   --------     --------
                                   $119,174     $122,645
                                   ========     ========

3.       Other Assets

         Other assets include goodwill of $67.7 million at June 30, 2000 and $67.6 million at March 31, 2000, with accumulated amortization of $11.8 million and $10.8 million, respectively.

4.       Floor Plan Payable

         The Company has a floor plan credit facility totaling $175.0 million from a financial institution to finance a major portion of its home inventory at the Company's retail superstores. This facility is secured by a portion of the Company's home inventory and cash in transit from financial institutions. The interest rate on the facility is prime (9.50% at June 30, 2000). The agreement is effective until June 30, 2001. The Company had $136.6 million and $138.6 million outstanding on this floor plan credit facility at June 30, 2000 and March 31, 2000, respectively.

         The Company's floor plan financing agreement permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The Company is eligible to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The interest rate on the outstanding borrowings is prime (9.50% at June 30, 2000). The Company had $47.0 million invested at March 31, 2000 (none at June 30, 2000), and has classified this amount as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheets.

5.       Line of Credit

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (6.64% at June 30, 2000) plus 1.20% or the prime rate (9.50% at June 30, 2000) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line is available through June 27, 2001 and requires an annual commitment fee of up to $12,500. The Company had no amounts outstanding on the line of credit at June 30, 2000 and March 31, 2000.

6.       Reclassification

         Certain prior period amounts have been reclassified to conform to the current period presentation.

7.       Business Segment Information

         The Company operates primarily in three business segments - retail, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the periods ending June 30, 2000 and June 25, 1999 (in thousands):


                                         JUNE 30,       JUNE 25,
                                           2000           1999
                                        ---------      ---------
Net sales
         Retail                         $ 162,735      $ 178,037
         Manufacturing                    110,353        140,309
         Financial services                 6,172          6,571
                                        ---------      ---------
                                          279,260        324,917
         Intersegment sales               (89,189)      (106,342)
                                        ---------      ---------
                                        $ 190,071      $ 218,575
                                        ---------      ---------
Income from operations
         Retail                         $   5,325      $   8,402
         Manufacturing                     10,586         14,342
         Financial services                 2,788          3,705
         General corporate expenses        (4,023)        (5,297)
                                        ---------      ---------
                                           14,676         21,152
         Intersegment profits                (479)          (753)
                                        ---------      ---------
                                        $  14,197      $  20,399
                                        ---------      ---------

         Interest expense               $  (2,994)     $  (2,382)
         Other income                       1,383          1,337
                                        ---------      ---------
Income before taxes                     $  12,586      $  19,354
                                        =========      =========

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

                  See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company continues to be affected by competitive market conditions in the manufactured housing industry. The tightening of credit standards in mid-1999 along with increased interest rates has resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants. The Company, however, has cash and cash equivalents of $64.2 million after investing over $19 million in the Company's common stock buyback program and virtually no long-term debt. In addition, the Company continues to control inventory levels with the average new home inventory per retail superstore averaging $811,000 per location in the first quarter of fiscal 2001 compared to an average of $906,000 per location in the first quarter of fiscal 2000. It is unclear what impact these competitive industry conditions will have on the Company's future results.

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.


                                 THREE MONTHS ENDED
                                JUNE 30,    JUNE 25,
                                  2000        1999
                                --------    --------
Net sales                          100.0%      100.0%
Cost of sales                       68.9        69.1
                                --------    --------
     Gross profit                   31.1        30.9
Selling, general and
   administrative expenses          23.7        21.6
                                --------    --------
     Income from operations          7.4         9.3
Interest expense                    (1.5)       (1.1)
Other income                         0.7         0.6
                                --------    --------
Income before income taxes           6.6         8.8
Income tax expense                   2.6         3.5
                                --------    --------
     Net income                      4.0%        5.3%
                                ========    ========

The following table summarizes certain key sales statistics as of and for the three months ended June 30, 2000 and June 25, 1999.


                                           THREE MONTHS ENDED
                                         JUNE 30,      JUNE 25,
                                           2000         1999
                                         --------      --------
Company homes sold through
     Company-owned retail superstores       2,662        2,993
Total new homes sold                        3,226        4,204
Internalization rate (1)                       82%          71%
Average new home price - retail           $59,000      $56,000
Number of retail superstores at
     end of period                            136          126
Homes sold to independent retailers           550        1,117

(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 25, 1999

         NET SALES. Net sales decreased 13.0% to $190.1 million in the first quarter of fiscal 2001 from $218.6 million in the first quarter of fiscal 2000. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 13% in the volume of homes sold through company-owned superstores while overall unit volume, which includes sales to independent retailers, declined 23% in the current quarter. The number of superstores increased from 126 at the end of the first quarter of fiscal 2000 to 136 at the end of the first quarter of fiscal 2001.

         GROSS PROFIT. Gross profit decreased 12.3% to $59.2 million which is consistent with the 13.0% decrease in net sales caused by competitive conditions in the manufactured housing industry. In the quarter ended June 30, 2000, gross profit margin as a percentage of net sales increased to 31.1% compared to 30.9% in the quarter ended June 25, 1999. This increase was the result of production efficiencies at our manufacturing facilities and selling 82% of the Company's homes through Company-owned retail superstores in the first quarter of fiscal 2001 versus 71% in the first quarter of fiscal 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 4.5% from $47.1 million in the quarter ended June 25, 1999 to $45.0 million in the quarter ended June 30, 2000, primarily due to the Company's continued focus on reducing fixed expenses company-wide somewhat offset by a commitment to building brand awareness via advertising and expenses associated with the 10 additional retail superstores. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 23.7% in the first quarter of fiscal 2001 from 21.6% in the first quarter of fiscal 2000. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

         INTEREST EXPENSE. Interest expense increased 25.7% to $3.0 million for the first quarter of fiscal 2001 from $2.4 million in the first quarter of fiscal 2000 primarily due to an increase in the prime interest rate from 7.75% in the first quarter of fiscal 2000 to 9.50% in the first quarter of fiscal 2001.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has a floor plan credit facility totaling $175.0 million with Conseco Finance, a subsidiary of Conseco, Inc., to finance a major portion of its home inventory at the Company's retail superstores. This facility is secured by a portion of the Company's home inventory and cash in transit from financial institutions. The interest rate on the facility is prime (9.50% at June 30, 2000). The agreement is effective until June 30, 2001. The Company's floor plan financing agreement permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The Company is eligible to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. In March 2000, Conseco, Inc. announced that they would be selling Conseco Finance and that they anticipated the disposition would be complete by the end of calendar year 2000. It is unclear what impact this will have on the Company.

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (6.64% at June 30, 2000) plus 1.20% or the prime rate (9.50% at June 30, 2000) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line is available through June 27, 2001 and requires an annual commitment fee of up to $12,500. The Company had $0 outstanding on the line of credit at June 30, 2000 and March 31, 2000.

         Through CountryPlace Mortgage, the Company's finance subsidiary, the Company assigns approved loan contracts to one of three national finance companies, primarily Associates Housing Finance. In January 2000, the Associates announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. The Company does however have a contract through March 31, 2002 with the Associates and they have committed to providing consumer financing to the Company throughout the duration of the contract. It is unclear what impact this will have on the Company.

         In July 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of the date of this filing, the Company had invested $19.8 million in the common stock buyback program.

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

         FORWARD-LOOKING INFORMATION. Certain statements contained in this quarterly report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Management is unaware of any trends or conditions that could have a material adverse effect on the Company's consolidated financial position, future results of operations or liquidity. However, investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from those expressed in or implied by such statements. These risks include political, economic or other factors such as inflation rates, employment conditions, interest rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; inclement or catastrophic weather conditions affecting revenues, inventory levels and insurance reserves; trends to consolidate the number of production facilities; and management's ability to anticipate acceptance of new products in the marketplace and to forecast sales and profits at certain times in certain markets.

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings - Not applicable

         Item 2. Changes in Securities - Not applicable

         Item 3. Defaults upon Senior Securities - Not applicable

         Item 4. Submission on Matters to a Vote by Security Holders

         a) The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on June 28, 2000.

         b) The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

                  Lee Posey
                  Larry H. Keener
                  William R. Thomas
                  Walter D. Rosenberg, Jr.
                  Frederick R. Meyer
                  John H. Wilson
                  A. Gary Shilling
                  Scott W. Chaney
                  Jerry Mallonee

         c) The tabulation of votes for each Director nominee was as follows:

                  Election of Directors:           For          Withheld
                  Lee Posey                    20,074,454        12,282
                  Larry H. Keener              20,074,454        12,282
                  William R. Thomas            20,074,296        12,240
                  Walter D. Rosenberg, Jr.     20,074,296        12,240
                  Frederick R. Meyer           20,074,296        12,240
                  John H. Wilson               20,074,454        12,282
                  A. Gary Shilling             20,074,454        12,282
                  Scott W. Chaney              20,074,762        11,974
                  Jerry Mallonee               20,074,454        12,282

         d) To appoint Ernst & Young LLP as independent auditors for the year ending March 30, 2001.

                          For       Withheld   Abstaining
                      20,080,645      2,761       2,263

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

Date: August 3, 2000
                                                   Palm Harbor Homes, Inc.
                                                 -------------------------------
                                                          (Registrant)

                                             By: /s/ Kelly Tacke
                                                 -------------------------------
                                                 Kelly Tacke
                                                 Chief Financial and Accounting
                                                 Officer

                                             By: /s/ Lee Posey
                                                 -------------------------------
                                                 Lee Posey
                                                 Chairman of the Board

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule