Form 10-Q
period 2000-09-29
PALM HARBOR HOMES INC /FL/
filed 2000-11-09
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                                     59-1036634
---------------------------------------------                 ---------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer Identification Number)
 or organization)



           15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
          ------------------------------------------------------------
              (Address of principal executive offices)     (Zip code)



                                  972-991-2422
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Shares of common stock $.01 par value, outstanding on November 3, 2000 - 22,664,131.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                SEPTEMBER 29,      MARCH 31,
                                                     2000            2000
                                                -------------     ----------
ASSETS                                           (Unaudited)
     Cash and cash equivalents                    $   61,472      $   49,138
     Investments                                      25,719          22,423
     Receivables                                      93,514          91,494
     Inventories                                     117,978         122,645
     Other current assets                              6,963           6,910
                                                  ----------      ----------
         Total current assets                        305,646         292,610


     Other assets                                     72,087          77,572
     Property, plant and equipment, net               89,621          86,992
                                                  ----------      ----------
TOTAL ASSETS                                      $  467,354      $  457,174
                                                  ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                             $   38,747      $   41,705
     Floor plan payable                              135,938         138,608
     Accrued liabilities                              56,013          52,602
     Current portion of long-term debt                   200             243
                                                  ----------      ----------
         Total current liabilities                   230,898         233,158
     Long-term debt, less current portion              2,829           2,906
     Deferred income taxes                             3,281           3,934
     Shareholders' equity:
      Common stock, $.01 par value                       239             239
      Additional paid-in capital                      54,149          54,149
      Retained earnings                              196,301         181,082
      Accumulated other comprehensive income           2,479             803
                                                  ----------      ----------
                                                     253,168         236,273
      Less treasury shares                           (19,041)        (13,848)
      Unearned compensation                           (3,781)         (5,249)
                                                  ----------      ----------
         Total shareholders' equity                  230,346         217,176
                                                  ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  467,354      $  457,174
                                                  ==========      ==========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                     SEPTEMBER 29,     SEPTEMBER 24,     SEPTEMBER 29,     SEPTEMBER 24,
                                         2000              1999               2000              1999
                                     -------------     -------------     -------------     -------------

Net sales                             $    175,813      $    193,678      $    365,884      $    412,253
Cost of sales                              118,761           130,168           249,644           281,233
Selling, general and
     administrative expenses                44,036            46,509            89,028            93,620
                                      ------------      ------------      ------------      ------------
Income from operations                      13,016            17,001            27,212            37,400

Interest expense                            (3,206)           (2,436)           (6,199)           (4,818)
Other income                                 2,919             2,741             4,301             4,078
                                      ------------      ------------      ------------      ------------
Income before income taxes                  12,729            17,306            25,314            36,660

Income tax expense                           5,062             6,799            10,095            14,538
                                      ------------      ------------      ------------      ------------

Net income                            $      7,667      $     10,507      $     15,219      $     22,122
                                      ============      ============      ============      ============

Net income per common share -
     basic and diluted                $       0.34      $       0.45      $       0.67      $       0.94
                                      ============      ============      ============      ============

Weighted average common shares
     outstanding - basic                    22,726            23,428            22,868            23,595
                                      ============      ============      ============      ============

Weighted average common
    shares outstanding - diluted            22,736            23,459            22,881            23,631
                                      ============      ============      ============      ============

See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                 SEPTEMBER 29,      SEPTEMBER 24,
                                                                     2000               1999
                                                                 -------------      -------------

OPERATING ACTIVITIES
Net income                                                       $      15,219      $      22,122
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                     5,299              4,493
      Amortization                                                       2,039              2,021
        Deferred income tax benefit                                       (653)              (495)
        Gain on sale of loans                                               --             (6,087)
        Purchases of stock for long-term incentive plan                     --               (939)
        Provision for long-term incentive plan                           1,053                550
        Changes in operating assets and liabilities:
           Trade accounts receivable                                      (135)             2,992
           Inventories                                                   4,667             (5,975)
           Other current assets                                            (53)               745
           Other assets                                                  3,447               (816)
           Accounts payable and accrued liabilities                        454             (4,228)
                                                                 -------------      -------------
Cash provided by operations                                             31,337             14,383
      Loans originated                                                 (75,287)           (80,093)
        Sales of loans                                                  74,464             78,996
                                                                 -------------      -------------
Net cash provided by operating activities                               30,514             13,286

INVESTING ACTIVITIES
Purchases of property, plant and equipment                              (7,928)            (7,152)
Purchases of investments                                                (3,871)            (5,058)
Sales of investments                                                     1,188              2,924
                                                                 -------------      -------------
Net cash used in investing activities                                  (10,611)            (9,286)

FINANCING ACTIVITIES
Net proceeds from (payments on) floor plan payable                      (2,670)             8,648
Principal payments on notes payable and long-term debt                    (120)              (115)
Net purchases of treasury stock                                         (4,779)           (13,313)
                                                                 -------------      -------------
Net cash used in financing activities                                   (7,569)            (4,780)
                                                                 -------------      -------------

Net increase (decrease) in cash and cash equivalents                    12,334               (780)
Cash and cash equivalents at beginning of period                        49,138             39,413
                                                                 -------------      -------------
Cash and cash equivalents at end of period                       $      61,472      $      38,633
                                                                 =============      =============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                                   $       5,965      $       5,096
      Income taxes                                                       6,990             15,368


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

2.       Inventories

         Inventories consist of the following (in thousands):

                                                               SEPTEMBER 29,        MARCH 31,
                                                                   2000              2000
                                                               -------------     -------------

                  Raw materials                                $       7,465     $       7,376
                  Work in process                                      3,131             3,424
                  Finished goods - manufacturing                         632               629
                                 - retail                            106,750           111,216
                                                               -------------     -------------
                                                               $     117,978     $     122,645
                                                               =============     =============

3.       Other Assets

         Other assets include goodwill of $67.7 million at September 29, 2000 and $67.6 million at March 31, 2000, with accumulated amortization of $12.8 million and $10.8 million, respectively.

4.       Floor Plan Payable

         As of September 11, 2000, the Company entered into a floor plan credit facility with a financial institution for $75.0 million and thus, as of September 29, 2000, has floor plan credit facilities totaling $250.0 million from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities are prime (9.50% at September 29, 2000). The Company expects to reduce the credit facilities by approximately $110.0 million during the third quarter of fiscal 2001. The Company had $135.9 million and $138.6 million outstanding on these floor plan credit facilities at September 29, 2000 and March 31, 2000, respectively.

         The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. One agreement allows the Company to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The other agreement allows the Company to invest up to 25% of the outstanding amount owed to the financial institution. Interest rates earned on the amounts invested range from prime (9.50% at September 29, 2000) to prime minus 0.50%. The Company had $47.0 million invested at March 31, 2000 (none at September 29, 2000), and has classified this amount as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheets.

5.       Line of Credit

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (6.81% at September 29, 2000) plus .625% or the prime rate (9.50% at September 29, 2000) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations, which would limit the amount available for future borrowings. The line is available through June 27, 2001 and requires an annual commitment fee of up to $12,500. The Company had no amounts outstanding on the line of credit at September 29, 2000 and March 31, 2000.

6.       Business Segment Information

         The Company operates primarily in three business segments, retail sales, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the periods ending September 29, 2000 and September 24, 1999 (in thousands):

                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                      SEPTEMBER 29,      SEPTEMBER 24,      SEPTEMBER 29,      SEPTEMBER 24,
                                          2000               1999               2000               1999
                                      -------------      -------------      -------------      -------------
Net sales
   Retail                             $     152,037      $     168,282      $     314,773      $     346,319
   Manufacturing                            101,428            121,861            211,781            262,170
   Financial services                         6,018              6,220             12,190             12,791
                                      -------------      -------------      -------------      -------------
                                            259,483            296,363            538,744            621,280
   Intersegment sales                       (83,670)          (102,685)          (172,860)          (209,027)
                                      -------------      -------------      -------------      -------------
                                      $     175,813      $     193,678      $     365,884      $     412,253
                                      -------------      -------------      -------------      -------------
Income from operations
   Retail                             $       4,158      $       7,271      $       9,483      $      15,673
   Manufacturing                             11,045             11,301             21,631             23,966
   Financial services                         3,043              3,344              5,831              7,049
   General corporate expenses                (4,954)            (4,556)            (8,978)            (8,176)
                                      -------------      -------------      -------------      -------------
                                             13,292             17,360             27,967             38,512
   Intersegment profits                        (276)              (359)              (755)            (1,112)
                                      -------------      -------------      -------------      -------------
                                      $      13,016      $      17,001      $      27,212      $      37,400
                                      -------------      -------------      -------------      -------------

   Interest expense                   $      (3,206)     $      (2,436)     $      (6,199)     $      (4,818)
   Other income                               2,919              2,741              4,301              4,078
                                      -------------      -------------      -------------      -------------
Income before taxes                   $      12,729      $      17,306      $      25,314      $      36,660
                                      =============      =============      =============      =============

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The industry continues to be intensely competitive. Tightened credit standards, coupled with increased interest rates, have resulted in reduced retail sales levels and declining margins for most industry participants. Additionally, business conditions have resulted in a considerable contraction of industry-wide manufacturing capacity. Industry shipments through August were down 25% from a year ago, and it seems likely that further declines will be recorded at least through the end of this year. Sales have definitely been affected in this intensely competitive environment, and difficult year-to-year comparisons are likely to persist at least through the remainder of the fiscal year.

The Company has cash and cash equivalents of $61.5 million after investing over $20 million in the Company's stock buyback program and virtually no long-term debt. In addition, the Company continues to control inventory levels with the average new home inventory per retail superstore averaging $790,000 per location, a decline of approximately $100,000, or 10%, compared to the year earlier period. Gross margin remains stable at 32.5%.

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                               SEPTEMBER 29,       SEPTEMBER 24,       SEPTEMBER 29,       SEPTEMBER 24,
                                                   2000                1999                2000                1999
                                               -------------       -------------       -------------       -------------

         Net sales                                     100.0%              100.0%              100.0%              100.0%
         Cost of sales                                  67.5                67.2                68.2                68.2
                                               -------------       -------------       -------------       -------------
               Gross profit                             32.5                32.8                31.8                31.8
         Selling, general and
            administrative expenses                     25.0                24.0                24.3                22.7
                                               -------------       -------------       -------------       -------------
               Income from operations                    7.5                 8.8                 7.5                 9.1
         Interest expense                               (1.8)               (1.3)               (1.7)               (1.2)
         Other income                                    1.6                 1.4                 1.2                 1.0
                                               -------------       -------------       -------------       -------------
         Income before income taxes                      7.3                 8.9                 7.0                 8.9
         Income tax expense                              2.9                 3.5                 2.8                 3.5
                                               -------------       -------------       -------------       -------------
               Net income                                4.4%                5.4%                4.2%                5.4%
                                               =============       =============       =============       =============

The following table summarizes certain key sales statistics as of and for the three and six months ended September 29, 2000 and September 24, 1999.

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             SEPTEMBER 29,      SEPTEMBER 24,      SEPTEMBER 29,      SEPTEMBER 24,
                                                 2000               1999               2000               1999
                                             -------------      -------------      -------------      -------------
Company homes sold through
     Company-owned retail superstores                2,434              2,798              5,096              5,791
Total new homes sold                                 2,881              3,604              6,107              7,808
Internalization rate (1)                                84%                78%                83%                74%
Average new home price - retail              $      60,000      $      58,000      $      59,000      $      57,000
Number of retail superstores at
     end of period                                     137                129                137                129
Homes sold to independent retailers                    427                751                977              1,868

(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

THREE MONTHS ENDED SEPTEMBER 29, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 24, 1999

         NET SALES. Net sales decreased 9.2% to $175.8 million in the three months ended September 29, 2000 from $193.7 million in the three months ended September 24,1999. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 14% in the volume of homes sold through Company-owned superstores while overall unit volume, which includes sales to independent retailers, declined 20% in the current quarter. This decline in volume is somewhat offset by an increase in the average selling price of a new home, which resulted from a continued shift in product mix towards multi-section homes. Currently, 82% of the homes manufactured by the Company are multi-section. The number of superstores increased from 129 at the end of the second quarter of fiscal 2000 to 137 at the end of the second quarter of fiscal 2001.

         GROSS PROFIT. For the quarter ended September 29, 2000, gross profit decreased 10.2% to $57.1 million, which is consistent with the 9.2% decrease in net sales. For the quarter ended September 29, 2000, gross profit margin as a percentage of net sales remained stable at 32.5% compared to 32.8% for the quarter ended September 24, 1999. The Company sold 84% of its homes through Company-owned retail superstores in the second quarter of fiscal 2001 versus 78% in the second quarter of fiscal 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 5.3% to $44.0 million in the quarter ended September 29, 2000 from $46.5 million in the quarter ended September 24, 1999, primarily due to the Company's continued focus on reducing fixed expenses company-wide somewhat offset by a commitment to building brand awareness via advertising and expenses associated with the opening of 8 additional retail superstores. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 25.0% in the second quarter of fiscal 2001 from 24.0% in the second quarter of fiscal 2000. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

         INTEREST EXPENSE. Interest expense increased 31.6% to $3.2 million for the second quarter of fiscal 2001 from $2.4 million in the second quarter of fiscal 2000 primarily due to an increase in the prime interest rate from 8.25% in the second quarter of fiscal 2000 to 9.50% in the second quarter of fiscal 2001.

SIX MONTHS ENDED SEPTEMBER 29, 2000 COMPARED TO SIX MONTHS ENDED SEPTEMBER 24, 1999

         NET SALES. Net sales decreased 11.2% to $365.9 million in the six months ended September 29, 2000 from $412.3 million in the six months ended September 24,1999. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 14% in the volume of homes sold through Company-owned superstores while overall unit volume, which includes sales to independent retailers, declined 22% in the first two quarters of fiscal 2001 compared to the first two quarters of fiscal 2000. This decline in volume is somewhat offset by an increase in the average selling price of a new home, which resulted from a continued shift in product mix towards multi-section homes. Currently, 82% of the homes manufactured by the Company are multi-section. The number of Company-owned retail superstores increased from 129 at the end of the second quarter of fiscal 2000 to 137 at the end of the second quarter of fiscal 2001.

         GROSS PROFIT. Gross profit decreased 11.3% to $116.2 million, which is consistent with the 11.2% decrease in net sales. During the same period, gross profit margin as a percentage of net sales remained constant at 31.8%. The Company sold 83% of its homes through Company-owned retail superstores in the six months ended September 29, 2000 versus 74% in the six months ended September 24, 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 4.9% to $89.0 million in the six months ended September 29, 2000 from $93.6 million in the six months ended September 24, 1999, primarily due to the Company's continued focus on reducing fixed expenses company-wide somewhat offset by a commitment to building brand awareness via advertising and expenses associated with the 8 additional retail superstores. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 24.3% in the six months ended September 29, 2000 from 22.7% in the six months ended September 24, 1999. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

         INTEREST EXPENSE. Interest expense increased 28.9% to $6.2 million in the six months ended September 29, 2000 primarily due to an increase in the prime interest rate from an average of 8% in the first two quarters of fiscal 2000 to 9.5% in the first two quarters of fiscal 2001.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has a floor plan credit facility totaling $175.0 million with Conseco Finance, a subsidiary of Conseco, Inc., to finance a major portion of its home inventory at the Company's retail superstores. This facility is secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rate on the facility is prime (9.50% at September 29, 2000). The agreement is effective until June 30, 2001. As of September 11, 2000, the Company entered into a floor plan credit facility with Deutsche for $75.0 million. This agreement has substantially the same terms as the agreement with Conseco. The Company expects to reduce the Conseco facility by approximately $110.0 million during the third quarter of fiscal 2001. The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. The agreement with Conseco allows the Company to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The agreement with Deutsche allows the Company to invest up to 25% of the outstanding amount owed to them.

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (6.64% at September 29, 2000) plus 1.20% or the prime rate (9.50% at September 29, 2000) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line is available through June 27, 2001 and requires an annual commitment fee of up to $12,500. The Company had no amounts outstanding on the line of credit at September 29, 2000 and March 31, 2000.

         Through CountryPlace Mortgage, the Company's finance subsidiary, the Company assigns approved loan contracts to one of three national finance companies. In January 2000, one of these companies, Associates Housing Finance, announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. The Company does, however, have a contract through March 31, 2002 with the Associates and they have committed to providing consumer financing to the Company throughout the duration of the contract.

         In July 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of the date of this filing, the Company had invested $20.4 million in the common stock buyback program.

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

         FORWARD-LOOKING INFORMATION. Certain statements contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Investors should be aware of factors, which could have a negative impact on prospects and the consistency of progress. These include political, economic or other factors such as inflation rates, recessionary or expansive trends, taxes and regulations and laws affecting the business in each of the Company's markets; competitive product, advertising, promotional and pricing activity; dependence on the rate of development and degree of acceptance of new product introductions in the marketplace; and the difficulty of forecasting sales at certain times in certain markets.

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

Date: November 9, 2000
                                                   Palm Harbor Homes, Inc.
                                                  -------------------------
                                                        (Registrant)

                                        By:   /s/ Kelly Tacke
                                             ----------------------------------
                                             Kelly Tacke
                                             Chief Financial and Accounting
                                             Officer

                                        By:   /s/ Lee Posey
                                             ----------------------------------
                                             Lee Posey
                                             Chairman of the Board

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule