Form 10-Q
period 2000-12-29
PALM HARBOR HOMES INC /FL/
filed 2001-02-05
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2000

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



           15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)



                                  972-991-2422
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports) Yes X  No    and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on February 1, 2001 - 22,657,226.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     DECEMBER 29,    MARCH 31,
                                                         2000          2000
                                                     ------------    ---------
                                                     (Unaudited)
ASSETS
     Cash and cash equivalents                       $     60,362    $  49,138
     Investments                                           27,214       22,423
     Receivables                                           88,115       91,494
     Inventories                                          114,097      122,645
     Other current assets                                   6,783        6,910
                                                     ------------    ---------
         Total current assets                             296,571      292,610


     Other assets                                          70,820       77,572
     Property, plant and equipment, net                    90,213       86,992
                                                     ------------    ---------

TOTAL ASSETS                                         $    457,604    $ 457,174
                                                     ============    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                $     30,075    $  41,705
     Floor plan payable                                   138,324      138,608
     Accrued liabilities                                   48,795       52,602
     Current portion of long-term debt                        177          243
                                                     ------------    ---------
         Total current liabilities                        217,371      233,158
     Long-term debt, less current portion                   2,787        2,906
     Deferred income taxes                                  2,993        3,934
     Shareholders' equity:
       Common stock, $.01 par value                           239          239
       Additional paid-in capital                          54,149       54,149
       Retained earnings                                  199,468      181,082
       Accumulated other comprehensive income               3,276          803
                                                     ------------    ---------
                                                          257,132      236,273
       Less treasury shares                               (19,274)     (13,848)
       Unearned compensation                               (3,405)      (5,249)
                                                     ------------    ---------
         Total shareholders' equity                       234,453      217,176
                                                     ------------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $    457,604    $ 457,174
                                                     ============    =========



See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                       DECEMBER 29,    DECEMBER 31,    DECEMBER 29,    DECEMBER 31,
                                           2000            1999            2000            1999
                                       ------------    ------------    ------------    ------------
Net sales                              $    145,934    $    187,617    $    511,818    $    599,870

Cost of sales                               100,403         127,041         350,047         408,274
Selling, general and
   administrative expenses                   38,251          43,256         127,279         136,876
                                       ------------    ------------    ------------    ------------
Income from operations                        7,280          17,320          34,492          54,720

Interest expense                             (3,332)         (2,700)         (9,531)         (7,518)
Other income                                  1,323           1,179           5,624           5,257
                                       ------------    ------------    ------------    ------------
Income before income taxes                    5,271          15,799          30,585          52,459

Income tax expense                            2,104           6,325          12,199          20,863
                                       ------------    ------------    ------------    ------------

Net income                             $      3,167    $      9,474    $     18,386    $     31,596
                                       ============    ============    ============    ============

Net income per common share -
   basic and diluted                   $       0.14    $       0.41    $       0.81    $       1.35
                                       ============    ============    ============    ============

Weighted average common
   shares outstanding - basic                22,662          22,888          22,799          23,348
                                       ============    ============    ============    ============


Weighted average common
   shares outstanding - diluted              22,671          22,913          22,810          23,380
                                       ============    ============    ============    ============


   See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                               DECEMBER 29,    DECEMBER 31,
                                                                   2000            1999
                                                               ------------    ------------
OPERATING ACTIVITIES
Net income                                                     $     18,386    $     31,596
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                                  7,984           6,967
        Amortization                                                  3,053           3,033
        Deferred income tax benefit                                    (941)           (838)
        Gain on sale of loans                                            --          (2,253)
        Purchases of stock for long-term incentive plan                  --            (986)
        Provision for long-term incentive plan                        1,342             826
        Changes in operating assets and liabilities:
           Trade accounts receivable                                  6,296           8,934
           Inventories                                                8,548             710
           Other current assets                                         125             251
           Other assets                                               3,699             180
           Accounts payable and accrued liabilities                 (15,450)         (7,500)
                                                               ------------    ------------
Cash provided by operations                                          33,042          40,920
        Loans originated                                           (110,028)       (118,920)
        Sales of loans                                              108,941         117,456
                                                               ------------    ------------
Net cash provided by operating activities                            31,955          39,456

INVESTING ACTIVITIES
Purchases of property, plant and equipment                          (11,202)        (12,852)
Purchases of investments                                             (5,427)         (5,562)
Sales of investments                                                  1,278           2,924
                                                               ------------    ------------
Net cash used in investing activities                               (15,351)        (15,490)

FINANCING ACTIVITIES
Net proceeds from (payments on) floor plan payable                     (284)          1,443
Principal payments on notes payable and long-term debt                 (185)           (173)
Net purchases of treasury stock                                      (4,911)        (15,535)
                                                               ------------    ------------
Net cash used in financing activities                                (5,380)        (14,265)

Net increase in cash and cash equivalents                            11,224           9,701
Cash and cash equivalents at beginning of period                     49,138          39,413
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $     60,362    $     49,114
                                                               ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                 $      9,011    $      7,752
      Income taxes                                                   12,536          20,882


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

2.       Inventories

         Inventories consist of the following (in thousands):

                                                       DECEMBER 29,          MARCH 31,
                                                          2000                  2000
                                                       ------------          ---------
                  Raw materials                        $      7,495          $   7,376
                  Work in process                             2,971              3,424
                  Finished goods - manufacturing                369                629
                                 - retail                   103,262            111,216
                                                       ------------          ---------
                                                       $    114,097          $ 122,645
                                                       ============          =========

3.       Other Assets

         Other assets include goodwill of $67.7 million at December 29, 2000, and $67.6 million at March 31, 2000, with accumulated amortization of $13.8 million and $10.8 million, respectively.

4.       Floor Plan Payable

         The Company has floor plan facilities totaling $250.0 million plus a temporary overline facility of $15.0 million available through April 2, 2001 from financial institutions to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities are prime (9.5% at December 29, 2000). The Company had $138.3 million and $138.6 million outstanding on these floor plan credit facilities at December 29, 2000 and March 31, 2000, respectively.

         The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. One agreement allows the Company to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The other agreement allows the Company to invest up to 25% of the outstanding amount owed to the financial institution. Interest rates on the amounts invested range from prime (9.5% at December 29, 2000) to prime minus 0.5%. The Company had $16.6 million and $47.0 million invested at December 29, 2000 and March 31, 2000, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheets.

5.       Line of Credit

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (6.4% at December 29, 2000) plus 1.2% or the prime rate (9.5% at December 29, 2000) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations, which would limit the amount available for future borrowings. The line is available through June 27, 2001, and requires an annual commitment fee of up to $12,500. The Company had no amounts outstanding on the line of credit at December 29, 2000 and March 31, 2000.

6.       Business Segment Information

         The Company operates primarily in three business segments, retail sales, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the indicated periods ending December 29, 2000 and December 31, 1999 (in thousands):

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                       DECEMBER 29,    DECEMBER 31,    DECEMBER 29,    DECEMBER 31,
                                           2000            1999            2000            1999
                                       ------------    ------------    ------------    ------------
Net sales
     Retail                            $    124,035    $    164,398    $    438,808    $    510,717
     Manufacturing                           82,746         112,323         294,527         374,493
     Financial services                       5,489           5,926          17,679          18,717
                                       ------------    ------------    ------------    ------------
                                            212,270         282,647         751,014         903,927
     Intersegment sales                     (66,336)        (95,030)       (239,196)       (304,057)
                                       ------------    ------------    ------------    ------------
                                       $    145,934    $    187,617    $    511,818    $    599,870
                                       ------------    ------------    ------------    ------------
Income from operations
     Retail                            $      1,785    $      8,354    $     11,268    $     24,027
     Manufacturing                            7,373           9,002          29,004          32,968
     Financial services                       2,757           3,271           8,588          10,320
     General corporate expenses              (4,644)         (3,971)        (13,622)        (12,147)
                                       ------------    ------------    ------------    ------------
                                              7,271          16,656          35,238          55,168
     Intersegment profits                         9             664            (746)           (448)
                                       ------------    ------------    ------------    ------------
                                       $      7,280    $     17,320    $     34,492    $     54,720
                                       ------------    ------------    ------------    ------------

     Interest expense                  $     (3,332)   $     (2,700)   $     (9,531)   $     (7,518)
     Other income                             1,323           1,179           5,624           5,257
                                       ------------    ------------    ------------    ------------
Income before taxes                    $      5,271    $     15,799    $     30,585    $     52,459
                                       ============    ============    ============    ============

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This continues to be a challenging period for the manufactured housing industry. Elevated credit standards resulted in reduced retail sales levels and declining margins for most industry participants. Additionally, business conditions have resulted in a considerable contraction of industry-wide manufacturing capacity. Calendar 2000 industry shipments through November were down 27% from a year ago and it seems likely that the present industry lending environment will continue to dampen industry sales and shipments for the next several months. Despite the difficult conditions, the Company maintained gross margins, profitably increased market share, decreased fixed expenses, and reduced inventories, while continuing its controlled growth strategy of opening new retail superstores.

The Company has cash and cash equivalents of $60.4 million after investing over $20 million in the Company's stock buyback program and virtually no long-term debt. In addition, the Company continues to control inventory levels with the average new home inventory per retail superstore averaging $740,000 per location, a decline of approximately $90,000, or 11%, compared to the year earlier period. Gross margin remained stable at 31.2%.

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                      DECEMBER 29,     DECEMBER 31,     DECEMBER 29,     DECEMBER 31,
                                          2000             1999             2000             1999
                                      ------------     ------------     ------------     ------------
 Net sales                                   100.0%           100.0%           100.0%           100.0%
 Cost of sales                                68.8             67.7             68.4             68.1
                                      ------------     ------------     ------------     ------------
      Gross profit                            31.2             32.3             31.6             31.9
 Selling, general and
    administrative expenses                   26.2             23.1             24.9             22.8
                                      ------------     ------------     ------------     ------------
      Income from operations                   5.0              9.2              6.7              9.1
 Interest expense                             (2.3)            (1.4)            (1.8)            (1.3)
 Other income                                  0.9              0.6              1.1              0.9
                                      ------------     ------------     ------------     ------------
 Income before income taxes                    3.6              8.4              6.0              8.7
 Income tax expense                            1.4              3.4              2.4              3.5
                                      ------------     ------------     ------------     ------------
      Net income                               2.2%             5.0%             3.6%             5.2%
                                      ============     ============     ============     ============

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 29, 2000 and December 31, 1999.

                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           DECEMBER 29,     DECEMBER 31,     DECEMBER 29,     DECEMBER 31,
                                               2000             1999             2000             1999
                                           ------------     ------------     ------------     ------------

Company homes sold through
     Company-owned retail superstores             1,982            2,694            7,078            8,485
Total new homes sold                              2,410            3,421            8,517           11,229
Internalization rate (1)                             82%              79%              83%              76%
Average new home price - retail                 $60,000     $     59,000     $     59,000     $     57,000
Number of retail superstores at
     end of period                                  138              132              138              132
Homes sold to independent retailers                 418              713            1,395            2,581


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.


THREE MONTHS ENDED DECEMBER 29, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

       NET SALES. Net sales decreased 22.2% to $145.9 million in the three months ended December 29, 2000 from $187.6 million in the three months ended December 31, 1999. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 26% in the volume of homes sold through Company-owned superstores while overall unit volume, which includes sales to independent retailers, declined 30% in the current quarter. This decline in volume is partially offset by an increase in the average selling price of a new home, which resulted from a continued shift in product mix towards multi-section homes. Currently, 81% of the homes manufactured by the Company are multi-section. The number of superstores increased from 132 at the end of the third quarter of fiscal 2000 to 138 at the end of the third quarter of fiscal 2001.

       GROSS PROFIT. Gross profit decreased 24.8% to $45.6 million in the quarter ended December 29, 2000 compared to $60.6 million in the quarter ended December 31, 1999. During the same period, gross profit margin as a percentage of net sales decreased slightly to 31.2% compared to 32.3%. The Company sold 82% of its homes through Company-owned retail superstores in the third quarter of fiscal 2001 versus 79% in the third quarter of fiscal 2000.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 11.6% to $38.3 million in the quarter ended December 29, 2000 from $43.3 million in the quarter ended December 31, 1999, primarily due to the Company's continued focus on reducing fixed expenses company-wide partially offset by a commitment to building brand awareness via advertising and expenses associated with the opening of six additional retail superstores. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 26.2% in the third quarter of fiscal 2001 from 23.1% in the third quarter of fiscal 2000. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INTEREST EXPENSE. Interest expense increased 23.4% to $3.3 million in the third quarter of fiscal 2001 from $2.7 million in the third quarter of fiscal 2000 due to increases in both the average floor plan balance and the prime interest rate from the third quarter of fiscal 2000 to the third quarter of fiscal 2001.

NINE MONTHS ENDED DECEMBER 29, 2000 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1999

       NET SALES. Net sales decreased 14.7% to $511.8 million in the nine months ended December 29, 2000 from $599.9 million in the nine months ended December 31,1999. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 18% in the volume of homes sold through Company-owned superstores while overall unit volume, which includes sales to independent retailers, declined 24% in the first three quarters of fiscal 2001 compared to the first three quarters of fiscal 2000. This decline in volume is partially offset by an increase in the average selling price of a new home, which resulted from a continued shift in product mix towards multi-section homes. Currently, 81% of the homes manufactured by the Company are multi-section. The number of Company-owned retail superstores increased from 132 at the end of the third quarter of fiscal 2000 to 138 at the end of the third quarter of fiscal 2001.

       GROSS PROFIT. Gross profit decreased 15.6% to $161.8 million in the nine months ended December 29, 2000 compared to $191.6 million in the nine months ended December 31, 1999. During the same period, gross profit margin as a percentage of net sales remained stable at 31.6% compared to 31.9%. The Company sold 83% of the its homes through Company-owned retail superstores in the nine months ended December 29, 2000 versus 76% in the nine months ended December 31, 1999.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 7.0% to $127.3 million in the nine months ended December 29, 2000 from $136.9 million in the nine months ended December 31, 1999, primarily due to the Company's continued focus on reducing fixed expenses company-wide partially offset by a commitment to building brand awareness via advertising and expenses associated with the six additional retail superstores. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 24.9% in the nine months ended December 29, 2000 from 22.8% in the nine months ended December 31, 1999. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INTEREST EXPENSE. Interest expense increased 26.8% to $9.5 million in the nine months ended December 29, 2000 from $7.5 million in the nine months ended December 31, 1999 due to increases in both the average floor plan balance and the prime interest rate from the nine months ended December 31, 1999 to the nine months ended December 29, 2000.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has a floor plan credit facility totaling $175.0 million with Conseco Finance, a subsidiary of Conseco, Inc., to finance a major portion of its home inventory at the Company's retail superstores. This facility is secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rate on the facility is prime (9.5% at December 29, 2000). The agreement is effective until June 30, 2001. The Company also has a floor plan credit facility with Deutsche Financial Services for $75.0 million (with an overline of $15.0 million through April 2, 2001). This agreement has substantially the same terms as the agreement with Conseco and is effective until September 11, 2001. The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. The agreement with Conseco allows the Company to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The agreement with Deutsche allows the Company to invest up to 25% of the outstanding amount owed to them.

         The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (6.4% at December 29, 2000) plus 1.2% or the prime rate (9.5% at December 29, 2000) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line is available through June 27, 2001 and requires an annual commitment fee of up to $12,500. The Company had no amounts outstanding on the line of credit at December 29, 2000 and March 31, 2000.

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

       In July 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of the date of this filing, the Company had invested $20.5 million in the common stock buyback program.

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

                  (a)    Exhibits - None

                  (b)    Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 1, 2001                          Palm Harbor Homes, Inc.
                                                -----------------------
                                                      (Registrant)

                                          By:   /s/ Kelly Tacke
                                                --------------------------------
                                                Kelly Tacke
                                                Chief Financial and Accounting
                                                Officer

                                          By:   /s/ Lee Posey
                                                --------------------------------
                                                Lee Posey
                                                Chairman of the Board