Form 10-K405
period 2001-03-30
PALM HARBOR HOMES INC /FL/
filed 2001-05-30
CIK 923473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 30, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 14, 2001, was $167,464,616 based on the closing price on that date of the Common Stock as quoted on the Nasdaq National Stock Market.

         As of May 14, 2001, 22,842,911 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to our Annual Meeting of Shareholders to be held June 27, 2001 are incorporated by reference in Part III.


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

                                     PART I.

ITEM 1. BUSINESS

GENERAL

         Palm Harbor Homes, Inc. is one of the largest producers of multi-section manufactured homes in the United States. Palm Harbor's operations are vertically integrated and encompass manufacturing, marketing, financing and insurance. At March 30, 2001, Palm Harbor operated 15 manufacturing facilities that sell homes in 28 states through 145 Company-owned superstores and approximately 150 independent retail sales centers.

         At March 30, 2001, the Company-owned superstores operated in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia and Washington. With a net increase of 12 superstores in fiscal 2001, Palm Harbor continued to advance towards its long-term plan of increasing sales through Company-owned superstores. This increase in Company-owned superstores resulted in a rise in the internalization rate - which is the percent of homes manufactured by Palm Harbor and sold through Company-owned retail superstores. For fiscal 2001, Palm Harbor's internalization rate was 83%, up from 76% in the preceding fiscal year.

         Through our subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), Palm Harbor offers installment financing to purchasers of manufactured homes sold by Company-owned superstores. Palm Harbor believes that the ability to finance our home sales has provided us with an advantage over certain of our competitors and has created a source of additional earnings.

         Through our subsidiary, Standard Casualty Company, Palm Harbor provides property and casualty insurance for owners of manufactured homes. Management of Palm Harbor believes that having the internal capability to provide this type of insurance complements the services of CountryPlace and has been additive to earnings.

PRODUCTS

         Palm Harbor manufactures single and multi-section homes under various brand names including Palm Harbor, Masterpiece, Keystone, CountryPlace, River Bend and Windsor Homes(TM). Palm Harbor offers over 150 floor plans and approximately 90% of the homes produced by Palm Harbor are structurally or decoratively customized to the home buyer's specifications. Although Palm Harbor produces a wide retail price range of homes, the average retail sales price (excluding land) of Palm Harbor's homes is approximately $59,000 and approximately 86% of Palm Harbor's homes are multi-section.

         A typical home built by Palm Harbor contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central heating, a range, refrigerator, carpeting and drapes. In addition, Palm Harbor offers optional amenities, including dishwashers, washers, dryers, furniture packages and specialty cabinets, as well as a wide range of colors, moldings and finishes. Palm Harbor also offers optional features usually associated with site-built homes such as stone fireplaces, computer rooms, skylights, vaulted ceilings and whirlpool baths. Palm Harbor has a unique package of energy saving construction features referred to as "EnerGmiser(TM)" which includes, among other things, additional insulation to reduce heating and cooling costs, and which exceeds statutorily-mandated energy efficiency levels.

         Palm Harbor's homes are designed and copyrighted after extensive field research and consumer feedback. Palm Harbor has developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement.

MANUFACTURING OPERATIONS

         Palm Harbor currently owns or leases 16 facilities located in Alabama, Arizona, Florida, Georgia, North Carolina, Ohio, Oregon and Texas. In fiscal 2000, Palm Harbor temporarily idled one facility and consolidated production into another facility due to declining overall industry conditions. A typical Palm Harbor manufacturing facility has approximately 100,000 square feet of floor space and employs approximately 190 associates.

         Palm Harbor's facilities generally operate on a one shift per day, five days per week basis, and Palm Harbor currently manufactures a typical home in approximately three to five days. Palm Harbor's facilities have the capacity to produce an aggregate of approximately 150 sections per day. The current rate of production is 73 sections per day.

         The following table sets forth the total sections produced and homes sold, as well as the number of manufacturing facilities operated by Palm Harbor, for the fiscal years indicated:


                                   1997       1998       1999       2000       2001
                                 --------   --------   --------   --------   --------
Homes sold:
   Single-section ............      2,781      2,687      3,474      2,862      1,542
   Multi-section .............     11,092     11,457     12,154     11,439      9,287
                                 --------   --------   --------   --------   --------
Total homes sold .............     13,873     14,144     15,628     14,301     10,829
                                 ========   ========   ========   ========   ========

Sections produced ............     24,545     26,014     27,380     25,237     19,911
Manufacturing facilities
   (at end of fiscal year) ...         14         16         16         15         15

         Palm Harbor's homes are constructed at our manufacturing facilities. The finished homes are transported by independent trucking companies to retailers at the retailer's expense. Retailers or other independent installers are responsible for placing the home on site, making utility hook-ups and, in certain instances, providing installation and finish-out services. The industry practice is to have third parties hired by the retailer provide the installation and finish-out services. Palm Harbor's associates, rather than independent contractors, perform the finish out services on homes sold through Company-owned superstores. Palm Harbor believes our finish-out services ensure that Palm Harbor quality is applied during the entire process, increases customer satisfaction and provides Palm Harbor an advantage over many of our competitors.

         Palm Harbor's backlog of orders as of May 14, 2001 was approximately $9.0 million, as compared to approximately $8.7 million as of May 15, 2000. Since retailers may cancel orders prior to production without penalty, Palm Harbor does not consider our order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the housing market, the level of backlog generally declines during the winter months.

         The principal materials used in the production of Palm Harbor's homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Palm Harbor believes that the materials used in the production of our homes are readily available at competitive prices from a wide variety of suppliers. Three suppliers, which accounted for more than 5% of Palm Harbor's total purchases during the fiscal year ended March 30, 2001, represented approximately 8.8%, 6.6% and 6.0%, respectively, of total purchases during such fiscal year. Accordingly, Palm Harbor does not believe that the loss of any single supplier would have a material adverse effect on our business.

RETAIL OPERATIONS

         Palm Harbor's homes are sold through a distribution network consisting of (i) superstores owned by Palm Harbor; and (ii) independent retailers. The following table sets forth the number of homes sold by Palm Harbor through each of these distribution channels, as well as the number of superstores and retail sales centers in each channel, during the past three fiscal years:

                                March 26,    March 31,    March 30,
                                  1999         2000          2001
                               ----------   ----------   ----------
Homes sold by retailers:

Company-owned ..............       10,776       11,078        9,012
Independent ................        4,852        3,223        1,817
                               ----------   ----------   ----------
Total ......................       15,628       14,301       10,829
                               ==========   ==========   ==========

Number of sales centers:

Company-owned ..............          120          133          145
Independent ................          300          200          150
                               ----------   ----------   ----------
Total ......................          420          333          295
                               ==========   ==========   ==========

         Palm Harbor first established wholly-owned superstores in 1992, and currently has 145 superstores in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Texas, Virginia and Washington. Palm Harbor plans to add 15 to 20 retail superstores in fiscal 2002.

         Palm Harbor's independent retailer network principally consists of local retailers, developers that market land/home packages and developers of retirement lifestyle communities. The decrease in Palm Harbor's independent retailer network is the result of an increase in the internalization rate from 63% for the fiscal year ended March 26, 1999 to 83% for the fiscal year ended March 30, 2001. No single independent retailer accounted for 5% or more of Palm Harbor's net sales during fiscal 2001. Palm Harbor provides comprehensive sales training to our retail sales associates and brings them to the manufacturing facilities for product training and to view new product designs as they are developed. These training seminars, known as "Palm Harbor University", facilitate the sale of Palm Harbor's homes by increasing the skill and knowledge of the retail sales consultants. In addition, Palm Harbor displays our products in trade shows and supports our retailers through the distribution of floor plan literature, brochures, decor boards, banners and videos.

MARKETS SERVED

         Management believes that Palm Harbor's broad geographic presence lessens the impact of adverse economic trends specific to any one region, while at the same time enabling Palm Harbor to capitalize on favorable regional economic trends. During the fiscal year ended March 30, 2001, the percentage of Palm Harbor's revenues by region was as follows:


                                                                                PERCENTAGE OF
REGION                          PRIMARY STATES                                REVENUE BY REGION
------                          --------------                                -----------------

Southeast     Florida, North Carolina, Alabama, Georgia, South Carolina,
              Mississippi, Tennessee, Virginia                                       33%

Central       Texas, Oklahoma, Arkansas, Louisiana, Kansas                           38

West          New Mexico, Arizona, California, Colorado, Oregon,
              Washington, Montana, Nevada, Utah                                      24

Midwest       Ohio, Michigan, Indiana, Kentucky, Illinois                             5
                                                                                  -----
                                                                                    100%
                                                                                  =====

         Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 250-mile radius. Each of Palm Harbor's manufacturing facilities typically serves 20 to 55 retailers, and the facility sales staff maintains personal contact with each retailer, whether Company-owned or independent. Palm Harbor's decentralized operations allow us to be more responsive to retailers' concerns with respect to leadership in product innovation, local home design and customer satisfaction.

CONSUMER FINANCING

         Historically, Palm Harbor has facilitated retail sales of our homes by maintaining relationships with conventional lenders. While Palm Harbor intends to maintain these relationships, we believe that our ability to provide financing to our customers on competitive terms only improve our responsiveness to the financing needs of prospective purchasers and provides an additional source of earnings for Palm Harbor. Through CountryPlace, Palm Harbor offers a variety of financing options, including customary retail installment sales contracts, land in lieu of down payment and land/home financing, to best suit the needs of our retail customers. Financing services by CountryPlace are currently being offered only through Company-owned superstores.

         Loan applications originate at the Company-owned superstore and are forwarded to CountryPlace for final credit approval. CountryPlace then sells the approved loan contracts to primarily one of three national consumer finance companies. CountryPlace and the national consumer finance companies share on a predetermined basis the interest income on all loans and in some cases, losses resulting from defaults or prepayments. During the fiscal year ended March 31, 2000, several national consumer finance companies announced that they plan to discontinue the manufactured housing segment of their business. See the Liquidity and Capital Resources section of "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details.

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

RETAILER INVENTORY FINANCING

         In accordance with manufactured housing industry practice, substantially all retailers finance a portion of their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the retailer customarily requires Palm Harbor to enter into a separate repurchase agreement with the financial institution under which Palm Harbor is obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which generally ranges from 12 to 18 months). The price at which Palm Harbor may be obligated to repurchase a home under these agreements is based upon Palm Harbor's original invoice price plus certain administrative and shipping expenses. Palm Harbor's obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.

         The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 17% of Palm Harbor's homes are sold to independent retailers;
(ii) a majority of the homes sold by Palm Harbor to independent retailers are pre-sold to specific retail customers; (iii) Palm Harbor monitors each retailer's inventory position on a regular basis; (iv) sales of Palm Harbor's manufactured homes are spread over a large number of retailers; (v) none of Palm Harbor's independent retailers accounted for more than 5% of Palm Harbor's net sales in fiscal 2001; (vi) the price Palm Harbor is obligated to pay declines over time and (vii) Palm Harbor is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. Palm Harbor estimates that our potential obligations under such repurchase agreements was approximately $30.3 million as of March 30, 2001. During the fiscal years ended March 26, 1999, March 31, 2000 and March 30, 2001, net expenses incurred by Palm Harbor under these repurchase agreements totaled $29,000, $155,000 and $132,000, respectively.

COMPETITION

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, town houses and condominiums. Palm Harbor does not view any of our competitors as being dominant in the industry, although some of Palm Harbor's competitors possess substantially greater manufacturing, distribution and marketing resources than Palm Harbor.

         Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants. While this contraction in consumer credit provides an advantage to those participants with substantial capital resources, it is unclear the impact that these industry conditions will have on Palm Harbor's future results.

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

ASSOCIATES

         As of March 30, 2001, Palm Harbor had approximately 4,180 associates. All of Palm Harbor's associates are non-union. Palm Harbor has not experienced any labor-related work stoppages and believes that our relationship with our associates is good.

ITEM 2. PROPERTIES

         Palm Harbor currently owns or leases 16 manufacturing facilities in eight states. Palm Harbor owns substantially all of our machinery and equipment. Palm Harbor believes our facilities are adequately maintained and suitable for the purposes for which they are used. The following table sets forth certain information with respect to Palm Harbor's manufacturing facilities:

                                           COMMENCEMENT                      APPROXIMATE
          STATE             CITY          OF PRODUCTION     OWNED/LEASED     SQUARE FEET
          -----             ----          -------------     ------------     -----------
         Alabama            Boaz          December 1986        Leased          97,683
                                          January 1993         Leased          75,164(1)

         Arizona           Tempe          January 1978         Owned          103,500
                        Casa Grande         July 1997          Owned           90,000

         Florida         Plant City      September 1981        Owned           93,600
                                            June 1985          Owned           87,200

         Georgia          LaGrange         August 1996         Owned          200,000

     North Carolina      Albemarle        January 1994         Owned          112,700
                         Siler City       January 1988         Owned           91,200
                                            July 1996          Leased          40,000

          Ohio             Sabina         January 1988         Owned           85,000

         Oregon         Millersburg        April 1995          Owned          168,650

          Texas            Austin         January 1981         Owned          103,800
                                           April 1992          Owned           77,000
                          Burleson          June 1993          Owned           94,300
                         Fort Worth        April 1993          Owned          121,300
                            Buda          November 1994        Owned           88,275

     (1) Idled in October 1999.

         In addition to our production facilities, Palm Harbor owns certain properties upon which 38 of our retail superstores are located. Palm Harbor also leases approximately 30,000 square feet of office space in Addison, Texas for our corporate headquarters and CountryPlace's office. Palm Harbor's corporate headquarters lease expires in 2003 and the CountryPlace office lease expires in 2002.

ITEM 3. LEGAL PROCEEDINGS

         Except as described below, Palm Harbor is not currently subject to any pending or threatened litigation, other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of Palm Harbor.

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

         Palm Harbor's Tempe facility is partially located within a large area that has been identified by the Environmental Protection Agency as the Indian Bend Wash Area Superfund Site. Under federal law, certain persons known as potentially responsible parties ("PRPs") may be held strictly liable on a joint and several basis for all cleanup costs and natural resource damages associated with the release of hazardous substances from a facility. The average cost to clean up a site listed on the National Priorities List is over $30 million. The Indian Bend Superfund Site is listed on the National Priorities List. Groups of PRPs may include current owners and operators of a facility, owners and operators of a facility at the time of disposal of hazardous substances, transporters of hazardous substance and those who arrange for the treatment or disposal of hazardous substances at a site. No government agency, including the EPA, has indicated that Palm Harbor has been or will be named as a PRP or that we are otherwise responsible for the contamination present at the Indian Bend Superfund Site. In general, although no assurance can be given as to the future actions of either the EPA or PRPs who may incur cleanup costs related to this site, Palm Harbor does not believe that our ownership of property partially located within the Indian Bend Superfund Site will have a material adverse effect on our results of operations or financial condition.

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


FISCAL 2001                             HIGH        LOW
-----------                            --------   --------

First Quarter .....................   $  16.75   $  13.25

Second Quarter ....................      14.81      13.13

Third Quarter .....................      17.00      12.38

Fourth Quarter ....................      20.56      14.88



FISCAL 2000                             HIGH        LOW
-----------                           --------   --------

First Quarter .....................   $  24.94   $  19.00

Second Quarter ....................      25.38      15.00

Third Quarter .....................      20.00      13.75

Fourth Quarter ....................      19.00      12.00


         On May 14, 2001, the last reported sale price of Palm Harbor's Common Stock on the Nasdaq National Stock Market was $18.65. As of May 14, 2001, there were approximately 850 record holders of the Common Stock, and approximately 3,000 holders of the Common Stock overall based on an estimate of the number of individual participants represented by security position listings.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial information regarding Palm Harbor's financial position and operating results which has been extracted from Palm Harbor's financial statements for the five fiscal years ended March 30, 2001. The information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying Notes included elsewhere in this report.

                                                                                 FISCAL YEAR ENDED
                                                   ----------------------------------------------------------------------
                                                    MARCH 28,      MARCH 27,      MARCH 26,      MARCH 31,      MARCH 30,
                                                      1997           1998           1999           2000           2001
                                                   ----------     ----------     ----------     ----------     ----------
                                                            (In thousands of dollars, except per share data)
STATEMENT OF INCOME:
Net sales                                          $  563,192     $  637,268     $  761,374     $  777,471     $  650,451
Cost of sales                                         436,850        466,494        530,698        530,415        443,131
                                                   ----------     ----------     ----------     ----------     ----------
Gross profit                                          126,342        170,774        230,676        247,056        207,320
Selling, general and
     administrative expenses                           86,927        117,018        158,916        180,224        165,896
                                                   ----------     ----------     ----------     ----------     ----------
Income from operations                                 39,415         53,756         71,760         66,832         41,424
Interest expense                                       (3,085)        (4,700)        (9,728)       (10,245)       (12,792)
Interest income and other                               2,250          2,718          4,933          7,034          7,279
                                                   ----------     ----------     ----------     ----------     ----------
Income before income from
     affiliate, income taxes and cumulative
     effect of change in accounting principle          38,580         51,774         66,965         63,621         35,911
Income from affiliate                                   1,049             --             --             --             --
                                                   ----------     ----------     ----------     ----------     ----------
Income before income taxes and cumulative
     effect of change in accounting principle          39,629         51,774         66,965         63,621         35,911
Income tax expense                                     14,890         19,920         26,788         25,025         14,034
                                                   ----------     ----------     ----------     ----------     ----------
Income before cumulative effect of change
     in accounting principle                           24,739         31,854         40,177         38,596         21,877
Cumulative effect of change in accounting
     principle                                             --             --             --             --         (2,048)
                                                   ----------     ----------     ----------     ----------     ----------
Net income                                         $   24,739     $   31,854     $   40,177     $   38,596     $   19,829
                                                   ==========     ==========     ==========     ==========     ==========
Net income per common share -
     basic and diluted                             $     1.07     $     1.35     $     1.69     $     1.66     $     0.87
                                                   ==========     ==========     ==========     ==========     ==========
Weighted average common shares
     outstanding - basic                               23,013         23,589         23,783         23,225         22,760

Weighted average common shares
     outstanding - diluted                             23,036         23,632         23,838         23,255         22,772

OPERATING DATA:
Number of homes sold                                   13,873         14,144         15,628         14,301         10,829
Multi-section homes sold as a
     percentage of total homes sold                        81%            81%            78%            80%            86%
Number of manufacturing facilities(1)                      15             16             16             15             15
Number of company-owned superstores(1)                     54             94            120            133            145

BALANCE SHEET DATA:
Working capital                                    $   39,232     $   22,290     $   40,316     $   59,452     $   80,368
Total assets                                          246,335        353,846        427,410        457,174        468,368
Long-term debt                                          3,583          3,382          3,149          2,906          2,745
Shareholders' equity                                  119,949        157,056        195,325        217,176        235,652

----------

(1) As of the end of the applicable period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Fiscal 2001 continued to be a challenging period for the manufactured housing industry. Elevated credit standards resulted in reduced retail sales levels and declining margins for most industry participants. Additionally, business conditions have resulted in a considerable contraction of industry-wide manufacturing capacity. Calendar 2000 industry shipments were down 28% from a year ago and it seems likely that the present industry lending environment will continue to dampen industry sales and shipments for the next several months. Despite the difficult conditions, Palm Harbor maintained gross margins, profitably increased market share, decreased fixed expenses and reduced inventories, while continuing our controlled growth strategy of opening new retail superstores. During fiscal 2001, the number of Company-owned retail superstores increased by 12 to 145. This increase in Company-owned retail superstores resulted in a rise in the internalization rate - which is the percentage of homes manufactured by Palm Harbor and sold through Company-owned retail superstores - to 83% from 76% in the preceding fiscal year. The financial services segment, which consists of CountryPlace Mortgage, Palm Harbor's finance subsidiary, and Standard Casualty Company, Palm Harbor's insurance subsidiary, continued to be additive to consolidated sales and net income.

         The Company has cash and cash equivalents of $61.3 million after investing over $20 million in the Company's stock buyback program and virtually no long-term debt. In addition, the Company continues to control inventory levels with the average new home inventory per retail superstore averaging $746,000 per location, a decline of approximately $90,000, or 11%, compared to the year earlier period. Gross margin remained stable at 31.9%.

The following table sets forth certain items of Palm Harbor's Statement of Income as a percentage of net sales for the periods indicated.

                                                                                      FISCAL YEAR ENDED
                                                                             ------------------------------------
                                                                              MARCH 26,    MARCH 31,    MARCH 30,
                                                                                1999         2000         2001
                                                                             ----------   ----------   ----------
Net sales                                                                        100.0%       100.0%       100.0%
Cost of sales                                                                     69.7         68.2         68.1
                                                                              --------     --------     --------
      Gross profit                                                                30.3         31.8         31.9
Selling, general and administrative expenses                                      20.9         23.2         25.5
                                                                              --------     --------     --------
      Income from operations                                                       9.4          8.6          6.4
Interest expense                                                                  (1.3)        (1.3)        (2.0)
Interest income and other                                                          0.7          0.9          1.1
                                                                              --------     --------     --------
      Income before income taxes and cumulative effect of change
            in accounting principle                                                8.8          8.2          5.5
                                                                              --------     --------     --------
Income tax expense                                                                 3.5          3.2          2.2
                                                                              --------     --------     --------
      Income before cumulative effect of change in accounting principle            5.3          5.0          3.3
      Cumulative effect of change in accounting principle                           --           --         (0.3)
                                                                              --------     --------     --------
      Net income                                                                   5.3%         5.0%         3.0%
                                                                              ========     ========     ========

The following table summarizes certain key sales statistics as of and for the period indicated.

                                                      FISCAL YEAR ENDED
                                            --------------------------------------
                                             MARCH 26,     MARCH 31,     MARCH 30,
                                               1999          2000          2001
                                            ----------    ----------    ----------
Company homes sold through
       company-owned retail superstores          9,871        10,906         8,964
Total new homes sold                            15,628        14,301        10,829
Internalization rate (1)                            63%           76%           83%
Average new home price - retail             $   55,000    $   58,000    $   59,000
Number of retail superstores at
       end of period                               120           133           145
Homes sold to independent retailers              4,852         3,223         1,817


(1) The internalization rate is the percentage of new homes that are manufactured by Palm Harbor and sold through Company-owned retail superstores.


Palm Harbor's fiscal year consists of 52 or 53 weeks, ending on the Friday nearest the last day of March each year. The 1999 and 2001 fiscal years consisted of 52 weeks and the 2000 fiscal year consisted of 53 weeks.

2001 COMPARED TO 2000

NET SALES. Net sales decreased 16.3% to $650.5 million in 2001 from $777.5 million in 2000. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 18.7% in the volume of homes sold through Company-owned superstores while overall unit volume, which includes sales to independent retailers, declined 24.3% in fiscal 2001. This decline in volume is partially offset by an increase in the average selling price of a new home, which resulted from a continued shift in product mix towards multi-section homes. Currently, 86% of the homes sold by the Company are multi-section. The number of superstores increased from 133 at the end of fiscal 2000 to 145 at the end of fiscal 2001.

GROSS PROFIT. Gross profit margin as a percentage of net sales increased slightly to 31.9% compared to 31.8% in fiscal 2001. Gross profit decreased 16.1% to $207.3 million in 2001 compared to $247.1 million in 2000. Palm Harbor sold 83% of its homes through Company-owned retail superstores in fiscal 2001 versus 76% in fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $14.3 million, or 8.0%, to $165.9 million in 2001 from $180.2 million in 2000, primarily due to Palm Harbor's continued focus on reducing fixed expenses company-wide. This decrease was partially offset by the continued commitment to building brand awareness via advertising and expenses associated with the net increase of 12 retail superstores. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 25.5% in 2001 from 23.2% in 2000. This increase is due to the growth in Palm Harbor's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

INTEREST EXPENSE. Interest expense increased 24.9% to $12.8 million in 2001 from $10.2 million in 2000. This increase was primarily due to increases in both the average floor plan balance and interest rates from fiscal 2000 to fiscal 2001.

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

INTEREST INCOME AND OTHER. Interest income and other increased 42.6% to $7.0 million in 2000 from $4.9 million in 1999. This increase was primarily the result of gains on the disposition of certain properties and additional investment income during fiscal 2000, somewhat offset by gains on sales of investments which occurred in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $20.1 million in 1999, compared to $35.9 million in 2000 and $23.9 million in 2001. Cash provided by operating activities declined in fiscal 2001 primarily due to decreases in accounts payable and other accrued liabilities. The decrease in accounts payable and other accrued liabilities was the result of a planned decrease in production as well as decreases in fixed expenses. Cash provided by operations combined with additional floor plan financing were adequate to support Palm Harbor's working capital needs, capital expenditures and share repurchases during fiscal 2001.

         Capital expenditures were $20.8 million, $15.9 million and $14.1 million in 1999, 2000 and 2001, respectively. In 1999, capital expenditures included $11.7 million for expansion of retail superstores and approximately $9.1 million for improvements in mature manufacturing facilities. In 2000, capital expenditures included $10.1 million for expansion of retail superstores and approximately $5.8 million for improvements on mature manufacturing facilities. In 2001, capital expenditures included $8.2 million for expansion of retail superstores and approximately $5.9 million for improvements in mature manufacturing facilities. Palm Harbor expects capital expenditures to approximate $12.0 million during 2002 for the purpose of adding 15 to 20 retail superstores and to upgrade current manufacturing facilities.

         Palm Harbor has floor plan credit facilities totaling $150.0 million, which include an overline of $10.0 million through April 30, 2001 and $5.0 million effective May 1, 2001 through May 30, 2001, to finance a major portion of our home inventory at Palm Harbor's retail superstores. The facility with Conseco Finance, a subsidiary of Conseco, Inc., is secured by a portion of Palm Harbor's home inventory and cash in transit from financial institutions. The interest rate on the facility is prime (8.0% at March 30, 2001). The agreement is effective until June 30, 2001; however, the agreement requires Conseco to provide written notification 12 months prior to cancellation. Palm Harbor also has a floor plan credit facility with Deutsche Financial Services for $75.0 million (with an overline of $10.0 million through April 30, 2001, and $5.0 million effective May 1, 2001 through May 30, 2001). The Deutsche agreement has substantially the same terms as the agreement with Conseco and is available through September 11, 2001; however, the agreement requires Deutsche to provide written notification six months prior to cancellation. Palm Harbor is in negotiations with Deutsche to expand our facility and has received an offer for an additional $25.0 million facility from another financial institution.

         Palm Harbor's floor plan financing agreements permit Palm Harbor to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. The agreement with Conseco allows Palm Harbor to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The agreement with Deutsche allows the Company to invest up to 25% of the outstanding amount owed to them. The interest rate on the outstanding borrowings is prime (8.0% at March 30, 2001).

         Palm Harbor has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of Palm Harbor (under certain conditions), at either the LIBOR rate (5.1% at March 30, 2001) plus 1.2% or the prime rate (8.0% at March 30, 2001) minus 1.0%. The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations, which would limit the amount available for future borrowings. The line is available through June 27, 2001 and requires an annual commitment fee of up to $12,500. At March 30, 2001, the additional floor plan credit facilities discussed above effectively reduced the amount available under the line of credit to $13.4 million.

         Through CountryPlace Mortgage, Palm Harbor sells approved loan contracts to one of three national finance companies, primarily Associates Housing Finance. In January 2000, the Associates announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. Palm Harbor does however have a contract through March 31, 2002 with the Associates and they have committed to providing consumer financing to Palm Harbor throughout the duration of the contract.

         In accordance with customary business practice in the manufactured housing industry, Palm Harbor has entered into repurchase agreements with various financial institutions and other credit sources pursuant to which Palm Harbor has agreed, under certain circumstances, to repurchase homes sold to independent retailers in the event of a default by a retailer. Under such agreements, Palm Harbor agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 30, 2001, Palm Harbor estimates that our potential obligations under such repurchase agreements were approximately $30.3 million. During fiscal years 1999, 2000 and 2001, the costs incurred relating to such repurchase agreements have not been significant.

         In July 1999, Palm Harbor's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase Palm Harbor's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of May 14, 2001, Palm Harbor had invested $20.5 million in the common stock buyback program.

         Palm Harbor believes that cash flows from operations, together with floor plan financing and revolving lines of credit, will be adequate to support our working capital, currently planned capital expenditure needs and future share repurchases in the foreseeable future. Palm Harbor may, from time to time, obtain additional floor plan financing for our retail inventories. Such practice is customary in the industry. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond Palm Harbor's control, no assurances can be given in this regard.

RECENT PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued SAB No. 101, which summarizes the Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. Palm Harbor adopted SAB 101 in the fourth quarter of fiscal 2001 retroactive to April 1, 2000 in accordance with the amendment issued in June 2000, requiring implementation of SAB 101 no later than the fourth quarter of fiscal years beginning after December 15, 1999. Fiscal year 2001 amounts reflect compliance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 on revenue recognition, including recognition of a $2,048,000 charge to net income for the cumulative effect of an accounting change as of April 1, 2000.

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

         For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming Palm Harbor's level of variable rate debt as of March 30, 2001 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors



Board of Directors
Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries (the "Company") as of March 31, 2000 and March 30, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 31, 2000 and March 30, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in fiscal 2001 the Company changed its method of accounting for revenue recognition.

Ernst & Young LLP

Dallas, Texas
May 4, 2001

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                 MARCH 31,    MARCH 30,
                                                   2000         2001
                                                ----------   ----------
ASSETS
Current assets
      Cash and cash equivalents                 $   49,138   $   61,290
      Investments                                   22,423       25,132
      Receivables                                   91,494       86,369
      Inventories                                  122,645      125,917
      Prepaid expenses and other assets              6,910        8,748
                                                ----------   ----------
Total current assets                               292,610      307,456


Goodwill, net                                       56,773       52,940
Other assets, net                                   20,799       17,858
                                                ----------   ----------
                                                    77,572       70,798


Property, plant and equipment, at cost:
      Land and improvements                         20,243       22,949
      Buildings and improvements                    58,046       62,990
      Machinery and equipment                       43,499       50,321
      Construction in progress                       4,451        3,428
                                                ----------   ----------
                                                   126,239      139,688
      Accumulated depreciation                      39,247       49,574
                                                ----------   ----------
                                                    86,992       90,114
                                                ----------   ----------
Total assets                                    $  457,174   $  468,368
                                                ==========   ==========

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                          MARCH 31,     MARCH 30,
                                                            2000          2001
                                                         ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable                                   $   41,705    $   33,766
      Floor plan payable                                    138,608       144,747
      Accrued liabilities                                    52,602        48,412
      Current portion of long-term debt                         243           163
                                                         ----------    ----------
Total current liabilities                                   233,158       227,088

Long-term debt, less current portion                          2,906         2,745

Deferred income taxes                                         3,934         2,883

Commitments and contingencies

Shareholders' equity
      Preferred stock, $.01 par value
           Authorized shares - 2,000,000
           Issued and outstanding shares - none
      Common stock, $.01 par value
           Authorized shares - 50,000,000
           Issued shares - 23,807,879 at March 31,
               2000 and March 30, 2001                          239           239
      Additional paid-in capital                             54,149        54,149
      Retained earnings                                     181,082       200,911
      Accumulated other comprehensive income                    803         2,869
                                                         ----------    ----------
                                                            236,273       258,168

      Less treasury shares - 787,039 at March 31,
           2000, and 964,590 at March 30, 2001              (13,848)      (16,512)
Unearned compensation                                        (5,249)       (6,004)
                                                         ----------    ----------
Total shareholders' equity                                  217,176       235,652
                                                         ----------    ----------
Total liabilities and shareholders' equity               $  457,174    $  468,368
                                                         ==========    ==========


See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)

                                                                     YEAR ENDED
                                                     --------------------------------------------
                                                       MARCH 26,       MARCH 31,       MARCH 30,
                                                         1999            2000            2001
                                                     ------------    ------------    ------------

Net sales                                            $    761,374    $    777,471    $    650,451

Cost of sales                                             530,698         530,415         443,131
Selling, general and
      administrative expenses                             158,916         180,224         165,896
                                                     ------------    ------------    ------------
Income from operations                                     71,760          66,832          41,424


Interest expense                                           (9,728)        (10,245)        (12,792)
Interest income and other                                   4,933           7,034           7,279
                                                     ------------    ------------    ------------

Income before income taxes and cumulative
      effect of change in accounting principle             66,965          63,621          35,911

Income tax expense                                         26,788          25,025          14,034
                                                     ------------    ------------    ------------

Income before cumulative effect of change
       in accounting principle                             40,177          38,596          21,877
Cumulative effect of change in accounting
      principle                                                --              --          (2,048)
                                                     ------------    ------------    ------------

Net income                                           $     40,177    $     38,596    $     19,829
                                                     ============    ============    ============

Net income per common share -
       basic and diluted                             $       1.69    $       1.66    $       0.87
                                                     ============    ============    ============

Weighted average common
      shares outstanding - basic                           23,783          23,225          22,760
                                                     ============    ============    ============

Weighted average common
      shares outstanding - diluted                         23,838          23,255          22,772
                                                     ============    ============    ============


See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (In thousands of dollars)


                                                                        ADDITIONAL
                                                 COMMON STOCK             PAID-IN        RETAINED           TREASURY SHARES
                                             SHARES        AMOUNT         CAPITAL        EARNINGS        SHARES          AMOUNT
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance at March 27, 1998                  19,045,668            191         54,197         102,309        (16,611)           (197)
     Comprehensive income
          Net income                               --             --             --          40,177             --              --
          Unrealized gain                          --             --             --              --             --              --


     Total comprehensive income                    --             --             --              --             --              --
     1.25 to 1 stock split                  4,762,211             48            (48)             --         (4,154)             --
     Treasury shares purchased                     --             --             --              --        (10,000)           (245)
     Long-Term Incentive Plan
          Shares purchased                         --             --             --              --             --              --
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance at March 26, 1999                  23,807,879            239         54,149         142,486        (30,765)           (442)
     Comprehensive income
          Net income                               --             --             --          38,596             --              --
          Unrealized gain (loss), net              --             --             --              --             --              --


     Total comprehensive income                    --             --             --              --             --              --
     Treasury shares purchased, net                --             --             --              --       (737,709)        (12,986)
     Long-Term Incentive Plan
          Shares purchased                         --             --             --              --             --              --
          Terminations                             --             --             --              --        (18,565)           (420)
          Provision                                --             --             --              --             --              --
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance at March 31, 2000                  23,807,879            239         54,149         181,082       (787,039)        (13,848)
     Comprehensive income
          Net income                               --             --             --          19,829             --              --
          Unrealized gain                          --             --             --              --             --              --


     Total comprehensive income                    --             --             --              --             --              --
     Treasury shares purchased, net                --             --             --              --       (121,259)         (1,661)
     Long-Term Incentive Plan
          Shares purchased                         --             --             --              --             --              --
          Terminations                             --             --             --              --        (56,292)         (1,003)
          Provision                                --             --             --              --             --              --
                                         ------------   ------------   ------------    ------------   ------------    ------------
Balance at March 30, 2001                  23,807,879   $        239   $     54,149    $    200,911       (964,590)   $    (16,512)
                                         ============   ============   ============    ============   ============    ============


                                            ACCUMULATED
                                              OTHER
                                           COMPREHENSIVE     UNEARNED
                                               INCOME      COMPENSATION       TOTAL
                                           ------------    ------------    ------------

Balance at March 27, 1998                           556              --         157,056
     Comprehensive income
          Net income                                 --              --          40,177
          Unrealized gain                           639              --             639
                                                                           ------------

     Total comprehensive income                      --              --          40,816
     1.25 to 1 stock split                           --              --              --
     Treasury shares purchased                       --              --            (245)
     Long-Term Incentive Plan
          Shares purchased                           --          (2,302)         (2,302)
                                           ------------    ------------    ------------
Balance at March 26, 1999                         1,195          (2,302)        195,325
     Comprehensive income
          Net income                                 --              --          38,596
          Unrealized gain (loss), net              (392)             --            (392)
                                                                           ------------

     Total comprehensive income                      --              --          38,204
     Treasury shares purchased, net                  --              --         (12,986)
     Long-Term Incentive Plan
          Shares purchased                           --          (4,468)         (4,468)
          Terminations                               --             420              --
          Provision                                  --           1,101           1,101
                                           ------------    ------------    ------------
Balance at March 31, 2000                           803          (5,249)        217,176
     Comprehensive income
          Net income                                 --              --          19,829
          Unrealized gain                         2,066              --           2,066
                                                                           ------------

     Total comprehensive income                      --              --          21,895
     Treasury shares purchased, net                  --              --          (1,661)
     Long-Term Incentive Plan
          Shares purchased                           --          (3,250)         (3,250)
          Terminations                               --           1,003              --
          Provision                                  --           1,492           1,492
                                           ------------    ------------    ------------
Balance at March 30, 2001                  $      2,869    $     (6,004)   $    235,652
                                           ============    ============    ============



See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                                    YEAR ENDED
                                                                       --------------------------------------
                                                                        MARCH 26,     MARCH 31,     MARCH 30,
                                                                          1999          2000          2001
                                                                       ----------    ----------    ----------
OPERATING ACTIVITIES
 Income before cumulative effect of change
     in accounting principle                                           $   40,177    $   38,596    $   21,877
     Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by
          operating activities
              Cumulative effect of change in accounting principle              --            --        (2,048)
              Depreciation                                                  7,588         9,503        10,765
              Amortization                                                  3,982         4,053         4,066
              Deferred income tax benefit                                  (1,807)       (1,411)       (1,792)
              Gain on sale of loans                                       (11,438)       (2,253)           --
              Gain on disposition of assets                                   (45)          (16)          (16)
              Purchases of stock for Long-Term Incentive Plan              (2,302)       (4,468)       (3,250)
              Provision for Long-Term Incentive Plan                           --         1,101         1,492
              Changes in operating assets and liabilities
                 Accounts receivable                                        6,586        (7,077)        5,228
                 Inventories                                              (14,477)           17        (3,272)
                 Prepaid expenses and other current assets                     48           342        (1,097)
                 Other assets                                             (10,213)          409         2,708
                 Accounts payable and accrued expenses                      4,524        (1,102)      (12,129)
                                                                       ----------    ----------    ----------
     Cash provided by operations                                           22,623        37,694        22,532
Loans originated                                                         (160,690)     (154,457)     (142,635)
Sale of loans                                                             158,133       152,637       143,956
                                                                       ----------    ----------    ----------
Net cash provided by operating activities                                  20,066        35,874        23,853

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                (20,846)      (15,933)      (14,147)
Purchases of investments                                                  (23,900)      (10,197)      (11,769)
Sales of investments                                                       11,824         3,424         9,702
Proceeds from disposition of assets                                            97            20           276
                                                                       ----------    ----------    ----------
Net cash used in investing activities                                     (32,825)      (22,686)      (15,938)

FINANCING ACTIVITIES
Net proceeds from floor plan payable                                       49,288         9,756         6,139
Borrowings (payments) on line of credit                                   (17,000)           --            --
Principal payments on notes payable and
     long-term debt                                                          (944)         (233)         (241)
Net purchases of treasury stock                                              (245)      (12,986)       (1,661)
                                                                       ----------    ----------    ----------
Net cash provided by (used in) financing activities                        31,099        (3,463)        4,237

Net increase in cash and cash equivalents                                  18,340         9,725        12,152
Cash and cash equivalents at beginning of year                             21,073        39,413        49,138
                                                                       ----------    ----------    ----------
Cash and cash equivalents at end of year                               $   39,413    $   49,138    $   61,290
                                                                       ==========    ==========    ==========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                                                               $    9,024    $   10,206    $   12,670
Income taxes                                                           $   28,625    $   26,182    $   17,874



See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. (the "Company") and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on the last Friday in March. Fiscal years 1999, 2000 and 2001 contained 52, 53 and 52 weeks, respectively. Headquartered in Addison, Texas, the Company markets manufactured homes nationwide through vertically integrated operations, encompassing manufacturing, marketing, financing and insurance.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used by management in preparation of the financial statements.

REVENUE RECOGNITION

Effective April 1, 2000, in accordance with Staff Accounting Bulletin No. 101, the Company changed its method of accounting for revenue recognition for retail sales. Historically, the Company recognized revenues for its retail home sales when the home was delivered. Under its new accounting method, adopted in the fourth quarter of 2001 retroactive to April 1, 2000, the Company now recognizes revenue for retail sales when the home is delivered and permanently located at the customer's site. The second and third quarters of 2001 have not been restated for the change because the effect on such quarters is immaterial. Furthermore, the effect of the change on the fourth quarter was immaterial. The cumulative effect of the change on prior years resulted in a charge to net income of $2,048,000 (after income taxes of $1,366,000 which is included in results for fiscal 2001). The effect of the change on fiscal 2001 was to increase income before the cumulative effect of the accounting change by $101,000 and decrease net income by approximately $2.0 million ($0.09 per share). For the first quarter of 2001, the Company recognized $11,535,000 in revenues that are included in the cumulative effect adjustment as of April 1, 2000. Pro-forma amounts (assuming the change is applied retroactively) for periods prior to 2001 are not materially different from reported results and are not presented.

Retail sales are recognized when a down payment is received, the customer enters into a legally binding installment sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer's site. Homes sold to independent retailers are recognized when the home is shipped which is when the title passes to the independent retailer.

Most of the homes sold to independent retailers are financed through standard industry arrangements which include repurchase agreements (see Note 14). The Company extends credit in the normal course of business under normal trade terms and our receivables are subject to normal industry risk.

CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company's finance subsidiary, originates and sells loan contracts to national consumer finance companies and receives cash and/or retains a residual interest in the interest generated by the sold contracts. The fair value of the residual interest is determined using a number of market based assumptions. The gain on the sale of these contracts is included in revenues net of any estimated credit losses while unrealized gains are included as a component of retained earnings. The interest income is shared between CountryPlace and the national consumer finance companies on a predetermined basis for all loans and losses resulting from defaults or prepayments are shared in some cases.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

During the fiscal years ended March 31, 2000 and March 30, 2001, the Company recognized approximately $6.7 million and $5.0 million in gains, of which in 2001 none were noncash. The Company had $1.1 million and $1.1 million in unrealized gains for the fiscal years ended March 31, 2000 and March 30, 2001, respectively. Additionally, as of March 31, 2000 and March 30, 2001, the Company had net receivables of approximately $8.0 million and $8.2 million, respectively, related to the retained residual interests of loan contracts previously sold by CountryPlace.

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

GOODWILL

Goodwill is the excess of cost over fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited - between 10 and 20 years. The Company evaluates the existence of goodwill impairment on the basis of whether the goodwill is fully recoverable from projected, undiscounted future cash flows.

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

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

In computing both basic and diluted earnings per share, the number of weighted average shares outstanding during the periods presented were used.


RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.


2. INVENTORIES

Inventories consist of the following:

                                            MARCH 31,    MARCH 30,
                                              2000         2001
                                           ----------   ----------
                                               (in thousands)
Raw materials                              $    7,376   $    7,627
Work in process                                 3,424        3,075
Finished goods - manufacturing                    629           68
Finished goods - retail                       111,216      115,147
                                           ----------   ----------
                                           $  122,645   $  125,917
                                           ==========   ==========

3. INVESTMENTS

The Company's investments totaled $22,423,000 and $25,132,000 at March 31, 2000 and March 30, 2001, respectively. The fair value of the available-for-sale securities was $17,134,000 and $20,469,000, resulting in net unrealized gains (losses) recorded of $(1,517,000) and $961,000 at March 31, 2000 and March 30, 2001, respectively. The majority of the available-for-sale securities consist of U.S. government related obligations and other debt obligations with contractual maturities of generally 2 to 11 years. The remaining of the Company's investments are classified as trading securities.

4. GOODWILL

Goodwill was $67,584,000 at March 31, 2000 and $67,720,000 at March 30, 2001,
with accumulated amortization of $10,811,000 and $14,780,000, respectively, as of those dates.

5. FLOOR PLAN PAYABLE

The Company has floor plan facilities totaling $150.0 million, which include an overline facility of $10.0 million through April 30, 2001 and $5.0 million effective May 1, 2001 through May 30, 2001. These facilities are obtained from financial institutions to finance a major portion of the Company's home inventory at its retail superstores and they are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities are prime (8.0% at March 30, 2001). One facility expires June 30, 2001 and requires notification 12 months prior to cancellation, while the other expires September 11, 2001 and requires notification six months prior to cancellation. The Company expects to negotiate similar facilities during fiscal 2002. The Company had $138,608,000 and $144,747,000 outstanding on these floor plan credit facilities at March 31, 2000 and March 30, 2001, respectively.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. One agreement allows the Company to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The other agreement allows the Company to invest up to 25% of the outstanding amount owed to the financial institution. Interest rates on the amounts invested range from prime (8.0% at March 30, 2001) to prime minus 0.5%. The Company had $47,000,000 and $16,175,000 invested at March 31, 2000 and March 30, 2001, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Consolidated Balance Sheets.

6. LINE OF CREDIT

The Company has a $25.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (5.1% at March 30, 2001) plus 1.2% or the prime rate (8.0% at March 30, 2001) minus 1.0%.

The line of credit contains provisions regarding minimum net worth requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The line of credit is available through June 27, 2001. The Company had zero outstanding on this line of credit at March 31, 2000 and March 30, 2001. At March 30, 2001, the additional floor plan credit facilities discussed in Note 5 effectively reduced the amount available under the line of credit to $13.4 million.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                            MARCH 31,    MARCH 30,
                                              2000         2001
                                           ----------   ----------
                                               (in thousands)
Salaries, wages and benefits               $   15,997   $   12,953
Accrued expenses on homes sold                 12,616        8,020
Warranty                                        6,406        5,248
Customer deposits                               5,697        7,508
Other                                          11,886       14,683
                                           ----------   ----------
                                           $   52,602   $   48,412
                                           ==========   ==========

8. LONG-TERM DEBT

Long-term debt consists of the following:

                                                  MARCH 31,     MARCH 30,
                                                    2000          2001
                                                 ----------    ----------
                                                      (in thousands)
Economic development revenue bonds;
interest payable monthly at 7.54%; monthly
interest and principal payments of $40,029
through February 2001, $31,393 through
January 2006 with final payment of
$2,002,040 in February 2006                      $    3,149    $    2,908

Less current portion                                   (243)         (163)
                                                 ----------    ----------
Long-term debt, less current portion             $    2,906    $    2,745
                                                 ==========    ==========

The revenue bonds require the maintenance of certain financial statement ratios, prohibit the payment of dividends and are collateralized by certain fixed assets having a carrying value as of March 30, 2001 of $5,652,000.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

Scheduled maturities of long-term debt are as follows (in thousands):

FISCAL YEAR                             AMOUNT
-----------                           ----------
2002                                  $      163
2003                                         176
2004                                         190
2005                                         204
2006 and thereafter                        2,175
                                      ----------
                                      $    2,908
                                      ==========

The carrying value of the Company's long-term debt approximates its fair value.

9. INCOME TAXES

Income tax expense for fiscal years 1999, 2000 and 2001 is as follows:

                                   MARCH 26,       MARCH 31,       MARCH 30,
                                     1999            2000            2001
                                 ------------    ------------    ------------
                                                (in thousands)
Current
Federal                          $     25,144    $     24,616    $     14,687
State                                   2,831           2,381           1,440

Deferred                               (1,187)         (1,972)         (2,093)
                                 ------------    ------------    ------------
Total income taxes               $     26,788    $     25,025    $     14,034
                                 ============    ============    ============

Significant components of deferred tax assets and liabilities are as follows:

                                                 MARCH 31,     MARCH 30,
                                                   2000          2001
                                                ----------    ----------
                                                     (in thousands)
Current deferred tax assets
     Warranty reserves                          $    2,242    $    2,585
     Accrued liabilities                             2,680         3,219
     Inventory                                         457           319
     Other                                           1,319         2,613
                                                ----------    ----------
                                                     6,698         8,736

Non-current deferred tax assets
     Unrecognized income                             3,207         3,253
                                                ----------    ----------
         Total deferred tax assets                   9,905        11,989

Deferred tax liabilities
     Tax benefits purchased                          2,624         2,266
     Property and equipment                           (767)       (1,583)
     Other                                           2,077         2,200
                                                ----------    ----------
         Total deferred tax liabilities              3,934         2,883
                                                ----------    ----------
Net deferred income tax assets                  $    5,971    $    9,106
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

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

Income tax expense for fiscal year 2001 does not include approximately $1,366,000 in income tax benefit provided for the cumulative effect of a change in accounting principle.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons:

                                                       MARCH 26,       MARCH 31,        MARCH 30,
                                                         1999            2000             2001
                                                     ------------    ------------     ------------
                                                                    (in thousands)
Tax at statutory rate                                $     23,437    $     22,268     $     12,567
Increases (decreases)
      State taxes - net of federal tax benefit              1,840           1,547              939
      Goodwill amortization                                 1,023           1,011            1,016
      Tax exempt interest                                      --            (166)            (162)
      Other                                                   488             365             (326)
                                                     ------------    ------------     ------------
Income tax expense                                   $     26,788    $     25,025     $     14,034
                                                     ============    ============     ============
Effective tax rate                                           40.0%           39.3%            39.1%
                                                     ============    ============     ============


10. SHAREHOLDERS' EQUITY

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

11.  LONG-TERM INCENTIVE PLAN

Effective March 29, 1999, the Board of Directors approved the Fiscal Year 2000 Long-Term Incentive Plan (the "Plan") whereby certain key associates received awards of restricted common stock. The Company's Chairman, President and Executive Vice President do not participate in the plan. Shares awarded under the Plan are purchased by the Company in the open market. These restricted stock awards give the associate the right to receive a specific number of shares of common stock contingent upon remaining an associate of the Company for a specified period. Effective April 3, 2000 and April 2, 2001, the Board of Directors approved the Fiscal Year 2001 Long-Term Incentive Plan (the "2001 Plan") and the Fiscal Year 2002 Long-Term Incentive Plan (the "2002 Plan"), respectively. The 2001 Plan and the 2002 Plan have substantially the same terms as the Plan.

The unamortized cost of the common stock acquired by the Company for the participants in the plans is reflected as "Unearned Compensation" in the accompanying Consolidated Balance Sheets. The plans are administered by a committee authorized by the Board of Directors.

12. EMPLOYEE PLAN

The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401k Plan. The Company matches 50% of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $2,163,000, $1,916,000 and $2,021,000 in fiscal years 1999, 2000 and 2001, respectively.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

13. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 30, 2001, are as follows (in thousands):

FISCAL YEAR                         AMOUNT
-----------                      ------------
   2002                          $      6,361
   2003                                 3,869
   2004                                 2,113
   2005                                 1,081
   2006 and thereafter                  2,718
                                 ------------
                                 $     16,142
                                 ============

Rent expense (net of sublease income) was $6,811,000, $9,047,000 and $8,991,000 for fiscal years 1999, 2000 and 2001, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 30, 2001, the Company estimates that our potential obligations under such repurchase agreements were approximately $30.3 million. However, it is management's opinion that no material loss will occur from the repurchase agreements. During fiscal years 1999, 2000 and 2001, net expenses incurred by the Company under these repurchase agreements totaled $29,000, $155,000 and $132,000, respectively.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

14.  BUSINESS SEGMENT INFORMATION

The Company operates primarily in three business segments: retail, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the periods indicated (in thousands):

                                                                   YEAR ENDED
                                                  --------------------------------------------
                                                    MARCH 26,       MARCH 31,       MARCH 30,
                                                      1999            2000            2001
                                                  ------------    ------------    ------------
Net sales
            Retail                                $    612,730    $    657,781    $    555,752
            Manufacturing                              509,869         480,867         379,345
            Financial services                          24,219          24,689          23,620
                                                  ------------    ------------    ------------
                                                     1,146,818       1,163,337         958,717
            Intersegment sales                        (385,444)       (385,866)       (308,265)
                                                  ------------    ------------    ------------
                                                  $    761,374    $    777,471    $    650,451
                                                  ============    ============    ============

Income from operations
            Retail                                $     27,088    $     26,955    $     11,508
            Manufacturing                               51,042          45,078          37,831
            Financial services                          13,183          13,554          11,861
            General corporate expenses                 (16,434)        (18,591)        (18,447)
                                                  ------------    ------------    ------------
                                                        74,879          66,996          42,753
            Intersegment profits                        (3,119)           (164)         (1,329)
                                                  ------------    ------------    ------------
                                                  $     71,760    $     66,832    $     41,424
                                                  ============    ============    ============

            Interest expense                      $     (9,728)   $    (10,245)   $    (12,792)
            Other income                                 4,933           7,034           7,279
                                                  ------------    ------------    ------------
            Income before income taxes and
                 cumulative effect of change
                 in accounting principle          $     66,965    $     63,621    $     35,911
                                                  ============    ============    ============

Identifiable assets
            Retail                                $    167,444    $    198,535    $    203,946
            Manufacturing                              215,403         208,980         213,393
            Financial services                          34,888          40,213          40,268
            Other                                        9,675           9,446          10,761
                                                  ------------    ------------    ------------
                                                  $    427,410    $    457,174    $    468,368
                                                  ============    ============    ============
Depreciation and amortization
            Retail                                $      6,595    $      8,020    $      8,772
            Manufacturing                                4,508           4,989           5,373
            Financial services                             148             191             164
            Other                                          319             356             522
                                                  ------------    ------------    ------------
                                                  $     11,570    $     13,556    $     14,831
                                                  ============    ============    ============
Capital expenditures
            Retail                                $     11,722    $     10,069    $      8,150
            Manufacturing                                8,757           5,469           5,895
            Financial services                              88              88              16
            Other                                          279             307              86
                                                  ------------    ------------    ------------
                                                  $     20,846    $     15,933    $     14,147
                                                  ============    ============    ============

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2000 and 2001.

                                                FIRST         SECOND       THIRD        FOURTH
                                               QUARTER       QUARTER      QUARTER       QUARTER       TOTAL
                                              ----------    ----------   ----------   ----------   ----------
                                                          (in thousands, except per share data)
FISCAL YEAR ENDED
MARCH 31, 2000
      Net sales                               $  218,575    $  193,678   $  187,617   $  177,601   $  777,471
      Gross profit                                67,510        63,510       60,576       55,460      247,056
      Income from operations                      20,399        17,001       17,320       12,112       66,832
      Net income                                  11,615        10,507        9,474        7,000       38,596
      Earnings per share                             .49           .45          .41          .31         1.66

FISCAL YEAR ENDED
MARCH 30, 2001
      Net sales                               $  190,885    $  175,813   $  145,934   $  137,819   $  650,451
      Gross profit                                59,391        57,052       45,531       45,346      207,320
      Income from operations                      14,365        13,016        7,280        6,763       41,424
      Income before cumulative
         effect of change in accounting
         principle                                 7,653         7,667        3,167        3,390       21,877
      Cumulative effect of change
         in accounting principle                  (2,048)           --           --           --       (2,048)
      Net income                                   5,605         7,667        3,167        3,390       19,829
      Earnings per share                             .24           .34          .14          .15          .87

Quarterly data for the first quarter of fiscal year 2001 has been restated to comply with Staff Accounting Bulletin No. 101. The effect of the change on the first quarter of fiscal year 2001 was to increase income before the cumulative effect of the accounting change by approximately $2.0 million ($0.09 per share). The effect of the change on the second, third and fourth quarters was immaterial.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Information with respect to the Company's Board of Directors and executive officers is incorporated by reference from pages 3 through 6 of the Company's definitive Proxy Statement filed with the SEC on May 30, 2001 in connection with the Annual Meeting of Shareholders to be held June 27, 2001.

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


ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated by reference from pages 10 through 12 of The Company's definitive Proxy Statement filed with the SEC on May 30, 2001 in connection with the Annual Meeting of Shareholders to be held June 27, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from pages 7 and 8 of the Company's definitive Proxy Statement filed with the SEC on May 30, 2001 in connection with the Annual Meeting of Shareholders to be held June 27, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                  The Company's Consolidated Financial Statements for the year ended March 30, 2001 are included on pages 17 through 30 of this report.

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

----------
* Filed herewith

         (b) None.

         (c) See Item 14(a)(3) above.

         (d) None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on May 30, 2001.

                                           PALM HARBOR HOMES, INC.

                                           /s/ Lee Posey
                                           ------------------------------------
                                           Lee Posey, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 30, 2001 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

         SIGNATURES                                    TITLE                                    DATE
         ----------                                    -----                                    ----

/s/ Lee Posey                            Chairman of the Board and Director                  May 30, 2001
-------------------------------          (Principal Executive Officer)
Lee Posey

/s/ Larry Keener                         Chief Executive Officer,                            May 30, 2001
-------------------------------          President and Director
Larry Keener

/s/ Scott W. Chaney                      Executive Vice President and Director               May 30, 2001
-------------------------------
Scott W. Chaney

/s/ Kelly Tacke                          Vice President-Finance,                             May 30, 2001
-------------------------------          Chief Financial Officer and Secretary
Kelly Tacke                              (Principal Financial and Accounting Officer)

/s/  William R. Thomas                   Director                                            May 30, 2001
-------------------------------
William R. Thomas

/s/ Walter D. Rosenberg, Jr.             Director                                            May 30, 2001
-------------------------------
Walter D. Rosenberg, Jr.

/s/ Frederick R. Meyer                   Director                                            May 30, 2001
-------------------------------
Frederick R. Meyer

/s/ John H. Wilson                       Director                                            May 30, 2001
-------------------------------
John H. Wilson

/s/ A. Gary Shilling                     Director                                            May 30, 2001
-------------------------------
A. Gary Shilling

/s/ Jerry Mallonee                       Director                                            May 30, 2001
-------------------------------
Jerry Mallonee

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
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

----------
* Filed herewith