Form 10-Q
period 2001-06-29
PALM HARBOR HOMES INC /FL/
filed 2001-08-10
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001

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

Shares of common stock $.01 par value, outstanding on August 7, 2001 -
22,836,891.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         JUNE 29,         MARCH 30,
                                                           2001              2001
                                                       ------------      ------------
                                                       (Unaudited)
ASSETS
     Cash and cash equivalents                         $     61,380      $     61,290
     Investments                                             25,983            25,132
     Receivables                                             99,239            86,235
     Inventories                                            117,382           125,917
     Prepaid expenses and other current assets                8,365             8,882
                                                       ------------      ------------
         Total current assets                               312,349           307,456


     Other assets                                            71,626            70,798
     Property, plant and equipment, net                      89,457            90,114
                                                       ------------      ------------

TOTAL ASSETS                                           $    473,432      $    468,368
                                                       ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                  $     36,017      $     33,766
     Floor plan payable                                     133,863           144,747
     Accrued liabilities                                     55,802            48,412
     Current portion of long-term debt                          166               163
                                                       ------------      ------------
         Total current liabilities                          225,848           227,088
     Long-term debt, less current portion                     2,700             2,745
     Deferred income taxes                                    2,498             2,883
     Shareholders" equity:
       Common stock, $.01 par value                             239               239
       Additional paid-in capital                            54,149            54,149
       Retained earnings                                    206,688           200,911
       Accumulated other comprehensive income                 3,115             2,869
                                                       ------------      ------------
                                                            264,191           258,168
       Less treasury shares                                 (16,619)          (16,512)
       Unearned compensation                                 (5,186)           (6,004)
                                                       ------------      ------------
         Total shareholders' equity                         242,386           235,652
                                                       ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    473,432      $    468,368
                                                       ============      ============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                         JUNE 29,           JUNE 30,
                                                           2001              2000
                                                       ------------      ------------

Net sales                                              $    172,560      $    190,885

Cost of sales                                               120,621           131,494
Selling, general and administrative expenses                 40,929            45,026
                                                       ------------      ------------
Income from operations                                       11,010            14,365

Interest expense                                             (2,621)           (2,994)
Interest income and other                                     1,178             1,383
                                                       ------------      ------------

Income before income taxes and cumulative
   effect of change in accounting principle                   9,567            12,754

Income tax expense                                            3,790             5,101
                                                       ------------      ------------
Income before cumulative effect of change
   in accounting principle                                    5,777             7,653

Cumulative effect of change in
   accounting principle                                          --            (2,048)
                                                       ------------      ------------

Net income                                             $      5,777      $      5,605
                                                       ============      ============

Net income per common share -
   basic and diluted                                   $       0.25      $       0.24
                                                       ============      ============

Weighted average common
   shares outstanding - basic                                22,840            23,010
                                                       ============      ============

Weighted average common
   shares outstanding - diluted                              22,840            23,027
                                                       ============      ============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                      JUNE 29, 2001      JUNE 30, 2000
                                                                      -------------      -------------
Operating Activities
Income before cumulative effect of change
   in accounting principle                                             $      5,777      $      7,653
     Adjustments to reconcile income before cumulative effect
       of change in accounting principle to net cash provided
       by operating activities:
          Cumulative effect of change in accounting principle                    --            (2,048)
          Depreciation                                                        2,902             2,613
          Amortization                                                           24             1,023
          Deferred income tax benefit                                          (684)             (320)
          Provision for long-term incentive plan                                717               541
          Changes in operating assets and liabilities:
              Accounts receivable                                           (12,740)           10,694
              Inventories                                                     8,535            (3,465)
              Prepaid expenses and other current assets                         816             1,005
              Other assets                                                     (852)           (1,002)
              Accounts payable and accrued liabilities                        9,641             6,304
                                                                       ------------      ------------
Cash provided by operations                                                  14,136            22,998
          Loans originated                                                  (26,113)          (39,006)
          Sale of loans                                                      26,095            38,177
                                                                       ------------      ------------
Net cash provided by operating activities                                    14,118            22,169

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                   (2,245)           (3,568)
Purchases of investments                                                     (3,174)           (1,188)
Sales of investments                                                          2,323                95
                                                                       ------------      ------------
Net cash used in investing activities                                        (3,096)           (4,661)

FINANCING ACTIVITIES
Net payments on floor plan payable                                          (10,884)           (1,960)
Principal payments on notes payable and long-term debt                          (42)              (80)
Net purchases of treasury stock                                                  (6)             (409)
                                                                       ------------      ------------
Net cash used in financing activities                                       (10,932)           (2,449)
                                                                       ------------      ------------

Net increase in cash and cash equivalents                                        90            15,059
Cash and cash equivalents at beginning of period                             61,290            49,138
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $     61,380      $     64,197
                                                                       ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                           $      3,234      $      2,862
    Income taxes                                                                 33             1,550

See accompanying notes.

                             PALM HARBOR HOMES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 30, 2001. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.       Inventories

         Inventories consist of the following (in thousands):

                                                                 JUNE 29,         MARCH 30,
                                                                   2001             2001
                                                               ------------     ------------

                  Raw materials                                $      7,434     $      7,627
                  Work in process                                     3,081            3,075
                  Finished goods - manufacturing                         55               68
                  Finished goods - retail                           106,812          115,147
                                                               ------------     ------------
                                                               $    117,382     $    125,917
                                                               ============     ============

3.       Floor Plan Payable

         The Company has floor plan credit facilities totaling $165.0 million from financial institutions to finance a major portion of the Company's home inventory at its retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (6.75% at June 29, 2001) to prime plus 1.0%. The Company has one facility which expires June 28, 2003 and another facility which expires September 11, 2001. Both of these facilities require notification from the financial institution six months prior to cancellation. Another facility expired June 30, 2001 and requires notification from the financial institution 12 months prior to cancellation. Such notification has not been received by the Company from any of the financial institutions. The financial institution has extended all aspects of this existing facility until a similar facility can be negotiated. The Company had $133.9 million and $144.7 million outstanding on these floor plan credit facilities at June 29, 2001 and March 30, 2001, respectively.

         The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. One agreement allows the Company to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. Another agreement allows the Company to invest up to 25% of the outstanding amount owed to the financial institution. Interest rates on the amounts invested range from prime (6.75% at June 29, 2001) to prime minus 0.5%. The Company had $12.8 million and $16.2 invested at June 29, 2001 and March 30, 2001, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheets.

4.       Line of Credit

         The Company has a $20.0 million secured and a $15.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (3.8% at June 29, 2001) plus 2.00% or the prime rate (6.75% at June 29, 2001) minus 0.25%. The line of credit contains provisions regarding minimum financial requirements and certain indebtedness limitations which would limit the amount available for future borrowings. Currently, the amount available is $35.0 million less letters of credit totaling $2.6 million. The line is available through June 26, 2002 and requires an annual commitment fee of up to $50,000. The Company had no amounts outstanding on the line of credit at June 29, 2001 and March 30, 2001.

5.       Reclassification

         Certain prior period amounts have been reclassified to conform to the current period presentation.

6.       Business Segment Information

         The Company operates primarily in three business segments - retail, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the three month periods ending June 29, 2001 and June 30, 2000 (in thousands):

                                                   JUNE 29,          JUNE 30,
                                                     2001              2000
                                                 ------------      ------------
Net sales
    Retail                                       $    149,878      $    163,549
    Manufacturing                                      94,513           110,353
    Financial services                                  5,930             6,172
                                                 ------------      ------------
                                                      250,321           280,074
    Intersegment sales                                (77,761)          (89,189)
                                                 ------------      ------------
                                                 $    172,560      $    190,885
                                                 ------------      ------------
Income from operations
    Retail                                       $      3,681      $      5,493
    Manufacturing                                       8,962            10,586
    Financial services                                  2,516             2,788
    General corporate expenses                         (4,245)           (4,023)
                                                 ------------      ------------
                                                       10,914            14,844
    Intersegment profits                                   96              (479)
                                                 ------------      ------------
                                                 $     11,010      $     14,365
                                                 ------------      ------------

    Interest expense                             $     (2,621)     $     (2,994)
    Interest income and other                           1,178             1,383
                                                 ------------      ------------
    Income before income taxes and
         cumulative effect of change in
         accounting principle                    $      9,567      $     12,754
                                                 ============      ============

7.       New Accounting Pronouncement

         Effective March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The adoption of SFAS No. 142 is not expected to have a material effect on the financial statements. However, with the new requirements recently published, the fair values of the respective reporting units have not been finally determined. The Company has six months from the adoption date to review goodwill for impairment and make any necessary adjustments to fiscal year 2002 results. The adoption of the new standard increased net income by $0.5 million or $0.02 per share to $0.25 per share for the quarter ended June 29, 2001. Comparative pro forma results for the three months ended June 30, 2000 would have increased income before cumulative effect of change in accounting principle and net income by $0.5 million or $0.02 per share to $0.26 per share. The Company had $53.1 million and $52.9 million in Goodwill at June 29, 2001 and March 30, 2001, respectively, and has classified these amounts as Other assets in the accompanying Condensed Consolidated Balance Sheets.

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The manufactured housing industry continues to be affected by the tightening of credit standards which began in mid-1999 and has resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants. Despite these difficult industry conditions, all of the Company's business segments were profitable this quarter. Additionally, the Company profitably increased market share, maintained strong gross margin, decreased fixed expenses and reduced retail inventories, while continuing its controlled growth strategy of opening new retail superstores.

The Company has cash and cash equivalents of $61.4 million, after investing $20.5 million in the Company's common stock buyback program, and virtually no long-term debt. The Company's practice of manufacturing only to order has enabled the Company to continue to tightly manage inventories with the average new home inventory per superstore averaging $710,000 per location, a decline of approximately $100,000, or 12%, compared to the year-earlier period.

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.

                                                                                         THREE MONTHS ENDED
                                                                                     JUNE 29,           JUNE 30,
                                                                                       2001               2000
                                                                                   ------------       ------------

                  Net sales                                                               100.0%             100.0%
                  Cost of sales                                                            69.9               68.9
                                                                                   ------------       ------------
                       Gross profit                                                        30.1               31.1
                  Selling, general and administrative expenses                             23.7               23.6
                                                                                   ------------       ------------
                       Income from operations                                               6.4                7.5
                  Interest expense                                                         (1.5)              (1.6)
                  Interest income and other                                                 0.7                0.7
                                                                                   ------------       ------------
                      Income before income taxes and cumulative
                          effect of change in accounting principle                          5.6                6.6
                  Income tax expense                                                        2.3                2.6
                                                                                   ------------       ------------
                      Income before cumulative effect of change
                          in accounting principle                                           3.3                4.0
                  Cumulative effect of change in accounting principle                        --                1.1
                                                                                   ------------       ------------
                       Net income                                                           3.3%               2.9%
                                                                                   ============       ============

The following table summarizes certain key sales statistics as of and for the three months ended June 29, 2001 and June 30, 2000.

                                                       THREE MONTHS ENDED
                                                   JUNE 29,          JUNE 30,
                                                     2001              2000
                                                 ------------      ------------
Company homes sold through
     Company-owned retail superstores                   2,358             2,662
Total new homes sold                                    2,761             3,240
Internalization rate (1)                                   86%               82%
Average new home price - retail                  $     60,000      $     59,000
Number of retail superstores at
     end of period                                        146               136
Homes sold to independent retailers                       397               550

(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

THREE MONTHS ENDED JUNE 29, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

       NET SALES. Net sales decreased 9.6% to $172.6 million in the first quarter of fiscal 2002 from $190.9 million in the first quarter of fiscal 2001. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry. The volume of homes sold through Company-owned superstores declined 12.1% while overall unit volume, which includes sales to independent retailers, declined 14.8% in the current quarter. This decline in volume is partially offset by an increase in the average selling price of a new home, which resulted from a shift in product mix towards multi-section homes. Multi-section homes represented 90% of the Company's homes sold in the first quarter of fiscal 2002 versus 82% in the first quarter of fiscal 2001. The number of superstores increased from 136 at the end of the first quarter of fiscal 2001 to 146 at the end of the first quarter of fiscal 2002.

       GROSS PROFIT. In the quarter ended June 29, 2001, gross profit margin as a percentage of net sales declined slightly to 30.1% from 31.1% in the quarter ended June 30, 2000. Gross profit decreased 12.5% to $51.9 million in the first quarter of fiscal 2002 from $59.4 million in the first quarter of fiscal 2001. Gross profit was partially impacted by a mid-quarter increase in material costs as well as a decrease in unit volume caused by competitive industry conditions. This decrease is somewhat offset by the Company selling 86% of its homes through Company-owned retail superstores in the first quarter of fiscal 2002 versus 82% in the first quarter of fiscal 2001.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 9.1% from $45.0 million in the quarter ended June 30, 2000 to $40.9 million in the quarter ended June 29, 2001, primarily due to the Company's continued focus on reducing fixed expenses company-wide. This decline was somewhat offset by the Company's commitment to building brand awareness via advertising, startup expenses associated with the new retail superstores opened during the first quarter and training costs associated with people development necessary to continue the Company's planned retail growth. As a percentage of net sales, selling, general and administrative expenses increased slightly, as planned, to 23.7% in the first quarter of fiscal 2002 from 23.6% in the first quarter of fiscal 2001. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INTEREST EXPENSE. Interest expense decreased 12.5% to $2.6 million for the first quarter of fiscal 2002 from $3.0 million in the first quarter of fiscal 2001 primarily due to a decrease in the floor plan liability coupled with a decrease in the prime interest rate from 9.50% in the first quarter of fiscal 2001 to 6.75% in the first quarter of fiscal 2002.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has floor plan credit facilities totaling $165.0 million to finance a major portion of its home inventory at the Company's retail superstores. One facility is with Conseco Finance, a subsidiary of Conseco, Inc., and is secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rate on the facility is prime (6.75% at June 29, 2001). The agreement was effective until June 30, 2001 and required Conseco to provide written notification 12 months prior to cancellation. Conseco has extended all aspects of this existing financing facility until Conseco and the Company can negotiate a similar facility. The Company also has a floor plan credit facility with Deutsche Financial Services for $75.0 million. The Deutsche agreement has substantially the same terms as the agreement with Conseco and is available through September 11, 2001; however, the agreement requires Deutsche to provide written notification six months prior to cancellation. The Company is currently in negotiations with Deutsche to expand the facility. During the first quarter of fiscal 2002, the Company obtained an additional $25.0 million facility from Textron Financial Corporation. The interest rate on the Textron facility ranges from prime (6.75% at June 29, 2001) to prime plus 1.0% depending on the outstanding amounts owed to Textron. The agreement is available through June 28, 2003 and requires Textron to provide written notification six months prior to cancellation. Such written notification has not been received by the Company from any of the financial institutions.

         The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. The agreement with Conseco allows the Company to invest up to fifty percent of the floor plan balance provided that the net of the floor plan balance and investment balance does not fall below $60.0 million. The agreement with Deutsche allows the Company to invest up to 25% of the outstanding amount owed to them. The interest rate on the outstanding borrowings is prime (6.75% at June 29, 2001).

         The Company has a $20.0 million secured and a $15.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (3.8% at June 29, 2001) plus 2.00% or the prime rate (6.75% at June 29, 2001) minus 0.25%. The line of credit contains provisions regarding minimum financial requirements and certain indebtedness limitations which would limit the amount available for future borrowings. Currently, the amount available is $35.0 million less letters of credit totaling $2.6 million. The line is available through June 26, 2002 and requires an annual commitment fee of up to $50,000. The Company had no amounts outstanding on the line of credit at June 29, 2001 and March 30, 2001.

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

       NEW ACCOUNTING PRONOUNCEMENT. Effective March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The adoption of SFAS No. 142 is not expected to have a material effect on the financial statements. However, with the new requirements recently published, the fair values of the respective reporting units have not been finally determined. The Company will be permitted six months from the adoption date to review goodwill for impairment and make any necessary adjustments to fiscal year 2002 results. The adoption of the new standard increased net income by $0.5 million or $0.02 per share to $0.25 per share for the quarter ended June 29, 2001. Comparative pro forma results for the three months ended June 30, 2000 would have increased income before cumulative effect of change in accounting principle and net income by $0.5 million or $0.02 per share to $0.26 per share. The Company had $53.1 million and $52.9 million in Goodwill at June 29, 2001 and March 30, 2001, respectively, and has classified these amounts as Other assets in the accompanying Condensed Consolidated Balance Sheets.

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

       Item 1.    Legal Proceedings - Not applicable

       Item 2.    Changes in Securities - Not applicable

       Item 3.    Defaults upon Senior Securities - Not applicable

       Item 4.    Submission on Matters to a Vote by Security Holders

                  a) The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on June 27, 2001.

                  b) The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

                           Lee Posey
                           Larry H. Keener
                           William R. Thomas
                           Walter D. Rosenberg, Jr.
                           Frederick R. Meyer
                           John H. Wilson
                           A. Gary Shilling
                           Jerry Mallonee

                  c) The tabulation of votes for each Director nominee was as follows:

                           Election of Directors:                     For              Withheld

                           Lee Posey                               20,093,063          191,086
                           Larry H. Keener                         20,092,022          192,127
                           William R. Thomas                       20,277,187            6,962
                           Walter D. Rosenberg, Jr.                20,277,344            6,805
                           Frederick R. Meyer                      20,276,366            7,783
                           John H. Wilson                          20,277,344            6,805
                           A. Gary Shilling                        20,277,344            6,805
                           Jerry Mallonee                          20,276,366            7,783

                  d) To appoint Ernst & Young LLP as independent auditors for the year ending March 29, 2002.

                               For                           Withheld                        Abstaining
                           20,281,322                           784                             2,043

       Item 5.    Other Information - Not applicable

       Item 6.    Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - Not applicable

                  (b)      Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 10, 2001

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