Form 10-Q
period 2001-09-28
PALM HARBOR HOMES INC /FL/
filed 2001-11-06
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Florida                                                  59-1036634
---------------------------------------------                 ---------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer Identification Number)
 or organization)


           15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
     ----------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



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

Shares of common stock $.01 par value, outstanding on November 5, 2001 - 22,816,609.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                       SEPTEMBER 28,        MARCH 30,
                                                            2001              2001
                                                       -------------      ------------
                                                        (Unaudited)
ASSETS
     Cash and cash equivalents                         $      62,826      $     61,290
     Investments                                              26,535            25,132
     Receivables                                             104,286            86,235
     Inventories                                             112,195           125,917
     Prepaid expenses and other current assets                 8,162             8,882
                                                       -------------      ------------
         Total current assets                                314,004           307,456

     Other assets                                             72,602            70,798
     Property, plant and equipment, net                       91,369            90,114
                                                       -------------      ------------

TOTAL ASSETS                                           $     477,975      $    468,368
                                                       =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                  $      35,083      $     33,766
     Floor plan payable                                      132,976           144,747
     Accrued liabilities                                      55,007            48,412
     Current portion of long-term debt                           169               163
                                                       -------------      ------------
         Total current liabilities                           223,235           227,088
     Long-term debt, less current portion                      2,656             2,745
     Deferred income taxes                                     2,270             2,883
     Shareholders' equity:
         Common stock, $.01 par value                            239               239
         Additional paid-in capital                           54,149            54,149
         Retained earnings                                   213,364           200,911
         Accumulated other comprehensive income                3,306             2,869
                                                       -------------      ------------
                                                             271,058           258,168
         Less treasury shares                                (16,876)          (16,512)
         Unearned compensation                                (4,368)           (6,004)
                                                       -------------      ------------
              Total shareholders' equity                     249,814           235,652
                                                       -------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $     477,975      $    468,368
                                                       =============      ============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)


                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                          SEPTEMBER 28,      SEPTEMBER 29,      SEPTEMBER 28,      SEPTEMBER 29,
                                               2001               2000              2001                2000
                                          -------------      -------------      -------------      -------------
Net sales                                 $     173,378      $     175,813      $     345,938      $     366,698
Cost of sales                                   117,818            118,761            238,439            250,255
Selling, general and
    administrative expenses                      43,943             44,036             84,872             89,062
                                          -------------      -------------      -------------      -------------
Income from operations                           11,617             13,016             22,627             27,381

Interest expense                                 (2,101)            (3,206)            (4,722)            (6,200)
Interest income and other                         1,033              2,919              2,211              4,302
                                          -------------      -------------      -------------      -------------
Income before income taxes
    and cumulative effect of
    change in accounting
    principle                                    10,549             12,729             20,116             25,483

Income tax expense                                3,873              5,062              7,663             10,163
                                          -------------      -------------      -------------      -------------

Income before cumulative effect
    of change in accounting
    principle                                     6,676              7,667             12,453             15,320

Cumulative effect of change in
    accounting principle                             --                 --                 --             (2,048)
                                          -------------      -------------      -------------      -------------

Net income                                $       6,676      $       7,667      $      12,453      $      13,272
                                          =============      =============      =============      =============

Net income per common share -
    basic and diluted                     $        0.29      $        0.34      $        0.55      $        0.58
                                          =============      =============      =============      =============

Weighted average common
    shares outstanding - basic                   22,828             22,726             22,831             22,868
                                          =============      =============      =============      =============

Weighted average common
    shares outstanding - diluted                 22,828             22,736             22,831             22,881
                                          =============      =============      =============      =============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                     SEPTEMBER 28,      SEPTEMBER 29,
                                                                          2001               2000
                                                                     -------------      -------------
OPERATING ACTIVITIES
Income before cumulative effect of change in
  accounting principle                                               $      12,453      $      15,320
    Adjustments to reconcile income before cumulative
      effect of change in accounting principle to net cash
      provided by operating activities:
        Cumulative effect of change in accounting principle                     --             (2,048)
        Depreciation                                                         5,849              5,299
        Amortization                                                            47              2,039
        Deferred income tax benefit                                            682               (653)
        Provision for long-term incentive plan                               1,278              1,053
        Changes in operating assets and liabilities:
           Accounts receivable                                             (17,527)            10,652
           Inventories                                                      13,722             (2,269)
           Prepaid expenses and other current assets                          (575)              (118)
           Other assets                                                     (1,851)             2,152
           Accounts payable and accrued liabilities                          7,912                (90)
                                                                     -------------      -------------
  Cash provided by operations                                               21,990             31,337
Loans originated                                                           (72,108)           (75,287)
Sale of loans                                                               72,021             74,464
                                                                     -------------      -------------
Net cash provided by operating activities                                   21,903             30,514

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                  (7,104)            (7,928)
Purchases of investments                                                    (7,888)            (3,871)
Sales of investments                                                         6,485              1,188
                                                                     -------------      -------------
Net cash used in investing activities                                       (8,507)           (10,611)

FINANCING ACTIVITIES
Net payments on floor plan payable                                         (11,771)            (2,670)
Principal payments on notes payable and long-term debt                         (83)              (120)
Net purchases of treasury stock                                                 (6)            (4,779)
                                                                     -------------      -------------
Net cash used in financing activities                                      (11,860)            (7,569)
                                                                     -------------      -------------

Net increase in cash and cash equivalents                                    1,536             12,334
Cash and cash equivalents at beginning of period                            61,290             49,138
                                                                     -------------      -------------
Cash and cash equivalents at end of period                           $      62,826      $      61,472
                                                                     =============      =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                       $       5,123      $       5,965
      Income taxes                                                           4,510              6,990


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

2.       Inventories

         Inventories consist of the following (in thousands):

                                                       SEPTEMBER 28,       MARCH 30,
                                                           2001              2001
                                                       -------------     -------------
                  Raw materials                        $       7,671     $       7,627
                  Work in process                              3,233             3,075
                  Finished goods - manufacturing                 394                68
                  Finished goods - retail                    100,897           115,147
                                                       -------------     -------------
                                                       $     112,195     $     125,917
                                                       =============     =============

3.       Floor Plan Payable

         The Company has floor plan credit facilities with financial institutions totaling $175.0 million to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (6.0% at September 28, 2001) to prime plus 2.0%. One of the Company's facilities, which expired June 30, 2001, requires notification from the financial institution 12 months prior to cancellation. The financial institution has extended all terms of the existing facility indefinitely. The Company has three other facilities which require notification from the financial institution six months prior to cancellation. Such notification has not been received by the Company from any of the financial institutions. The Company had $133.0 million and $144.7 million outstanding on these floor plan credit facilities at September 28, 2001 and March 30, 2001, respectively.

         The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. Interest rates on the amounts invested range from prime (6.0% at September 28, 2001) to prime minus 0.5%. The Company had $10.8 million and $16.2 million invested at September 28, 2001 and March 30, 2001, respectively, and has classified these amounts as cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

4.       Line of Credit

         The Company has a $20.0 million secured and a $15.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option (under certain conditions) of the Company, at either the LIBOR rate (2.6% at September 28, 2001) plus 2.0% or the prime rate (6.0% at September 28, 2001) minus 0.25%. The line of credit contains provisions regarding minimum financial requirements and certain indebtedness limitations, which would limit the amount available for future borrowings. Currently, the amount available of $35.0 million is reduced by letters of credit totaling $2.6 million. The line is available through June 26, 2002 and requires an annual commitment fee of up to $50,000. The Company had no amounts outstanding on the line of credit at September 28, 2001 and March 30, 2001.

5.       Business Segment Information

         The Company operates primarily in three business segments - retail, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the three and six month periods ending September 28, 2001 and September 29, 2000 (in thousands):


                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                         SEPTEMBER 28,      SEPTEMBER 29,      SEPTEMBER 28,      SEPTEMBER 29,
                                             2001               2000               2001                2000
                                         -------------      -------------      -------------      -------------
Net sales
    Retail                               $     150,737      $     152,037      $     300,615      $     315,586
    Manufacturing                               96,209            101,428            190,722            211,781
    Financial services                           5,731              6,018             11,661             12,190
                                         -------------      -------------      -------------      -------------
                                               252,677            259,483            502,998            539,557
    Intersegment sales                         (79,299)           (83,670)          (157,060)          (172,859)
                                         -------------      -------------      -------------      -------------
                                         $     173,378      $     175,813      $     345,938      $     366,698
                                         -------------      -------------      -------------      -------------
Income from operations
    Retail                               $       4,892      $       4,158      $       8,254      $       9,651
    Manufacturing                               10,046             11,045             19,008             21,631
    Financial services                           2,546              3,043              5,381              5,831
    General corporate expenses                  (5,591)            (4,954)            (9,836)            (8,977)
                                         -------------      -------------      -------------      -------------
                                                11,893             13,292             22,807             28,136
    Intersegment profits                          (276)              (276)              (180)              (755)
                                         -------------      -------------      -------------      -------------
                                         $      11,617      $      13,016      $      22,627      $      27,381
                                         -------------      -------------      -------------      -------------

    Interest expense                     $      (2,101)     $      (3,206)     $      (4,722)     $      (6,200)
    Interest income and other                    1,033              2,919              2,211              4,302
                                         -------------      -------------      -------------      -------------
Income before income taxes and
    cumulative effect of change
    in accounting principle              $      10,549      $      12,729      $      20,116      $      25,483
                                         =============      =============      =============      =============

6.       Reclassification

         Certain prior period amounts have been reclassified to conform to the current period presentation.

7.       New Accounting Pronouncement

         Effective March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The adoption of the new standard increased net income by $0.7 million or $0.03 per share to $0.29 per share for the quarter ended September 28, 2001 and $1.1 million or $0.05 per share to $0.55 per share for the six months ended September 29, 2001. Comparative pro forma results for the three and six months ended September 29, 2000 would have increased income before cumulative effect of change in accounting principle and net income by $0.7 million or $0.03 per share to $0.37 per share and $1.1 million or $0.05 per share to $0.63 per share, respectively. The Company had $53.1 million and $52.9 million in goodwill at September 28, 2001 and March 30, 2001, respectively, and has classified these amounts as other assets in the accompanying Condensed Consolidated Balance Sheets.

     PART I.  Financial Information

         Item 1.  Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The manufactured housing industry continues to be challenged by the elevated credit standards which began in mid-1999 and has resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants. Calendar 2001 industry multi-section shipments are off 25%; however the Company is off less than 10%. All of the Company's business segments, as well as each manufacturing facility, were profitable this quarter. Additionally, the Company profitably increased market share, maintained strong gross margin, decreased fixed expenses and reduced retail inventories.

The Company has cash and cash equivalents of $62.8 million after investing over $20 million in the Company's stock buyback program and virtually no long-term debt. The Company's practice of manufacturing only to order has enabled the Company to continue to tightly manage inventories with the average new home inventory per retail superstore declining 9% since the beginning of the fiscal year. Floor plan financing per retail superstore declined 9% as well.

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,      SEPTEMBER 29,
                                                   2001            2000            2001                2000
                                               -------------   -------------   -------------      -------------
       Net sales                                   100.0%           100.0%         100.0%              100.0%
       Cost of sales                                68.0             67.5           68.9                68.2
                                                  ------           ------         ------              ------
            Gross profit                            32.0             32.5           31.1                31.8
       Selling, general and
          administrative expenses                   25.3             25.0           24.5                24.3
                                                  ------           ------         ------              ------
             Income from operations                  6.7              7.5            6.6                 7.5
       Interest expense                             (1.2)            (1.8)          (1.4)               (1.7)
       Interest income and other                     0.6              1.6            0.6                 1.2
                                                  ------           ------         ------              ------

           Income before income taxes
              and cumulative effect of change
              in accounting principle                6.1              7.3            5.8                 7.0
       Income tax expense                            2.2              2.9            2.2                 2.8
                                                  ------           ------         ------              ------
           Income before cumulative effect
              of change in accounting
              principle                              3.9              4.4            3.6                 4.2
       Cumulative effect of change in
         accounting principle                         --               --             --                (0.6)
                                                  ------           ------         ------              ------
             Net income                              3.9%             4.4%           3.6%                3.6%
                                                  ======           ======         ======              ======

The following table summarizes certain key sales statistics as of and for the three and six months ended September 28, 2001 and September 29, 2000.

                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,      SEPTEMBER 29,
                                                   2001            2000            2001                2000
                                               -------------   -------------   -------------      -------------
Company homes sold through
     Company-owned retail superstores              2,361            2,434          4,719               5,096
Total new homes sold                               2,831            2,881          5,592               6,121
Internalization rate (1)                              83%              84%            84%                 83%
Average new home price - retail                  $60,000          $60,000        $60,000             $59,000
Number of retail superstores at
     end of period                                   146              137            146                 137
Homes sold to independent retailers                  458              427            855                 977

(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

THREE MONTHS ENDED SEPTEMBER 28, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2000

       NET SALES. Net sales decreased 1.4% to $173.4 million in the three months ended September 28, 2001 from $175.8 million in the three months ended September 29, 2000. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry. The volume of homes sold through Company-owned superstores declined 3.3% while overall unit volume, which includes sales to independent retailers, declined 1.7% in the current quarter. This decline in volume is partially offset by a shift in product mix towards multi-section homes. 90% of the homes manufactured by the Company were multi-section homes in the second quarter of fiscal 2002 versus 86% in the second quarter of fiscal 2001. The number of superstores increased from 137 at the end of the second quarter of fiscal 2001 to 146 at the end of the second quarter of fiscal 2002.

       GROSS PROFIT. In the quarter ended September 28, 2001, gross profit as a percentage of net sales decreased slightly to 32.0% from 32.5% in the quarter ended September 29, 2000. Gross profit decreased 2.6% to $55.6 million in the second quarter of fiscal 2002 from $57.1 million in the second quarter of fiscal 2001 The Company sold 83% of its homes through Company-owned retail superstores in the second quarter of fiscal 2002 versus 84% in the second quarter of fiscal 2001.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $43.9 million in the quarter ended September 28, 2001 compared to $44.0 million in the quarter ended September 29, 2000, primarily due to the Company's continued focus on reducing fixed expenses company-wide. This decline was somewhat offset by a commitment to building brand awareness via advertising, startup expenses associated with the retail superstores the Company plans to open during the third quarter of fiscal 2002 and training costs associated with people development. As planned, selling, general and administrative expenses increased, as a percentage of net sales, to 25.3% in the second quarter of fiscal 2002 from 25.0% in the second quarter of fiscal 2001. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INTEREST EXPENSE. Interest expense decreased 34.5% to $2.1 million for the second quarter of fiscal 2002 from $3.2 million in the second quarter of fiscal 2001 primarily due to a decrease in the floor plan liability coupled with a decrease in the prime interest rate from 9.5% in the second quarter of fiscal 2001 to 6.0% in the second quarter of fiscal 2002.

SIX MONTHS ENDED SEPTEMBER 28, 2001 COMPARED TO SIX MONTHS
ENDED SEPTEMBER 29, 2000

       NET SALES. Net sales decreased 5.7% to $345.9 million in the six months ended September 28, 2001 from $366.7 million in the six months ended September 29, 2000. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry. The volume of homes sold through Company-owned superstores declined 7.9% while overall unit volume, which includes sales to independent retailers, declined 8.6% in the first two quarters of fiscal 2002 compared to the first two quarters of fiscal 2001. This decline in volume is partially offset by an increase in the average selling price of a new home, which resulted from a continued shift in product mix towards multi-section homes. 91% of the homes manufactured by the Company were multi-section homes in fiscal 2002 versus 83% in fiscal 2001. The number of Company-owned retail superstores increased from 137 at the end of the second quarter of fiscal 2001 to 146 at the end of the second quarter of fiscal 2002.

       GROSS PROFIT. For the six months ended September 28, 2001, gross profit as a percentage of net sales declined slightly to 31.1% from 31.8% in the six months ended September 29, 2000. Gross profit decreased 7.7% to $107.5 million in the first two quarters of fiscal 2002 from $116.4 million in the first two quarters of fiscal 2001. The Company sold 84% of its homes through Company-owned retail superstores in the six months ended September 28, 2001 versus 83% in the six months ended September 29, 2000.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 4.7% to $84.9 million in the six months ended September 28, 2001 from $89.0 million in the six months ended September 29, 2000, primarily due to the Company's continued focus on reducing fixed expenses company-wide. This decline was somewhat offset by a commitment to building brand awareness via advertising, startup expenses associated with the new retail superstores opened during the first six months of fiscal 2002 and training costs associated with people development necessary to continue the Company's planned retail growth. As a percentage of net sales, selling, general and administrative expenses increased slightly, as planned, to 24.5% in the six months ended September 28, 2001 from 24.3% in the six months ended September 29, 2000. This increase is due to the growth in the Company's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INTEREST EXPENSE. Interest expense decreased 23.8% to $4.7 million in the six months ended September 28, 2001 primarily due to a decrease in the floor plan liability coupled with a decrease in the prime interest rate from a range of 9.0% to 9.5% in the first two quarters of fiscal 2001 to a range of 6.0% to 8.0% in the first two quarters of fiscal 2002.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has floor plan credit facilities totaling $175.0 million to finance a major portion of its home inventory at the Company's retail superstores. One facility is with Conseco Finance, a subsidiary of Conseco, Inc. and is secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rate on the facility ranges from prime (6.0% at September 28, 2001) to prime plus 2.0%. The agreement, which expired June 30, 2001, requires Conseco to provide written notification 12 months prior to cancellation. Conseco has extended all terms of this existing financing facility until Conseco and the Company can negotiate a similar facility. The Company has three other facilities with substantially the same terms as the agreement with Conseco. One of these credit facilities is with Deutsche Financial Services for $75.0 million. The interest rate on the Deutsche facility ranges from prime (6.0% at September 28, 2001) to prime plus 1.0%. The agreement is available until Deutsche provides written notification of cancellation six months in advance. Another facility for $25.0 million is with Textron Financial Corporation. The interest rate on the Textron facility ranges from prime (6.0% at September 28, 2001) to prime plus 1.0% depending on the outstanding amounts owed to Textron. The agreement is available through June 28, 2003 and requires Textron to provide written notification six months prior to cancellation. The Company also secured a $10.0 million facility with Transamerica Commercial Finance Corporation. The interest rate on the Transamerica Facility ranges from prime (6.0% at September 28, 2001) to prime plus 1.0%. The agreement is available through October 11, 2002 and requires Transamerica to provide written notification six months prior to cancellation. Such written notification has not been received by the Company from any of the financial institutions.

         The Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. Interest rates on the amounts invested range from prime (6.0% at September 28, 2001) to prime minus 0.5%.

         The Company has a $20.0 million secured and a $15.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option of the Company (under certain conditions), at either the LIBOR rate (2.6% at September 28, 2001) plus 2.0% or the prime rate (6.0% at September 28, 2001) minus 0.25%. The line of credit contains provisions regarding minimum financial requirements and certain indebtedness limitations which would limit the amount available for future borrowings. Currently, the amount available of $35.0 million is reduced by letters of credit totaling $2.6 million. The line is available through June 26, 2002 and requires an annual commitment fee of up to $50,000. The Company had no amounts outstanding on the line of credit at September 28, 2001 and March 30, 2001.

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

       NEW ACCOUNTING PRONOUNCEMENT. Effective March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The adoption of the new standard increased net income by $0.7 million or $0.03 per share to $0.29 per share for the quarter ended September 28, 2001 and $1.1 million or $0.05 per share to $0.55 per share for the six months ended September 28, 2001. Comparative pro forma results for the three and six months ended September 29, 2000 would have increased income before cumulative effect of change in accounting principle and net income by $0.7 million or $0.03 per share to $0.37 per share and $1.1 million or $0.05 per share to $0.63 per share, respectively. The Company had $53.1 million and $52.9 million in goodwill at September 28, 2001 and March 30, 2001, respectively, and has classified these amounts as other assets in the accompanying Condensed Consolidated Balance Sheets.

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

Date: November 6, 2001
                                              Palm Harbor Homes, Inc.
                                             -------------------------
                                                    (Registrant)

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