Form 10-Q
period 2001-12-28
PALM HARBOR HOMES INC /FL/
filed 2002-02-06
CIK 923473

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 28, 2001

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Florida                                       59-1036634
---------------------------------------------    ---------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification Number)
              or organization)



           15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
         -------------------------------------------------------------
               (Address of principal executive offices)    (Zip code)



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

Shares of common stock $.01 par value, outstanding on February 1, 2002 - 22,813,175.

================================================================================

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       DECEMBER 28,    MARCH 30,
                                                           2001           2001
                                                       ------------    ---------
                                                        (Unaudited)
ASSETS
     Cash and cash equivalents                         $     67,401    $  61,290
     Investments                                             28,525       25,132
     Receivables                                             92,376       86,235
     Inventories                                            114,458      125,917
     Other current assets                                     6,855        8,882
                                                       ------------    ---------
           Total current assets                             309,615      307,456

     Other assets                                            72,059       70,798
     Property, plant and equipment, net                      92,000       90,114
                                                       ------------    ---------

TOTAL ASSETS                                           $    473,674    $ 468,368
                                                       ============    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                  $     29,906    $  33,766
     Floor plan payable                                     132,847      144,747
     Accrued liabilities                                     50,453       48,412
     Current portion of long-term debt                          173          163
                                                       ------------    ---------
           Total current liabilities                        213,379      227,088
     Long-term debt, less current portion                     2,612        2,745
     Deferred income taxes                                    1,914        2,883
     Shareholders' equity:
        Common stock, $.01 par value                            239          239
        Additional paid-in capital                           54,149       54,149
        Retained earnings                                   218,537      200,911
        Accumulated other comprehensive income                3,509        2,869
                                                       ------------    ---------
                                                            276,434      258,168
        Less treasury shares                                (17,011)     (16,512)
        Unearned compensation                                (3,654)      (6,004)
                                                       ------------    ---------
           Total shareholders' equity                       255,769      235,652
                                                       ------------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    473,674    $ 468,368
                                                       ============    =========

See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)



                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                       DECEMBER 28,    DECEMBER 29,    DECEMBER 28,    DECEMBER 29,
                                           2001            2000            2001            2000
                                       ------------    ------------    ------------    ------------
Net sales                              $    158,787    $    145,934    $    504,725    $    512,632
Cost of sales                               108,984         100,403         347,423         350,658
Selling, general and
     administrative expenses                 41,608          38,251         126,480         127,313
                                       ------------    ------------    ------------    ------------
Income from operations                        8,195           7,280          30,822          34,661

Interest expense                             (1,922)         (3,332)         (6,644)         (9,531)
Interest income and other                     1,944           1,323           4,155           5,624
                                       ------------    ------------    ------------    ------------
Income before income taxes
     and cumulative effect of
     change in accounting
     principle                                8,217           5,271          28,333          30,754

Income tax expense                            3,044           2,104          10,707          12,267
                                       ------------    ------------    ------------    ------------
Income before cumulative effect
     of change in accounting
     principle                                5,173           3,167          17,626          18,487

Cumulative effect of change in
     accounting principle                        --              --              --          (2,048)
                                       ------------    ------------    ------------    ------------

Net income                             $      5,173    $      3,167    $     17,626    $     16,439
                                       ============    ============    ============    ============

Net income per common share -
basic and diluted                      $       0.23    $       0.14    $       0.77    $       0.72
                                       ============    ============    ============    ============

Weighted average common
shares outstanding - basic                   22,815          22,662          22,823          22,799
                                       ============    ============    ============    ============

Weighted average common
shares outstanding - diluted                 22,815          22,671          22,823          22,810
                                       ============    ============    ============    ============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                   DECEMBER 28,    DECEMBER 29,
                                                                                       2001            2000
                                                                                   ------------    ------------
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting principle                  $     17,626    $     18,487
    Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities:
         Cumulative effect of change in accounting principle                                 --          (2,048)
         Depreciation                                                                     8,878           7,984
         Amortization                                                                        71           3,053
         Deferred income taxes                                                              327            (941)
         Provision for long-term incentive plan                                           1,857           1,342
         Changes in operating assets and liabilities:
           Accounts receivable                                                           (6,307)         17,082
           Inventories                                                                   11,459           1,612
           Prepaid expenses and other current assets                                        731              60
           Other assets                                                                  (1,332)          2,403
           Accounts payable and accrued liabilities                                      (1,819)        (15,992)
                                                                                   ------------    ------------
    Cash provided by operations                                                          31,491          33,042
Loans originated                                                                       (102,531)       (110,028)
Sale of loans                                                                           103,337         108,941
                                                                                   ------------    ------------
Net cash provided by operating activities                                                32,297          31,955

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                              (10,764)        (11,202)
Purchases of investments                                                                (10,677)         (5,427)
Sales of investments                                                                      7,284           1,278
                                                                                   ------------    ------------
Net cash used in investing activities                                                   (14,157)        (15,351)

FINANCING ACTIVITIES
Net payments on floor plan payable                                                      (11,900)           (284)
Principal payments on notes payable and long-term debt                                     (123)           (185)
Net purchases of treasury stock                                                              (6)         (4,911)
                                                                                   ------------    ------------
Net cash used in financing activities                                                   (12,029)         (5,380)

Net increase in cash and cash equivalents                                                 6,111          11,224
Cash and cash equivalents at beginning of period                                         61,290          49,138
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $     67,401    $     60,362
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                                    $      7,158    $      9,011
       Income taxes                                                                      15,401          12,536


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

2.       Inventories

         Inventories consist of the following (in thousands):

                                                        DECEMBER 28,     MARCH 30,
                                                            2001           2001
                                                        ------------     ---------
                  Raw materials                         $      7,377     $   7,627
                  Work in process                              3,040         3,075
                  Finished goods - manufacturing                 696            68
                  Finished goods - retail                    103,345       115,147
                                                        ------------     ---------
                                                        $    114,458     $ 125,917
                                                        ============     =========

3.       Floor Plan Payable

         The Company has floor plan credit facilities with financial institutions totaling $175.0 million to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.75% at December 28, 2001) to prime plus 2.0%. One of the Company's facilities, which expired June 30, 2001, requires notification from the financial institution 12 months prior to cancellation. The financial institution has extended all terms of the existing facility indefinitely. The Company has three other facilities which require notification from the financial institution six months prior to cancellation. Such notification has not been received by the Company from any of the financial institutions. The Company had $132.8 million and $144.7 million outstanding on these floor plan credit facilities at December 28, 2001 and March 30, 2001, respectively.

         One of the Company's floor plan financing agreements permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.75% at December 28, 2001) minus 0.5%. The Company had $10.8 million and $16.2 million invested at December 28, 2001 and March 30, 2001, respectively, and has classified these amounts as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

4.       Line of Credit

         The Company has a $20.0 million secured and a $15.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option (under certain conditions) of the Company, at either the LIBOR rate (1.88% at December 28, 2001) plus 2.0% or the prime rate (4.75% at December 28, 2001) minus 0.25%. The line of credit contains provisions regarding minimum financial requirements and certain indebtedness limitations, which would limit the amount available for future borrowings. Currently, the amount available of $35.0 million is reduced by letters of credit totaling $3.6 million. The line is available through June 26, 2002, and requires an annual commitment fee of up to $50,000. The Company had no amounts outstanding on the line of credit at December 28, 2001 and March 30, 2001.

5.       Business Segment Information

         The Company operates primarily in three business segments - retail, manufacturing and financial services. The following table summarizes information with respect to the Company's business segments for the three and nine month periods ending December 28, 2001 and December 29, 2000 (in thousands):

                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                    DECEMBER 28,    DECEMBER 29,    DECEMBER 28,    DECEMBER 29,
                                        2001            2000            2001            2000
                                    ------------    ------------    ------------    ------------
Net sales
   Retail                           $    135,451    $    124,035    $    436,066    $    439,622
   Manufacturing                          96,445          82,746         287,167         294,527
   Financial services                      5,311           5,489          16,972          17,679
                                    ------------    ------------    ------------    ------------
                                         237,207         212,270         740,205         751,828
   Intersegment sales                    (78,420)        (66,336)       (235,480)       (239,196)
                                    ------------    ------------    ------------    ------------
                                    $    158,787    $    145,934    $    504,725    $    512,632
                                    ------------    ------------    ------------    ------------
Income from operations
   Retail                           $        973    $      1,785    $      9,227    $     11,437
   Manufacturing                           9,641           7,373          28,649          29,004
   Financial services                      2,173           2,757           7,554           8,588
   General corporate expenses             (3,483)         (4,644)        (13,319)        (13,622)
                                    ------------    ------------    ------------    ------------
                                           9,304           7,271          32,111          35,407
   Intersegment profits                   (1,109)              9          (1,289)           (746)
                                    ------------    ------------    ------------    ------------
                                    $      8,195    $      7,280    $     30,822    $     34,661
                                    ------------    ------------    ------------    ------------

   Interest expense                 $     (1,922)   $     (3,332)   $     (6,644)   $     (9,531)
   Interest income and other               1,944           1,323           4,155           5,624
                                    ------------    ------------    ------------    ------------
Income before income taxes and
   cumulative effect of change
   in accounting principle          $      8,217    $      5,271    $     28,333    $     30,754
                                    ============    ============    ============    ============

6.       Reclassification

         Certain prior period amounts have been reclassified to conform to the current period presentation.

7.       New Accounting Pronouncement

         Effective March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The adoption of the new standard increased net income by $0.7 million, or $0.03 per share, to $0.23 per share for the quarter ended December 28, 2001 and $1.8 million, or $0.08 per share, to $0.77 per share for the nine months ended December 28, 2001. Comparative pro forma results for the three and nine months ended December 29, 2000 would have increased income before cumulative effect of change in accounting principle and net income by $0.7 million, or $0.03 per share , to $0.17 per share and $1.8 million, or $0.08 per share, to $0.80 per share, respectively. The Company had $53.1 million and $52.9 million in goodwill at December 28, 2001 and March 30, 2001, respectively, and has classified these amounts as Other assets in the accompanying Condensed Consolidated Balance Sheets.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The manufactured housing industry continues to be affected by three major challenges - retail financing availability, repossessions and retail inventory levels. Elevated credit standards, which began in mid-1999, resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants. Calendar 2001 industry multi-section shipments are down 20% from a year ago; however the Company's shipments declined less than 5% during this same period. All of the Company's business segments, as well as each manufacturing facility, were profitable this quarter. Additionally, the Company maintained strong gross margins, profitably increased market share, reduced retail inventories per superstore and increased consolidated net income, while continuing its controlled growth strategy of opening new retail superstores.

The Company has cash and cash equivalents of $67.4 million after investing over $20 million in the Company's stock buyback program and virtually no long-term debt. In addition, the Company's practice of manufacturing only to order has enabled the Company to continue to tightly manage inventories with the average new home inventory per retail superstore declining 8% since the beginning of the fiscal year. Floor plan financing per retail superstore declined 12% as well.

The following table sets forth certain items of the Company's statement of income as a percentage of net sales for the period indicated.

                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                             DECEMBER 28,       DECEMBER 29,       DECEMBER 28,       DECEMBER 29,
                                                 2001               2000               2001              2000
                                             ------------       ------------       ------------       ------------
       Net sales                                 100.0%             100.0%             100.0%             100.0%
       Cost of sales                              68.6               68.8               68.8               68.4
                                                ------             ------             ------             ------
            Gross profit                          31.4               31.2               31.2               31.6
       Selling, general and
          administrative expenses                 26.2               26.2               25.1               24.9
                                                ------             ------             ------             ------
            Income from operations                 5.2                5.0                6.1                6.7
       Interest expense                           (1.2)              (2.3)              (1.3)              (1.8)
       Interest income and other                   1.2                0.9                0.8                1.1
                                                ------             ------             ------             ------
           Income before income taxes
             and cumulative effect of
             change in accounting
             principle                             5.2                3.6                5.6                6.0
       Income tax expense                          1.9                1.4                2.1                2.4
                                                ------             ------             ------             ------
          Income before cumulative
             effect of change in accounting
             principle                             3.3                2.2                3.5                3.6
       Cumulative effect of change in
          accounting principle                      --                 --                 --               (0.4)
                                                ------             ------             ------             ------
           Net income                              3.3%               2.2%               3.5%               3.2%
                                                ======             ======             ======             ======

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 28, 2001 and December 29, 2000.

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                           DECEMBER 28,    DECEMBER 29,    DECEMBER 28,    DECEMBER 29,
                                               2001            2000            2001            2000
                                           ------------    ------------    ------------    ------------
Company homes sold through
     Company-owned retail superstores             2,051           1,982           6,770           7,078
Total new homes sold                              2,472           2,410           8,064           8,517
Internalization rate(1)                              83%             82%             84%             83%
Average new home price - retail            $     62,000    $     60,000    $     60,000    $     59,000
Number of retail superstores at
     end of period                                  152             138             152             138
Homes sold to independent retailers                 412             418           1,267           1,395


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.


THREE MONTHS ENDED DECEMBER 28, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 2000

       NET SALES. Net sales increased 8.8% to $158.8 million in the three months ended December 28, 2001 from $145.9 million in the three months ended December 29, 2000. The volume of homes sold through Company-owned retail superstores increased 3.4% while overall unit volume, which includes sales to independent retailers, increased 2.6%. The improvement in net sales also reflects the continued shift in product mix towards multi-section homes. 93% of the homes sold by the Company were multi-section in the third quarter of fiscal 2002 versus 87% in the third quarter of fiscal 2001. The number of superstores increased from 138 at the end of the third quarter of fiscal 2001 to 152 at the end of the third quarter of fiscal 2002.

       GROSS PROFIT. In the quarter ended December 28, 2001, gross profit as a percentage of net sales increased to 31.4% from 31.2% in the quarter ended December 29, 2000. Gross profit increased 9.4% to $49.8 million in the third quarter of fiscal 2002 from $45.5 million in the third quarter of fiscal 2001. The Company sold 83% of its homes through Company-owned retail superstores in the third quarter of fiscal 2002 versus 82% in the third quarter of fiscal 2001.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses remained flat with the prior year quarter at 26.2%. Selling, general and administrative expenses increased $3.3 million to $41.6 million in the quarter ended December 28, 2001 compared to $38.3 million in the quarter ended December 29, 2000, primarily due to the Company's continued commitment to building brand awareness via advertising, startup expenses associated with the six new retail superstores opened during the third quarter as well as those expected to be opened in the fourth quarter and training costs associated with people development.

       INTEREST EXPENSE. Interest expense decreased 42.3% to $2.0 million for the third quarter of fiscal 2002 from $3.3 million in the third quarter of fiscal 2001 primarily due to a decrease in the prime interest rate from 9.5% in the third quarter of fiscal 2001 to 4.75% in the third quarter of fiscal 2002 coupled with a decrease in the floor plan liability.

NINE MONTHS ENDED DECEMBER 28, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 29, 2000

       NET SALES. Net sales decreased 1.5% to $504.7 million in the nine months ended December 28, 2001 from $512.6 million in the nine months ended December 29, 2000. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry. The volume of homes sold through Company-owned superstores declined 4.8% while overall unit volume, which includes sales to independent retailers, declined 5.5% in the first three quarters of fiscal 2002 compared to the first three quarters of fiscal 2001. This decline in volume is partially offset by a continued shift in product mix towards multi-section homes. 92% of the homes sold by the Company were multi-section homes in fiscal 2002 versus 84% in fiscal 2001. The number of Company-owned retail superstores increased from 138 at the end of the third quarter of fiscal 2001 to 152 at the end of the third quarter of fiscal 2002.

       GROSS PROFIT. For the nine months ended December 28, 2001, gross profit as a percentage of net sales declined slightly to 31.2% from 31.6% in the nine months ended December 29, 2000. Gross profit decreased 2.9% to $157.3 million in the nine months ended December 28, 2001 compared to $162.0 million in the nine months ended December 29, 2000. The Company sold 84% of its homes through Company-owned retail superstores in the nine months ended December 28, 2001 versus 83% in the nine months ended December 29, 2000.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 0.7% to $126.5 million in the nine months ended December 28, 2001 from $127.3 million in the nine months ended December 29, 2000, primarily due to the Company's continued focus on reducing fixed expenses company-wide. This decline was somewhat offset by a commitment to building brand awareness via advertising, startup expenses associated with the new retail superstores opened during the first nine months of fiscal 2002, as well as those expected to be opened in the fourth quarter of fiscal 2002, and training costs associated with people development. As a percentage of net sales, selling, general and administrative expenses increased slightly, as planned, to 25.1% in the nine months ended December 28, 2001 from 24.9% in the nine months ended December 29, 2000. This increase is due to the growth in the Company's retail operations, which generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

       INTEREST EXPENSE. Interest expense decreased 30.3% to $6.6 million in the nine months ended December 28, 2001 from $9.5 million in the nine months ended December 29, 2000 due to a decrease in the prime interest rate from a range of 9.0% to 9.5% in the nine months ended December 29, 2000 to a range of 4.75% to 8.0% in the nine months ended December 28, 2001 coupled with a decrease in the floor plan liability.

       LIQUIDITY AND CAPITAL RESOURCES. The Company has floor plan credit facilities with financial institutions totaling $175.0 million to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.75% at December 28, 2001) to prime plus 2.0%. One of the Company's facilities, which expired June 30, 2001, requires notification from the financial institution 12 months prior to cancellation. The financial institution has extended all terms of the existing facility indefinitely. The Company has three other facilities which require notification from the financial institution six months prior to cancellation. Such notification has not been received by the Company from any of the financial institutions. The Company had $132.8 million and $144.7 million outstanding on these floor plan credit facilities at December 28, 2001 and March 30, 2001, respectively.

         One of the Company's floor plan financing agreements permits the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.75% at December 28, 2001) minus 0.5%. The Company had $10.8 million and $16.2 million invested at December 28, 2001 and March 30, 2001, respectively, and has classified these amounts as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

         The Company has a $20.0 million secured and a $15.0 million unsecured revolving line of credit from a financial institution for general corporate purposes. The line of credit bears interest, at the option (under certain conditions) of the Company, at either the LIBOR rate (1.88% at December 28,
2001) plus 2.0% or the prime rate (4.75% at December 28, 2001) minus 0.25%. The line of credit contains provisions regarding minimum financial requirements and certain indebtedness limitations which would limit the amount available for future borrowings. Currently, the amount available of $35.0 million is reduced by letters of credit totaling $3.6 million. The line is available through June 26, 2002 and requires an annual commitment fee of up to $50,000. The Company had no amounts outstanding on the line of credit at December 28, 2001 and March 30, 2001.

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

       NEW ACCOUNTING PRONOUNCEMENT. Effective March 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142), which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. The adoption of the new standard increased net income by $0.7 million, or $0.03 per share, to $0.23 per share for the quarter ended December 28, 2001 and $1.8 million, or $0.08 per share, to $0.77 per share for the nine months ended December 28, 2001. Comparative pro forma results for the three and nine months ended December 29, 2000 would have increased income before cumulative effect of change in accounting principle and net income by $0.7 million, or $0.03 per share, to $0.17 per share and $1.8 million, or $0.08 per share, to $0.80 per share, respectively. The Company had $53.1 million and $52.9 million in goodwill at December 28, 2001 and March 30, 2001, respectively, and has classified these amounts as Other assets in the accompanying Condensed Consolidated Balance Sheets.

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

Date: February 6, 2002                                Palm Harbor Homes, Inc.
                                                      -----------------------
                                                            (Registrant)

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