Form 10-K
period 2002-03-29
PALM HARBOR HOMES INC /FL/
filed 2002-05-24
CIK 923473

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 29, 2002
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of May 13, 2002, was $233,069,447 based on the closing price on that date of the Common Stock as quoted on the Nasdaq National Stock Market.

         As of May 13, 2002, 22,949,372 shares of the registrant's Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to our Annual Meeting of Shareholders to be held June 26, 2002 are incorporated by reference in Part III.

================================================================================

                                     PART I.

ITEM 1. BUSINESS

GENERAL

         Palm Harbor Homes, Inc. is one of the largest producers of multi-section manufactured homes in the United States. Palm Harbor's operations are vertically integrated and encompass manufacturing, marketing, financing and insurance. At March 29, 2002, Palm Harbor operated 15 manufacturing facilities that sell homes in 28 states through 151 Company-owned retail superstores and approximately 100 independent retail sales centers.

         At March 29, 2002, the Company-owned retail superstores operated in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia and Washington. With a net increase of six superstores in fiscal 2002, Palm Harbor continued its long-term plan of increasing sales through Company-owned superstores. With this increase in Company-owned superstores, Palm Harbor maintained a high internalization rate - which is the percent of homes manufactured by Palm Harbor and sold through Company-owned retail superstores. Palm Harbor's internalization rate was 83% in both fiscal 2001 and fiscal 2002. Through our subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), Palm Harbor offers installment financing to purchasers of manufactured homes sold by Company-owned retail superstores. Palm Harbor provides property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty Company. Management of Palm Harbor believes that having the internal capability to provide financing and insurance complements our manufacturing and marketing operations and has been additive to earnings.

PRODUCTS

         Palm Harbor manufactures single and multi-section homes under various brand names including Palm Harbor, Masterpiece, Keystone, CountryPlace, River Bend and Windsor Homes(TM). Palm Harbor offers over 150 floor plans and approximately 90% of the homes produced by Palm Harbor are structurally or decoratively customized to the home buyer's specifications. Although Palm Harbor produces a wide retail price range of homes, the average retail sales price (excluding land) of Palm Harbor's homes is approximately $60,000 and approximately 92% of Palm Harbor's homes are multi-section.

         A typical home built by Palm Harbor contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central heating, a range, refrigerator, carpeting and drapes. In addition, Palm Harbor offers optional amenities, including dishwashers, washers, dryers, furniture packages and specialty cabinets, as well as a wide range of colors, moldings and finishes. Optional features usually associated with site-built homes such as stone fireplaces, computer rooms, skylights, vaulted ceilings and whirlpool baths are also offered. Palm Harbor has a unique package of energy saving construction features referred to as "EnerGmiser(TM)" which includes, among other things, additional insulation to reduce heating and cooling costs, and which exceeds statutorily-mandated energy efficiency levels.

         Palm Harbor's homes are designed and copyrighted after extensive field research and consumer feedback. Palm Harbor has developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement.

MANUFACTURING OPERATIONS

         Palm Harbor currently owns or leases 15 facilities located in Alabama, Arizona, Florida, Georgia, North Carolina, Ohio, Oregon and Texas. A typical Palm Harbor manufacturing facility has approximately 100,000 square feet of floor space and employs approximately 190 associates.

         Palm Harbor's facilities generally operate on a one shift per day, five days per week basis, and Palm Harbor currently manufactures a typical home in approximately five days. Palm Harbor's facilities have the capacity to produce an aggregate of approximately 142 sections per day. The current rate of production is 53 sections per day.

         The following table sets forth the total sections produced and homes sold, as well as the number of manufacturing facilities operated by Palm Harbor, for the fiscal years indicated:

                                           1998      1999      2000      2001     2002
                                          ------    ------    ------    ------   ------
Homes sold:
   Single-section..................        2,687     3,474     2,862     2,166    1,473
   Multi-section...................       11,457    12,154    11,439     8,663    8,465
                                          ------    ------    ------    ------   ------
Total homes sold...................       14,144    15,628    14,301    10,829    9,938
                                          ======    ======    ======    ======   ======

Sections produced..................       26,014    27,380    25,237    19,911   18,951
Operating manufacturing
   facilities (at end of fiscal
   year)...........................           16        16        15        15       15

         The finished homes are transported by independent trucking companies to either the retail sales center or the customer's site. The transportation cost is borne by the independent retailer. Retailers or other independent installers are responsible for placing the home on site, making utility hook-ups and, in certain instances, providing installation and finish-out services. The industry practice is to have third parties hired by the retailer provide the installation and finish-out services. Palm Harbor's associates, rather than independent third parties, perform the finish out services on homes sold through Company-owned retail superstores. Palm Harbor believes our finish-out services ensure that Palm Harbor quality is applied during the entire process and increase customer satisfaction, thereby providing Palm Harbor an advantage over many of our competitors.

         Palm Harbor's backlog of orders as of May 13, 2002 was approximately $3.0 million, as compared to approximately $9.0 million as of May 14, 2001. Since retailers may cancel orders prior to production without penalty, Palm Harbor does not consider our order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the housing market, the level of backlog generally declines during the winter months.

         The principal materials used in the production of Palm Harbor's homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Palm Harbor believes that the materials used in the production of our homes are readily available at competitive prices from a wide variety of suppliers. The three suppliers which accounted for more than 5% of Palm Harbor's total purchases during the fiscal year ended March 29, 2002, represented only 9.7%, 6.8% and 5.6%, respectively, of our total purchases during fiscal year 2002. Accordingly, Palm Harbor does not believe that the loss of any single supplier would have a material adverse effect on our business.

RETAIL OPERATIONS

         Palm Harbor's homes are sold through a distribution network consisting of superstores owned by Palm Harbor and independent retailers. The following table sets forth the number of homes sold by Palm Harbor through each of these distribution channels, as well as the number of Company-owned retail superstores and independent retail sales centers, during the past three fiscal years:


                                                MARCH 31,             MARCH 30,           MARCH 29,
                                                  2000                  2001                2002
                                                ---------             ---------           ---------

Homes sold by:

Company-owned superstores..........               11,078                  9,012              8,298
Independent retailers..............                3,223                  1,817              1,640
                                                 -------                -------             ------
Total..............................               14,301                 10,829              9,938
                                                 =======                =======             ======

Number of:

Company-owned superstores..........                  133                    145                151
Independent retailers..............                  200                    150                100
                                                 -------                -------             ------
Total..............................                  333                    295                251
                                                 =======                =======             ======


         Palm Harbor first established wholly-owned superstores in 1992, and currently has 151 superstores in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Virginia and Washington. Palm Harbor plans to add additional retail superstores in fiscal 2003.

         Palm Harbor's independent retailer network principally consists of local retailers, developers that market land/home packages and developers of retirement lifestyle communities. The decrease in Palm Harbor's independent retailer network over the last two fiscal years is the result of the highly competitive environment in the manufactured housing industry coupled with the increase in Company-owned superstores. No single independent retailer accounted for 5% or more of Palm Harbor's net sales during fiscal 2002. Palm Harbor provides comprehensive sales training to our retail sales associates and brings them to the manufacturing facilities for product training and to view new product designs as they are developed. These training seminars, known as "Palm Harbor University", facilitate the sale of Palm Harbor's homes by increasing the skill and knowledge of the retail sales consultants. In addition, Palm Harbor displays our products in trade shows and supports our retailers through the distribution of floor plan literature, brochures, decor boards, banners and videos.

MARKETS SERVED

          Management believes that Palm Harbor's broad geographic presence lessens the impact of adverse economic trends specific to any one region, while at the same time enabling Palm Harbor to capitalize on favorable regional economic trends. During the fiscal year ended March 29, 2002, the percentage of Palm Harbor's revenues by region was as follows:

                                                                                              PERCENTAGE OF
REGION                                 PRIMARY STATES                                       REVENUE BY REGION
------                                 --------------                                       -----------------
Southeast               Florida, North Carolina, Alabama, Georgia, South Carolina,
                        Mississippi, Tennessee, Virginia, West Virginia                             32%

Central                 Texas, Oklahoma, Arkansas, Louisiana, Kansas                                39

West                    New Mexico, Arizona, California, Colorado, Oregon,
                        Washington, Montana, Nevada, Utah, Wyoming                                  21

Midwest                 Ohio, Michigan, Indiana, Kentucky, Illinois                                  8
                                                                                                 -----
                                                                                                   100%
                                                                                                 =====

         Manufactured housing is a regional business and the primary geographic market for a typical manufacturing facility is within a 250-mile radius. Each of Palm Harbor's manufacturing facilities typically serves 20 to 65 retailers, and the facility sales staff maintains personal contact with each retailer, whether Company-owned or independent. Palm Harbor's decentralized operations allow us to be more responsive in addressing regional customer preferences of product innovation and home design.

CONSUMER FINANCING

         Historically, Palm Harbor has facilitated retail sales of our homes by maintaining relationships with conventional lenders. Conventional lenders provide two basic types of consumer financing in the manufactured housing industry: chattel or personal property loans for purchasers of a home with no real estate involved and land/home or mortgage loans which finance the land, home and all improvements on the property. There are two types of mortgage loans
- conforming and non-conforming. Conforming loans conform to FHA, VA, Freddie Mac and Fannie Mae. Generally, the type of required foundations installed conform to Federal requirements and the borrower must meet certain criteria. Non-conforming loans are financed by a major bank or lending institution which does not require a specific foundation type and have more flexible criteria. Effective January 1, 2002, Texas House Bill 1869 was implemented. This bill requires all manufactured houses in Texas, which are not placed in manufactured home rental communities, to be financed with mortgage loans versus chattel loans. With the introduction of Texas House Bill 1869, Palm Harbor expects to experience a growing shift in financing toward conforming loans.

         While Palm Harbor intends to maintain these relationships with conventional lenders, we believe that our ability to provide financing to our customers on competitive terms only improves our responsiveness to the financing needs of prospective purchasers and provides an additional source of earnings for Palm Harbor. Through CountryPlace, Palm Harbor offers customary chattel loans and land/home or mortgage loans to best suit the needs of our retail customers. Financing services by CountryPlace are currently being offered only through Company-owned retail superstores.

         Loan applications originate at the Company-owned retail superstore and are forwarded to CountryPlace for final credit approval. CountryPlace then sells the approved loan contracts to one of three national consumer finance companies. CountryPlace and the national consumer finance companies share on a predetermined basis the interest income on all loan contracts. In some cases, CountryPlace shares in losses resulting from defaults or prepayments on loan contracts previously sold. One of the three finance companies is Associates Housing Finance which announced in January 2000 that they would be discontinuing retail and floor plan financing for the manufactured housing industry. Palm Harbor's contract with the Associates expired on March 31, 2002. Consumer loan contracts have been redirected to the remaining financing companies and/or to new finance companies as agreements are negotiated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 17% of Palm Harbor's homes are sold to independent retailers;
(ii) a majority of the homes sold by Palm Harbor to independent retailers are pre-sold to specific retail customers; (iii) Palm Harbor monitors each retailer's inventory position on a regular basis; (iv) sales of Palm Harbor's manufactured homes are spread over a large number of retailers; (v) none of Palm Harbor's independent retailers accounted for more than 5% of Palm Harbor's net sales in fiscal 2002; (vi) the price Palm Harbor is obligated to pay declines over time and (vii) Palm Harbor is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. Palm Harbor estimates that our potential obligations under such repurchase agreements were approximately $13.8 million as of March 29, 2002. During the fiscal years ended March 31, 2000, March 30, 2001 and March 29, 2002, net expenses incurred by Palm Harbor under these repurchase agreements totaled $155,000, $132,000 and $212,000, respectively.

         Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants. At the end of fiscal 2002, additional issues arose in the manufactured housing industry. In March 2002, the largest floor plan lender in the industry, Conseco Finance Servicing Corp. ("Conseco"), announced that they were exiting the wholesale financing, or floor plan lending, business. Our agreement with Conseco, which totals $15.0 million, will be cancelled on June 30, 2002. In anticipation of such cancellation, we obtained an additional $30.0 million of floor plan financing during the fourth quarter of fiscal 2002. As of May 9, 2002, Palm Harbor had floor plan borrowings of $11.4 million with Conseco and we had receivables due from Conseco of approximately $10.2 million. We believe amounts due from Conseco will be collected in the normal course of business and Palm Harbor will not incur significant losses as the result of doing business with Conseco.

         On May 16, 2002, Conseco indicated its commitment to continue to provide retail financing; however, they also began notifying manufacturers and independent retailers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. However, Conseco also indicated in the notification that certain options would be made available to the retailers. Palm Harbor has contacted our independent retailers where we have repurchase obligations regarding the impact of this cancellation on their floor plan financing needs. The majority of these retailers have made other arrangements for their financing needs.

         Additionally, the introduction of Texas House Bill 1869 in January 2002 presented another issue to the industry. This bill requires all manufactured houses in Texas, which are not placed in manufactured home rental communities, to be financed with conforming mortgages. Conforming mortgages are subject to higher credit standards than chattel loans and therefore this new regulation may cause certain consumers who would have otherwise qualified for financing under a chattel loan to not qualify under a conforming loan.

COMPETITION

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums. Palm Harbor does not view any of our competitors as being dominant in the industry, although some of Palm Harbor's competitors possess substantially greater manufacturing, distribution and marketing resources than Palm Harbor.

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

         A variety of laws affect the financing of the homes manufactured by Palm Harbor. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Installment sales contracts eligible for inclusion in a Government National Mortgage Association program are subject to the credit underwriting requirements of the Federal Housing Association. Manufactured homes in Texas that are not to be placed in a manufactured home rental community are subject to Texas House Bill 1869, which requires them to be financed with a conforming mortgage. A variety of state laws also regulate the form of the installment sale contracts or financing documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts or financing documents. The sale of insurance products by Palm Harbor is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

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

ASSOCIATES

         As of March 29, 2002, Palm Harbor had approximately 4,300 associates. All of Palm Harbor's associates are non-union. Palm Harbor has not experienced any labor-related work stoppages and believes that our relationship with our associates is good.

ITEM 2. PROPERTIES

         Palm Harbor currently owns or leases 15 manufacturing facilities in eight states. Palm Harbor owns substantially all of our machinery and equipment. Palm Harbor believes our facilities are adequately maintained and suitable for the purposes for which they are used. The following table sets forth certain information with respect to Palm Harbor's manufacturing facilities:

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
                            Burleson                 June 1993               Owned                94,300
                           Fort Worth                April 1993              Owned               121,300
                              Buda                 November 1994             Owned                88,275

         In addition to our production facilities, Palm Harbor owns certain properties upon which 42 of our Company-owned retail superstores are located. Palm Harbor also leases approximately 30,000 square feet of office space in Addison, Texas for our corporate headquarters and CountryPlace's office. Palm Harbor's corporate headquarters lease expires in 2003 and the CountryPlace office lease expires in 2002. Effective January 1, 2003, Palm Harbor will obtain an additional 18,000 square feet of office space and CountryPlace will move to the corporate headquarters office space. This lease will expire in 2013.

ITEM 3. LEGAL PROCEEDINGS

         Palm Harbor is not currently subject to any pending or threatened litigation, other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of Palm Harbor.

         In late 1992, Palm Harbor removed an underground storage tank formerly used to store gasoline from the site of our Tempe, Arizona manufacturing facility. Palm Harbor is currently working in cooperation with the Arizona Department of Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. Palm Harbor is evaluating the extent of the corrective action that may be necessary. Site characterization is complicated by the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. At this time, Palm Harbor does not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on our results of operations or financial condition.

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

         In 1994, Palm Harbor removed two underground storage tanks used to store petroleum substances from property we own in Georgia. In November 2001, Palm Harbor received a letter from the Georgia Department of Natural Resources indicating no further action was necessary with respect to these storage tanks. The letter, however, did not preclude additional action by the State if contaminants were found in adjoining properties. At this time, Palm Harbor does not expect that the costs of future assessment and corrective action related to the tanks will have a material adverse effect on our results of operations or financial condition.

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


FISCAL 2002                                                    HIGH         LOW
-----------                                                   -------    -------
First Quarter .............................................   $ 24.12    $ 15.00

Second Quarter ............................................     26.99      16.90

Third Quarter .............................................     25.00      18.20

Fourth Quarter ............................................     24.55      20.44


FISCAL 2001                                                    HIGH       LOW
-----------                                                   -------    -------
First Quarter .............................................   $ 16.75    $ 13.25

Second Quarter ............................................     14.81      13.13

Third Quarter .............................................     17.00      12.38

Fourth Quarter ............................................     20.56      14.88

       On May 13, 2002, the last reported sale price of Palm Harbor's Common Stock on the Nasdaq National Stock Market was $24.34. As of May 13, 2002, there were approximately 840 record holders of the Common Stock, and approximately 3,000 holders of the Common Stock overall based on an estimate of the number of individual participants represented by security position listings.

       Palm Harbor has never paid cash dividends on our Common Stock. The Board of Directors intends to retain any future earnings generated by Palm Harbor to support operations and to finance expansion and does not intend to pay cash dividends on our Common Stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon a number of factors such as Palm Harbor's earnings levels, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. Future loan agreements may or may not restrict or prohibit the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial information regarding Palm Harbor's financial position and operating results which has been extracted from Palm Harbor's financial statements for the five fiscal years ended March 29, 2002. The information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying Notes included elsewhere in this report.

                                                                                  FISCAL YEAR ENDED
                                                     ----------------------------------------------------------------------
                                                     MARCH 27,      MARCH 26,      MARCH 31,      MARCH 30,      MARCH 29,
                                                        1998           1999           2000           2001          2002
                                                     ----------     ----------     ----------     ----------     ----------
                                                                 (In thousands of dollars, except per share data)

STATEMENT OF INCOME:
Net sales                                            $  637,268     $  761,374     $  777,471     $  650,451     $  627,380
Cost of sales                                           466,494        530,698        530,415        443,131        426,356
                                                     ----------     ----------     ----------     ----------     ----------
Gross profit                                            170,774        230,676        247,056        207,320        201,024
Selling, general and
    administrative expenses                             117,018        158,916        180,224        165,896        168,171
                                                     ----------     ----------     ----------     ----------     ----------
Income from operations                                   53,756         71,760         66,832         41,424         32,853
Interest expense                                         (4,700)        (9,728)       (10,245)       (12,792)        (8,377)
Interest income and other                                 2,718          4,933          7,034          7,279          6,450
                                                     ----------     ----------     ----------     ----------     ----------
Income before income taxes and cumulative
    effect of change in accounting principle             51,774         66,965         63,621         35,911         30,926
Income tax expense                                       19,920         26,788         25,025         14,034         11,478
                                                     ----------     ----------     ----------     ----------     ----------
Income before cumulative effect of change
    in accounting principle                              31,854         40,177         38,596         21,877         19,448
Cumulative effect of change in accounting
    principle                                                --             --             --         (2,048)            --
                                                     ----------     ----------     ----------     ----------     ----------
Net income                                           $   31,854     $   40,177     $   38,596     $   19,829     $   19,448
                                                     ==========     ==========     ==========     ==========     ==========
Net income per common share -
    basic and diluted                                $     1.35     $     1.69     $     1.66     $     0.87     $     0.85
                                                     ==========     ==========     ==========     ==========     ==========
Weighted average common shares
    outstanding - basic                                  23,589         23,783         23,225         22,760         22,820

Weighted average common shares
    outstanding - diluted                                23,632         23,838         23,255         22,772         22,820

OPERATING DATA:
Number of homes sold                                     14,144         15,628         14,301         10,829          9,938
Multi-section homes sold as a
    percentage of total homes sold                           81%            78%            80%            80%            85%
Number of manufacturing facilities(1)                        16             16             15             15             15
Number of company-owned superstores(1)                       94            120            133            145            151

BALANCE SHEET DATA:
Working capital                                      $   22,290     $   40,316     $   59,452     $   80,368     $   96,405
Total assets                                            353,846        427,410        457,174        468,368        475,168
Long-term debt                                            3,382          3,149          2,906          2,745          2,566
Shareholders' equity                                    157,056        195,325        217,176        235,652        256,657

(1) As of the end of the applicable period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Fiscal 2002 continued to be a difficult period for the manufactured housing industry due to three major issues - retail financing availability, repossessions and retail inventory levels. Elevated credit standards, which began in mid-1999, resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants. Industry-wide multi-section shipments for calendar 2001 were down 18% from a year ago; however, Palm Harbor's shipments declined less than 5% during this same period.

         At the end of fiscal 2002, additional issues arose in the manufactured housing industry. In March 2002, the largest floor plan lender in the industry, Conseco Finance Servicing Corp. ("Conseco"), announced that they were exiting the wholesale financing, or floor plan lending, business. Our agreement with Conseco, which totals $15.0 million, will be cancelled on June 30, 2002. In anticipation of such cancellation, we obtained an additional $30.0 million of floor plan financing during the fourth quarter of fiscal 2002. As of May 9, 2002, Palm Harbor had floor plan borrowings of $11.4 million with Conseco and we had receivables due from Conseco of approximately $10.2 million. We believe amounts due from Conseco will be collected in the normal course of business and Palm Harbor will not incur significant losses as the result of doing business with Conseco.

         On May 16, 2002, Conseco indicated its commitment to continue to provide retail financing; however, they also began notifying manufacturers and independent retailers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. However, Conseco also indicated in the notification that certain options would be made available to the retailers. Palm Harbor has contacted our independent retailers where we have repurchase obligations regarding the impact of this cancellation on their floor plan financing needs. The majority of these retailers have made other arrangements for their financing needs.

         Additionally, the introduction of Texas House Bill 1869 in January 2002 presented another issue to the industry. This bill requires all manufactured houses in Texas, which are not placed in manufactured home rental communities, to be financed with conforming mortgages. Conforming mortgages are subject to higher credit standards than chattel loans and therefore this new regulation may cause certain consumers who would have otherwise qualified for financing under a chattel loan to not qualify under a conforming loan.

         Through CountryPlace Mortgage, Palm Harbor sells approved loan contracts to one of three national finance companies, including Associates Housing Finance. In January 2000, the Associates announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. Palm Harbor's contract with the Associates expired on March 31, 2002. Consumer loan contracts have been redirected to the remaining finance companies and/or to new finance companies as agreements are negotiated. The Company believes that they will be able to continue to redirect consumer loan contracts, however, no assurances can be made in this regard.

         Despite these difficult conditions, both Palm Harbor's business segments were profitable this fiscal year. Additionally, Palm Harbor maintained gross margins, profitably increased market share and reduced inventories, while continuing our controlled growth strategy of opening new retail superstores. During fiscal 2002, the number of Company-owned retail superstores increased by six to 151. The financial services segment, which consists of CountryPlace Mortgage, Palm Harbor's finance subsidiary, and Standard Casualty Company, Palm Harbor's insurance subsidiary, continued to be additive to consolidated sales and net income.

         Palm Harbor had cash and cash equivalents of $69.2 million at March 29, 2002 and virtually no long-term debt. In addition, Palm Harbor's practice of manufacturing only to order coupled with closely monitored retail receivables and stocking levels has enabled us to tightly manage retail receivables and inventory levels. Receivables and inventory per retail superstore have declined 9% since the beginning of the fiscal year. Gross margin remained stable at 32%.

         The manufactured housing industry is affected by cyclical downturns and seasonal fluctuations that often make difficult period-to-period comparisons of our revenues and operating results.

The following table sets forth certain items of Palm Harbor's Statement of Income as a percentage of net sales for the periods indicated.


                                                                                          FISCAL YEAR ENDED
                                                                                 --------------------------------------
                                                                                 MARCH 31,      MARCH 30,     MARCH 29,
                                                                                    2000          2001          2002
                                                                                 ---------      ---------     ---------
Net sales                                                                            100.0%        100.0%        100.0%
Cost of sales                                                                         68.2          68.1          68.0
                                                                                  --------      --------      --------
     Gross profit                                                                     31.8          31.9          32.0
Selling, general and administrative expenses                                          23.2          25.5          26.8
                                                                                  --------      --------      --------
     Income from operations                                                            8.6           6.4           5.2
Interest expense                                                                      (1.3)         (2.0)         (1.3)
Interest income and other                                                              0.9           1.1           1.0
                                                                                  --------      --------      --------
     Income before income taxes and cumulative effect of change
         in accounting principle                                                       8.2           5.5           4.9
                                                                                  --------      --------      --------
Income tax expense                                                                     3.2           2.2           1.8
                                                                                  --------      --------      --------
     Income before cumulative effect of change in accounting principle                 5.0           3.3           3.1
Cumulative effect of change in accounting principle                                     --          (0.3)           --
                                                                                  --------      --------      --------
     Net income                                                                        5.0%          3.0%          3.1%
                                                                                  ========      ========      ========

The following table summarizes certain key sales statistics as of and for the period indicated.

                                                           FISCAL YEAR ENDED
                                                ----------------------------------------
                                                 MARCH 31,     MARCH 30,       MARCH 29,
                                                   2000           2001          2002
                                                ----------     ----------     ----------
Company homes sold through
     company-owned retail superstores               10,906          8,964          8,268
Total new homes sold                                14,301         10,829          9,938
Internalization rate (1)                                76%            83%            83%
Average new home price - retail                 $   58,000     $   59,000     $   60,000
Number of retail superstores at
     end of period                                     133            145            151
Homes sold to independent retailers                  3,223          1,817          1,640

(1) The internalization rate is the percentage of new homes that are manufactured by Palm Harbor and sold through Company-owned retail superstores.

Palm Harbor's fiscal year consists of 52 or 53 weeks, ending on the Friday nearest the last day of March each year. The 2001 and 2002 fiscal years consisted of 52 weeks and the 2000 fiscal year consisted of 53 weeks.

2002 COMPARED TO 2001

NET SALES. Net sales decreased 3.5% to $627.4 million in 2002 from $650.5 million in 2001. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 7.9% in the volume of homes sold through Company-owned retail superstores while overall unit volume, which includes sales to independent retailers, declined 8.2% in fiscal 2002. This decline in volume is partially offset by an increase in the average selling price of a new home, which resulted from a continued shift in product mix towards multi-section homes. Of the homes sold by the Company, 85% were multi-section in fiscal 2002 versus 80% in fiscal 2001. The number of Company-owned superstores increased from 145 at the end of fiscal 2001 to 151 at the end of fiscal 2002.

GROSS PROFIT. In fiscal 2002, gross profit as a percentage of net sales increased slightly to 32.0% from 31.9% in fiscal 2001. Gross profit decreased 3.0% to $201.0 million in 2002 compared to $207.3 million in 2001. Palm Harbor sold 83% of its homes through Company-owned retail superstores in both fiscal 2002 and fiscal 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 26.8% in 2002 from 25.5% in 2001. Selling, general and administrative expenses increased $2.3 million, or 1.4%, to $168.2 million in 2002 from $165.9 million in 2001, primarily due to Palm Harbor's continued commitment to building brand awareness via advertising, startup expenses associated with the net increase of six retail superstores opened during fiscal 2002 as well as those expected to be opened in fiscal 2003 and training costs associated with people development.

INTEREST EXPENSE. Interest expense decreased 34.5% to $8.4 million in 2002 from $12.8 million in 2001. This decrease was primarily due to a decrease in the prime interest rate from 8.0% at the end of fiscal 2001 to 4.75% at the end of fiscal 2002 coupled with a decrease in the floor plan liability.

2001 COMPARED TO 2000

NET SALES. Net sales decreased 16.3% to $650.5 million in 2001 from $777.5 million in 2000. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 18.7% in the volume of homes sold through Company-owned superstores while overall unit volume, which includes sales to independent retailers, declined 24.3% in fiscal 2001. This decline in volume is partially offset by an increase in the average selling price of a new home, which resulted from a continued shift in product mix towards multi-section homes. During fiscal year 2001, 80% of the homes sold by the Company were multi-section. The number of superstores increased from 133 at the end of fiscal 2000 to 145 at the end of fiscal 2001.

GROSS PROFIT. Gross profit margin as a percentage of net sales increased slightly to 31.9% compared to 31.8% in fiscal 2001. Gross profit decreased 16.1% to $207.3 million in 2001 compared to $247.1 million in 2000. Palm Harbor sold 83% of its homes through Company-owned retail superstores in fiscal 2001 versus 76% in fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $14.3 million, or 8.0%, to $165.9 million in 2001 from $180.2 million in 2000, primarily due to Palm Harbor's continued focus on reducing fixed expenses company-wide. This decrease was partially offset by the continued commitment to building brand awareness via advertising and expenses associated with the net increase of 12 Company-owned retail superstores. As a percentage of net sales, selling, general and administrative expenses increased, as planned, to 25.5% in 2001 from 23.2% in 2000. This increase is due to the growth in Palm Harbor's retail operations which, generally, have higher selling, general and administrative expenses as a percentage of net sales as compared to wholesale operations.

INTEREST EXPENSE. Interest expense increased 24.9% to $12.8 million in 2001 from $10.2 million in 2000. This increase was primarily due to increases in both the average floor plan balance and interest rates from fiscal 2000 to fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $35.9 million in 2000, compared to $23.9 million in 2001 and $34.5 million in 2002. Cash provided by operating activities increased in fiscal 2002 primarily due to decreases in accounts receivable and inventories. Cash provided by operations was adequate to support Palm Harbor's working capital needs, capital expenditures, floor plan payments and investment purchases during fiscal 2002.

         Capital expenditures were $15.9 million, $14.1 million and $14.8 million in fiscal 2000, 2001 and 2002, respectively. In 2000, capital expenditures included $10.1 million for additional retail superstores and approximately $5.8 million primarily for improvements in mature manufacturing facilities. In 2001, capital expenditures included $8.2 million for additional retail superstores and approximately $5.9 million primarily for improvements in mature manufacturing facilities. In 2002, capital expenditures included $7.2 million for additional retail superstores and approximately $7.6 million primarily for improvements in mature manufacturing facilities. Palm Harbor expects capital expenditures to approximate $14 million during 2003 primarily for the purpose of adding retail superstores.

         Palm Harbor currently has four floor plan facilities with financial institutions totaling $155.0 million to finance a major portion of the home inventory at our retail superstores. These facilities are secured by a portion of our home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.75% at March 29, 2002) to prime plus 2.0%. One of our facilities totaling $15.0 million with Conseco (of which $14.2 million was outstanding at March 29, 2002) will be cancelled on June 30, 2002. In anticipation of such floor plan cancellation, we increased one of our other facilities by $30.0 million during the fourth quarter of fiscal 2002. Palm Harbor has three facilities totaling $140.0 million, which require notification six months prior to cancellation. Such notification has not been received by Palm Harbor from any of these three financial institutions. These floor plan facilities contain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. Palm Harbor had $144,747,000 and $134,977,000 outstanding on these floor plan credit facilities at March 30, 2001 and March 29, 2002, respectively.

         Two of Palm Harbor's floor plan financing agreements permit us to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.75% at March 29, 2002) minus 0.5%. Palm Harbor had $16,175,000 and $14,275,000 invested at March 30, 2001 and March 29, 2002, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Consolidated Balance Sheets.

         Palm Harbor has two revolving lines of credit - one $20.0 million committed and one $15.0 million uncommitted - from a financial institution for general corporate purposes. The lines of credit bear interest, at the option (under certain conditions) of Palm Harbor, at either the LIBOR rate (1.88% at March 29, 2002) plus 2.0% or the prime rate (4.75% at March 29, 2002) minus 0.25%. The lines of credit contain provisions regarding minimum financial requirements and certain indebtedness limitations which would limit the amount available for future borrowings. Palm Harbor's borrowing capacity on the lines of credit is reduced by letters of credit totaling $3.6 million. The lines of credit are available through June 26, 2002, and require an annual commitment fee of up to $50,000. Palm Harbor has received a commitment letter from the financial institution which extends the availability of the lines of credit through June 2003. Palm Harbor had no amounts outstanding on the lines of credit at March 30, 2001 and March 29, 2002.

         Through CountryPlace Mortgage, Palm Harbor sells approved loan contracts to one of three national finance companies, including Associates Housing Finance. In January 2000, the Associates announced that they would be discontinuing retail and floor plan financing for the manufactured housing industry. Palm Harbor's contract with the Associates expired on March 31, 2002. Consumer loan contracts have been redirected to the remaining finance companies and/or to new finance companies as agreements are negotiated. The Company believes that they will be able to continue to redirect consumer loan contracts, however, no assurances can be made in this regard.

       In July 1999, Palm Harbor's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase Palm Harbor's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of May 13, 2002, Palm Harbor had invested $20.5 million in the common stock buyback program.

       Palm Harbor believes that cash flows from operations, together with floor plan financing and our revolving lines of credit, will be adequate to support our working capital, currently planned capital expenditure needs and future share repurchases in the foreseeable future. Palm Harbor may, from time to time, obtain additional floor plan financing for our retail inventories. Such practice is customary in the industry. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond Palm Harbor's control, no assurances can be given in this regard.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS (dollars in thousands)

         The following tables summarize Palm Harbor's contractual obligations and contingent commitments at March 29, 2002. For additional information related to these obligations, see the Notes to Consolidated Financial statements.


                                                          PAYMENTS DUE BY PERIOD
                                        ------------------------------------------------------------------
                                                      LESS THAN        1-3           4-5          AFTER 5
                                          TOTAL        1 YEAR         YEARS         YEARS          YEARS
                                        ----------    ----------    ----------    ----------    ----------
Long-term debt                          $    2,742    $      176    $      394    $    2,172    $        0
Operating leases                            23,825         6,019         6,086         3,445         8,275
                                        ----------    ----------    ----------    ----------    ----------
Total contractual cash obligations      $   26,567    $    6,195    $    6,480    $    5,617    $    8,275
                                        ==========    ==========    ==========    ==========    ==========


                                                   AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                        ----------------------------------------------------------------
                                           TOTAL
                                          AMOUNTS      LESS THAN        1-3          4-5          OVER 5
                                         COMMITTED      1 YEAR         YEARS        YEARS         YEARS
                                        ----------    ----------    ----------    ----------    ----------
Repurchase obligations (1)              $   13,758    $   12,085    $    1,673    $        0    $        0
Letters of credit (2)                        3,632         1,309         2,323             0             0
                                        ----------    ----------    ----------    ----------    ----------
Total commercial commitments (3)        $   17,390    $   13,394    $    3,996    $        0    $        0
                                        ==========    ==========    ==========    ==========    ==========

(1) Palm Harbor has contingent repurchase obligations outstanding at March 29, 2002 which have a finite life but are replaced as Palm Harbor continues to sell our manufactured homes to dealers under repurchase agreements with financial institutions. The cost of these contingent repurchase obligations to Palm Harbor was $155,000, $132,000 and $212,000 during fiscal 2000, 2001, and 2002, respectively. For additional information on Palm Harbor's repurchase obligations, see critical accounting policies - reserve for repurchase obligations.

(2) Palm Harbor has provided letters of credit to providers of certain of our insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. Palm Harbor has recorded insurance expense based on anticipated losses related to these policies as is customary in the manufactured housing industry.

(3) Palm Harbor has contingent obligations related to installment loan contracts sold with recourse. See Note 13 to the financial statements for a discussion of such recourse contingent obligations.

CRITICAL ACCOUNTING POLICIES

         Palm Harbor's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Palm Harbor to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         IMPAIRMENT OF INTANGIBLE ASSETS. In assessing the recoverability of Palm Harbor's intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Palm Harbor may be required to record impairment charges for these assets. Effective March 31, 2001, Palm Harbor adopted Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" and is now required to analyze goodwill for impairment issues on an annual basis. The carrying value of the goodwill was assessed for impairment as of March 31, 2001 and there was no indication of impairment of goodwill and other intangible assets.

         WARRANTIES. Palm Harbor provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include historical warranty experience related to the actual number of calls and the average cost per call. Although we maintain reserves for such claims based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material effect on Palm Harbor's results of operations.

         RESERVE FOR REPURCHASE OBLIGATIONS. Manufactured housing companies enter into repurchase agreements with financial institutions which have provided wholesale floor plan financing to independent retailers. These agreements generally provide that in the event of a retailer's default Palm Harbor will repurchase the financed home from the lending institution at declining prices over the term of the repurchase agreement (generally 12 -18 months). The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 17% of Palm Harbor Harbor's homes are sold to independent retailers; (ii) a majority of the homes sold by Palm Harbor to independent retailers are pre-sold to specific retail customers; (iii) Palm Harbor monitors each retailer's inventory position on a regular basis; (iv) sales of Palm Harbor's manufactured homes are spread over a large number of retailers; (v) none of Palm Harbor's independent retailers accounted for more than 5% of Palm Harbor's net sales in fiscal 2002;
(vi) the price Palm Harbor is obligated to pay declines over time and (vii) Palm Harbor is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. Since mid-1999, the manufactured housing industry has been affected by three major challenges - retail financing availability, repossessions and retail inventory levels. The rapid growth in the number of retailers prior to the deterioration of retail financing has resulted in an imbalance between retail inventory levels and consumer demand. If retail financing was to significantly weaken further, the inventory imbalance could result in even greater price competition, gross margin deterioration and have an overall material adverse effect on Palm Harbor's operating results. While Palm Harbor's practice of manufacturing only to order coupled with closely monitored retail stocking levels has enabled us to continue to tightly manage inventories, we are unable to predict the impact on Palm Harbor's results if industry conditions were to further deteriorate.

         RESIDUAL INTERESTS. CountryPlace Mortgage originates and sells loan contracts to national consumer finance companies and receives cash and/or retains a residual interest in the interest generated by the sold contracts. Since April 1999, substantially all interest income on the sold contracts has been received in cash upon sale of the contracts. Prior to April 1999, a residual interest in the interest generated by the sold contracts was retained and recorded. Residual interests in installment sales contracts sold are recorded at fair value when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" - a replacement of SFAS No. 125 and other related pronouncements. The gain on sale of these contracts is included in revenues net of any estimated recourse obligations, while unrealized gains are included as a component of retained earnings. During the life of the loan, accretion income or expense, as appropriate, is included in revenues and the related receivables on residual interests are marked to fair value at the end of each reporting period through comprehensive income.

         The gain or loss on the sale of the installment sales contracts depends in part on the previous carrying amount of the contracts, allocated between the contracts sold and the retained interests based upon their respective fair values at the date of sale. The fair value of the residual interest is determined by discounting the projected cash flows over the expected life of the contracts sold using a number of estimates and assumptions including prepayment, default, and interest rates. Company estimates of prepayment and default rates are determined based upon a model developed by the Company and refined to reflect Company-specific experience and trends. At March 29, 2002, the Company had net receivables of approximately $8.9 million related to the retained residual interests of loan contracts previously sold by CountryPlace.

         RECOURSE OBLIGATIONS. In some cases, CountryPlace shares in losses resulting from defaults or prepayments of loan contracts previously sold and therefore establishes a reserve for estimated losses at the time the loan contract is sold. At March 29, 2002, the Company had net reserve balances of approximately $2.9 million for future losses. The reserve for recourse obligation is established based upon historical loss experience, current economic conditions, and industry trends. Management periodically evaluates its reserve for recourse obligations based upon the performance of outstanding receivables remaining in the portfolio in comparison to projected performance when the reserves were established, actual loss history, geographic concentrations, and the estimated value of the underlying collateral.

NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Effective March 31, 2001, Palm Harbor adopted SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS No. 144 did not have a material effect on Palm Harbor's financial statements.

FORWARD-LOOKING INFORMATION/RISK FACTORS

       Certain statements contained in this annual report are forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. Investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from these expressed in or implied by such statements. These risks include such assumptions, risks, uncertainties and factors associated with the following:

         o AVAILABILITY OF RETAIL FINANCING. Since mid-1999, loans to purchase manufactured houses have been subjected to elevated credit standards, resulting in reduced lending volumes and consequently reduced sales in the manufactured housing industry. A further tightening of credit standards may cause Palm Harbor to experience significant sales declines.

         o AVAILABILITY OF WHOLESALE FINANCING. The largest floor plan lender has chosen to exit the manufactured housing business, thereby reducing the amount of credit available to industry retailers. Further reductions in the availability of floor plan lending may affect Palm Harbor's inventory levels of new homes.

         o MANAGEMENT'S ABILITY TO ATTRACT AND RETAIN EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL. Palm Harbor is dependent on the services and performance of our executive officers, including our Chairman of the Board, Lee Posey and our President and Chief Executive Officer, Larry Keener. The loss of the services of one or more of our executive officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

         o CONTROL BY EXISTING SHAREHOLDERS. Approximately 55% of the outstanding Common Stock of Palm Harbor is beneficially owned or controlled by Mr. Posey, Capital Southwest Corporation and its wholly-owned subsidiary, Capital Southwest Venture Corporation and William R. Thomas, President of Capital Southwest Corporation. As a result, these shareholders, acting together, will be able to determine the outcome of elections of Palm Harbor's directors and thereby control the management of Palm Harbor's business.

         o IMPACT OF INFLATION. The past several years have shown a relatively moderate rate of inflation which Palm Harbor has been able to offset through increased selling prices. A material increase in inflation in the future could adversely affect Palm Harbor's operating results.

         o COMPETITIVE PRODUCT ADVERTISING, PROMOTIONAL AND PRICING ACTIVITY. There are numerous manufactured housing companies in the industry and many have their own retail distribution systems and consumer finance operations. In addition to competition within the manufactured housing industry, our products also compete with other forms of lower to moderate-cost housing, including site-built homes, apartments, townhouses and condominiums. If we are unable to address this competition, growth in each segment of our business could be limited.

         o CYCLICALITY OF THE MANUFACTURED HOUSING INDUSTRY. The cyclical and seasonal nature of the industry causes our revenues and operating results to fluctuate and makes it hard for management to forecast sales and profits in uncertain times. As a result of seasonal and cyclical downturns, we may experience fluctuations in our operating results that make difficult period-to-period comparisons.

         o VOLATILITY IN OUR STOCK PRICE. Our stock is traded on the Nasdaq National Stock Market and is therefore subject to market fluctuations. During fiscal 2002, our stock price ranged from a low of $15.00 per share to a high of $26.99 per share.

         o TERRORIST ATTACKS. Market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and actions, including armed conflict by the United States and other governments in reaction thereto.

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

         For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming Palm Harbor's level of variable rate debt as of March 29, 2002 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors


Board of Directors
Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries (the "Company") as of March 30, 2001 and March 29, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 30, 2001 and March 29, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 29, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in fiscal 2001 the Company changed its method of accounting for revenue recognition and in fiscal 2002 the Company changed its method of accounting for goodwill.



Dallas, Texas                                              Ernst & Young LLP
May 3, 2002

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                 MARCH 30,    MARCH 29,
                                                   2001          2002
                                                ----------    ----------

ASSETS
Current assets
     Cash and cash equivalents                  $   61,290    $   69,197
     Investments                                    25,132        30,051
     Receivables                                    86,369        80,111
     Inventories                                   125,917       122,048
     Prepaid expenses and other assets               8,748         9,046
                                                ----------    ----------
Total current assets                               307,456       310,453


Goodwill, net                                       52,940        53,109
Other assets, net                                   17,858        19,106
                                                ----------    ----------
                                                    70,798        72,215


Property, plant and equipment, at cost:
     Land and improvements                          22,949        32,018
     Buildings and improvements                     62,990        56,990
     Machinery and equipment                        50,321        55,552
     Construction in progress                        3,428         8,174
                                                ----------    ----------
                                                   139,688       152,734
     Accumulated depreciation                       49,574        60,234
                                                ----------    ----------
                                                    90,114        92,500
                                                ----------    ----------
Total assets                                    $  468,368    $  475,168
                                                ==========    ==========

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                                          MARCH 30,       MARCH 29,
                                                                                            2001             2002
                                                                                        ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                                   $     33,766     $     28,649
     Floor plan payable                                                                      144,747          134,977
     Accrued liabilities                                                                      48,412           50,246
     Current portion of long-term debt                                                           163              176
                                                                                        ------------     ------------
Total current liabilities                                                                    227,088          214,048

Long-term debt, less current portion                                                           2,745            2,566

Deferred income taxes                                                                          2,883            1,897

Commitments and contingencies

Shareholders' equity
     Preferred stock, $.01 par value
        Authorized shares - 2,000,000
        Issued and outstanding shares - none
     Common stock, $.01 par value
        Authorized shares - 50,000,000
        Issued shares - 23,807,879 at March 30,
        2001 and March 29, 2002                                                                  239              239
     Additional paid-in capital                                                               54,149           54,149
     Retained earnings                                                                       200,911          220,359
     Accumulated other comprehensive income                                                    2,869            1,939
                                                                                        ------------     ------------
                                                                                             258,168          276,686

     Less treasury shares - 964,590 at March 30,
        2001, and 858,507 at March 29, 2002                                                  (16,512)         (14,169)
Unearned compensation                                                                         (6,004)          (5,860)
                                                                                        ------------     ------------
Total shareholders' equity                                                                   235,652          256,657
                                                                                        ------------     ------------
Total liabilities and shareholders' equity                                              $    468,368     $    475,168
                                                                                        ============     ============


See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)


                                                                    YEAR ENDED
                                                    ----------------------------------------------
                                                      MARCH 31,       MARCH 30,        MARCH 29,
                                                        2000             2001             2002
                                                    ------------     ------------     ------------
Net sales                                           $    777,471     $    650,451     $    627,380

Cost of sales                                            530,415          443,131          426,356
Selling, general and
    administrative expenses                              180,224          165,896          168,171
                                                    ------------     ------------     ------------
Income from operations                                    66,832           41,424           32,853


Interest expense                                         (10,245)         (12,792)          (8,377)
Interest income and other                                  7,034            7,279            6,450
                                                    ------------     ------------     ------------

Income before income taxes and cumulative
    effect of change in accounting principle              63,621           35,911           30,926

Income tax expense                                        25,025           14,034           11,478
                                                    ------------     ------------     ------------

Income before cumulative effect of change
     in accounting principle                              38,596           21,877           19,448
Cumulative effect of change in accounting
    principle                                                 --           (2,048)              --
                                                    ------------     ------------     ------------

Net income                                          $     38,596     $     19,829     $     19,448
                                                    ============     ============     ============

Net income per common share -
       basic and diluted                            $       1.66     $       0.87     $       0.85
                                                    ============     ============     ============

Weighted average common
    shares outstanding - basic                            23,225           22,760           22,820
                                                    ============     ============     ============

Weighted average common
    shares outstanding - diluted                          23,255           22,772           22,820
                                                    ============     ============     ============

See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (In thousands of dollars)



                                                                                          ACCUMULATED
                                                                ADDITIONAL                    OTHER
                                            COMMON STOCK          PAID-IN     RETAINED    COMPREHENSIVE         TREASURY SHARES
                                        SHARES        AMOUNT      CAPITAL     EARNINGS        INCOME         SHARES        AMOUNT
                                      -----------  -----------  -----------  -----------  -------------   -----------   -----------
Balance at March 26, 1999              23,807,879  $       239  $    54,149  $   142,486  $     1,195       (30,765)  $      (442)
    Comprehensive income
       Net income                              --           --           --       38,596           --            --            --
       Unrealized gain (loss), net             --           --           --           --         (392)           --            --


    Total comprehensive income                 --           --           --           --           --            --            --
    Treasury shares purchased, net             --           --           --           --           --      (737,709)      (12,986)
    Long-Term Incentive Plan
       Shares purchased                        --           --           --           --           --            --            --
       Terminations                            --           --           --           --           --       (18,565)         (420)
       Provision                               --           --           --           --           --            --            --
                                      -----------  -----------  -----------  -----------  -----------   -----------   -----------
Balance at March 31, 2000              23,807,879          239       54,149      181,082          803      (787,039)      (13,848)
    Comprehensive income
       Net income                              --           --           --       19,829           --            --            --
       Unrealized gain                         --           --           --           --        2,066            --            --


    Total comprehensive income                 --           --           --           --           --            --            --
    Treasury shares purchased, net             --           --           --           --           --      (121,259)       (1,661)
    Long-Term Incentive Plan
       Shares purchased                        --           --           --           --           --            --            --
       Terminations                            --           --           --           --           --       (56,292)       (1,003)
       Provision                               --           --           --           --           --            --            --
                                      -----------  -----------  -----------  -----------  -----------   -----------   -----------
Balance at March 30, 2001              23,807,879          239       54,149      200,911        2,869      (964,590)      (16,512)
    Comprehensive income
       Net income                              --           --           --       19,448           --            --            --
       Unrealized gain                         --           --           --           --          845            --            --
       Realization of gains                    --           --           --           --       (1,775)           --            --


    Total comprehensive income                 --           --           --           --           --            --            --
    Treasury shares purchased, net             --           --           --           --           --       144,356         2,981
    Long-Term Incentive Plan
       Shares purchased                        --           --           --           --           --            --            --
       Terminations                            --           --           --           --           --       (38,273)         (638)
       Provision                               --           --           --           --           --            --            --
                                      -----------  -----------  -----------  -----------  -----------   -----------   -----------
Balance at March 29, 2002              23,807,879  $       239  $    54,149  $   220,359  $     1,939      (858,507)  $   (14,169)
                                      ===========  ===========  ===========  ===========  ===========   ===========   ===========
                                         UNEARNED
                                       COMPENSATION    TOTAL
                                       ------------ -----------
Balance at March 26, 1999             $    (2,302)  $   195,325
    Comprehensive income
       Net income                              --        38,596
       Unrealized gain (loss), net             --          (392)
                                                    -----------

    Total comprehensive income                 --        38,204
    Treasury shares purchased, net             --       (12,986)
    Long-Term Incentive Plan
       Shares purchased                    (4,468)       (4,468)
       Terminations                           420            --
       Provision                            1,101         1,101
                                      -----------   -----------
Balance at March 31, 2000                  (5,249)      217,176
    Comprehensive income
       Net income                              --        19,829
       Unrealized gain                         --         2,066
                                                    -----------

    Total comprehensive income                 --        21,895
    Treasury shares purchased, net             --        (1,661)
    Long-Term Incentive Plan
       Shares purchased                    (3,250)       (3,250)
       Terminations                         1,003            --
       Provision                            1,492         1,492
                                      -----------   -----------
Balance at March 30, 2001                  (6,004)      235,652
    Comprehensive income
       Net income                              --        19,448
       Unrealized gain                         --           845
       Realization of gains                    --        (1,775)
                                                    -----------

    Total comprehensive income                 --        18,518
    Treasury shares purchased, net             --         2,981
    Long-Term Incentive Plan
       Shares purchased                    (2,987)       (2,987)
       Terminations                           638            --
       Provision                            2,493         2,493
                                      -----------   -----------
Balance at March 29, 2002             $    (5,860)  $   256,657
                                      ===========   ===========

See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                                                                YEAR ENDED
                                                                                -------------------------------------------
                                                                                 MARCH 31,       MARCH 30,       MARCH 29,
                                                                                   2000            2001            2002
                                                                                -----------     -----------     -----------

OPERATING ACTIVITIES
 Income before cumulative effect of change
    in accounting principle                                                     $    38,596     $    21,877     $    19,448
    Adjustments to reconcile income before cumulative effect
       of change in accounting principle to net cash provided by
       operating activities
           Cumulative effect of change in accounting principle                           --          (2,048)             --
           Depreciation                                                               9,503          10,765          11,993
           Amortization                                                               4,053           4,066              94
           Deferred income taxes                                                     (1,411)         (1,792)         (1,138)
           Gain on sale of loans                                                     (2,253)             --              --
           Gain (loss) on disposition of assets                                         (16)            (16)            329
           Purchases of stock for Long-Term Incentive Plan                           (4,468)         (3,250)         (2,987)
           Provision for Long-Term Incentive Plan                                     1,101           1,492           2,493
           Changes in operating assets and liabilities
             Accounts receivable                                                     (7,077)          5,228           3,497
             Inventories                                                                 17          (3,272)          3,869
             Prepaid expenses and other current assets                                  342          (1,097)           (146)
             Other assets                                                               409           2,708          (1,511)
             Accounts payable and accrued expenses                                   (1,102)        (12,129)         (3,283)
                                                                                -----------     -----------     -----------
    Cash provided by operations                                                      37,694          22,532          32,658
Loans originated                                                                   (154,457)       (142,635)       (137,880)
Sale of loans                                                                       152,637         143,956         139,711
                                                                                -----------     -----------     -----------
Net cash provided by operating activities                                            35,874          23,853          34,489

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (15,933)        (14,147)        (14,773)
Purchases of investments                                                            (10,197)        (11,769)        (13,318)
Sales of investments                                                                  3,424           9,702           8,399
Proceeds from disposition of assets                                                      20             276              65
                                                                                -----------     -----------     -----------
Net cash used in investing activities                                               (22,686)        (15,938)        (19,627)

FINANCING ACTIVITIES
Net proceeds from (payments on) floor plan payable                                    9,756           6,139          (9,770)
Principal payments on notes payable and
    long-term debt                                                                     (233)           (241)           (166)
Net purchases of treasury stock                                                     (12,986)         (1,661)          2,981
                                                                                -----------     -----------     -----------
Net cash provided by (used in) financing activities                                  (3,463)          4,237          (6,955)

Net increase in cash and cash equivalents                                             9,725          12,152           7,907
Cash and cash equivalents at beginning of year                                       39,413          49,138          61,290
                                                                                -----------     -----------     -----------
Cash and cash equivalents at end of year                                        $    49,138     $    61,290     $    69,197
                                                                                ===========     ===========     ===========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                                                                        $    10,206     $    12,670     $     8,896
Income taxes                                                                    $    26,182     $    17,874     $    15,409

See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. (the "Company") and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on the last Friday in March. Fiscal years 2000, 2001 and 2002 contained 53, 52 and 52 weeks, respectively. Headquartered in Addison, Texas, the Company markets manufactured homes nationwide through vertically integrated operations, encompassing manufacturing, marketing, financing and insurance.

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

Retail sales including shipping charges are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer's site. Homes sold to independent retailers are recognized when the home is shipped which is when the title passes to the independent retailer. The transportation cost is borne by the independent retailer.

Most of the homes sold to independent retailers are financed through standard industry arrangements which include repurchase agreements (see Note 13). The Company extends credit in the normal course of business under normal trade terms and our receivables are subject to normal industry risk.

RESIDUAL INTERESTS

CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company's finance subsidiary, originates and sells loan contracts to national consumer finance companies and receives cash and/or retains a residual interest in the interest generated by the sold contracts. Since April 1, 1999, substantially all interest income on sold contracts has been received in cash upon sale of the contracts. Prior to April 1, 1999, a residual interest in the interest generated by the sold contracts was retained and recorded. The fair value of the residual interest is determined using a number of market based assumptions. The gain on the sale of these contracts is included in revenues net of any estimated recourse obligations while unrealized gains are included as a component of retained earnings. The interest income is shared between CountryPlace and the national consumer finance companies on a predetermined basis for all loan contracts and losses resulting from defaults or prepayments are shared in some cases on loan contracts previously sold.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

RECOURSE OBLIGATIONS

In some cases, CountryPlace shares in losses resulting from defaults or prepayments of loan contracts previously sold and therefore establishes a reserve for estimated losses at the time the loan contract is sold. At March 29, 2002, the Company had net reserve balances of approximately $2.9 million for future losses. The reserve for recourse obligation is established based upon historical loss experience, current economic conditions, and industry trends. Management periodically evaluates its reserve for recourse obligations based upon the performance of outstanding receivables remaining in the portfolio in comparison to projected performance when the reserves were established, actual loss history, geographic concentrations, and the estimated value of the underlying collateral.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements' useful lives. Estimated useful lives for significant classes of assets are as follows: Land Improvements 10-15 years, Buildings and Improvements 3-15 years, and Machinery and Equipment 2-10 years. Repairs and maintenance are expensed as incurred.

GOODWILL

Goodwill is the excess of cost over fair value of net assets of businesses acquired. Through fiscal 2001, goodwill was amortized on the straight-line method over the expected periods to be benefited - between 10 and 20 years. Commencing in fiscal 2002, goodwill is no longer amortized. The Company tests annually for impairment by reporting unit and expenses an impairment charge when the implied fair value of a reporting unit is less than its carrying value. Substantially all of the Company's goodwill is attributable to its "housing" reporting unit.

WARRANTIES

Products are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to product warranties are provided at the date of sale.

START-UP COSTS

Costs incurred in connection with the start-up of manufacturing facilities and retail superstores are expensed as incurred.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

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

FINANCIAL CONCENTRATION

In March 2002, the largest floor plan lender in the industry, Conseco Finance Servicing Corp. ("Conseco") announced that they were exiting the wholesale financing, or floor plan lending, business. The Company's agreement with Conseco, which totals $15.0 million, will be cancelled on June 30, 2002. In anticipation of such floor plan cancellation, the Company increased one of its other facilities by $30.0 million during the fourth quarter of fiscal 2002. As of May 9, 2002, the Company had floor plan borrowings of $11.4 million with Conseco and had receivables due from Conseco of approximately $10.2 million. The Company believes amounts due from Conseco will be collected in the normal course of business and the Company will not incur significant losses as the result of doing business with Conseco.

On May 16, 2002, Conseco indicated its commitment to continue to provide retail financing; however, they also began notifying manufacturers and independent retailers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. However, Conseco also indicated in the notification that certain options would be made available to the retailers. The Company has contacted its independent retailers where it has repurchase obligations regarding the impact of this cancellation on their floor plan financing needs. The majority of these retailers have made other arrangements for their financing needs.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

ADOPTION OF FINANCIAL ACCOUNTING STANDARD NO. 142

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Effective March 31, 2001, the Company adopted SFAS No. 142, which requires that goodwill not be amortized but instead be tested at least annually for impairment by reporting unit and expensed against earnings when the implied fair value of a reporting unit, including goodwill, is less than its carrying amount. Comparative pro forma results for the fiscal years ended March 31, 2000 and March 30, 2001 would have increased income before cumulative effect of change in accounting principle and net income by $2.8 million and $2.5 million, or $0.12 and $0.11 per share, to $1.78 and $0.98 per share, respectively. The carrying value of the goodwill was assessed for impairment as of March 31, 2001 and there was no indication of impairment of goodwill and other intangible assets.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Effective March 31, 2001, the Company adopted SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

2. INVENTORIES

Inventories consist of the following:

                                                                    MARCH 30,     MARCH 29,
                                                                      2001          2002
                                                                    ----------    ----------
                                                                          (in thousands)
Raw materials                                                       $    7,627    $    7,631
Work in process                                                          3,075         3,339
Finished goods - manufacturing                                              68           659
Finished goods - retail                                                115,147       110,419
                                                                    ----------    ----------
                                                                    $  125,917    $  122,048
                                                                    ==========    ==========

3. INVESTMENTS

The Company's investments totaled $25,132,000 and $30,051,000 at March 30, 2001 and March 29, 2002, respectively. The fair value of the available-for-sale securities was $20,469,000 and $20,393,000, resulting in net unrealized gains recorded of $961,000 and $0 at March 30, 2001 and March 29, 2002, respectively. The majority of the available-for-sale securities consist of U.S. government related obligations and other debt obligations with contractual maturities of generally 2 to 11 years. The remaining of the Company's investments are classified as trading securities.

4. RESIDUAL INTERESTS IN LOAN CONTRACTS SOLD

Palm Harbor Homes' carrying value (fair value) of retained interest related to the residual interests of loan contracts previously sold by CountryPlace are included in other assets and amounted to approximately $8.2 million and $8.9 million, as of March 30, 2001 and March 29, 2002, respectively. The significant economic assumptions used in measuring the retained interest at the date of sale were as follows: prepayment speed (250% MHP model); weighted average life (approximately five years); and residual cash flow discount rate (18.5%). A sensitivity analysis as of March 29, 2002, reflecting a 10% and 20% adverse change in the prepayment speed results in a hypothetical reduction in the carrying value of the residual interests by approximately $0.4 million and $0.9 million while a 10% and 20% adverse change in the discount rate results in a hypothetical reduction in the carrying value of the residual interests by approximately $0.5 million and $1.0 million. The sensitivity analysis is hypothetical and should be used with caution. For instance, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, when in reality, changes in any one factor may result in changes in another factor.

During the fiscal year ended March 31, 2000, March 30, 2001 and March 29, 2002, the Company recognized approximately $6.7 million, $5.0 million and $3.9 million in gains, respectively. The Company had $1.1 million, $1.1 million and $0.8 million in unrealized gains for the fiscal years ended March 31, 2000, March 30, 2001 and March 29, 2002, respectively.

5. FLOOR PLAN PAYABLE

The Company currently has four floor plan facilities with financial institutions totaling $155.0 million to finance a major portion of its home inventory at the Company's retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.75% at March 29, 2002) to prime plus 2.0%. One of the Company's facilities totaling $15.0 million with Conseco (of which $14.2 million was outstanding at March 29, 2002) will be cancelled on June 30, 2002. In anticipation of such cancellation, the Company increased one of its other facilities by $30.0 million during the fourth quarter of fiscal 2002. The Company has three facilities totaling $140.0 million which require notification from the financial institution six months prior to cancellation. Such notification has not been received by the Company from

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES any of these three financial institutions. These floor plan facilities contain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. The Company had $144,747,000 and $134,977,000 outstanding on these floor plan credit facilities at March 30, 2001 and March 29, 2002, respectively.

Two of the Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institution, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.75% at March 29, 2002) minus 0.5%. The Company had $16,175,000 and $14,275,000 invested at March 30, 2001 and March 29, 2002, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Consolidated Balance Sheets.

6. LINES OF CREDIT

The Company has two revolving lines of credit - one $20.0 million committed and one $15.0 million uncommitted - from a financial institution for general corporate purposes. The lines of credit bear interest, at the option (under certain conditions) of the Company, at either the LIBOR rate (1.88% at March 29,
2002) plus 2.0% or the prime rate (4.75% at March 29, 2002) minus 0.25%. The lines of credit contain provisions regarding minimum financial requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The Company's borrowing capacity on the lines of credit is reduced by letters of credit totaling $3.6 million. The lines of credit are available through June 26, 2002, and require an annual commitment fee of up to $50,000. The Company has received a commitment letter from the financial institution which extends the availability of the lines of credit through June 2003. The Company had no amounts outstanding on the lines of credit at March 30, 2001 and March 29, 2002.

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                           MARCH 30,   MARCH 29,
                                                                              2001        2002
                                                                           ---------   ---------
                                                                                (in thousands)
  Salaries, wages and benefits                                              $ 12,953    $ 13,617
  Accrued expenses on homes sold, including warranty                          13,268      11,619
  Customer deposits                                                            7,508       7,263
  Sales incentives                                                             1,904       3,851
  Other                                                                       12,779      13,896
                                                                            --------    --------
                                                                            $ 48,412    $ 50,246
                                                                            ========    ========

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                         MARCH 30,    MARCH 29,
                                                                           2001         2002
                                                                        ----------    ---------
                                                                            (in thousands)
Economic development revenue bonds;
interest payable monthly at 7.54%; monthly
interest and principal payments of $40,029
through February 2001, $31,393 through
January 2006 with final payment of
$2,002,040 in February 2006                                              $  2,908     $  2,742

Less current portion                                                         (163)        (176)
                                                                         --------     --------
Long-term debt, less current portion                                     $  2,745     $  2,566
                                                                         ========     ========

The revenue bonds require the maintenance of certain financial statement ratios, prohibit the payment of dividends and are collateralized by certain fixed assets having a carrying value as of March 29, 2002 of $5,264,000.

Scheduled maturities of long-term debt are as follows (in thousands):

 FISCAL YEAR                                                        AMOUNT
 -----------                                                        ------
   2003                                                            $   176
   2004                                                                189
   2005                                                                205
   2006                                                              2,172
                                                                   -------
                                                                   $ 2,742
                                                                   =======

The carrying value of the Company's long-term debt approximates its fair value.

9. INCOME TAXES

Income tax expense for fiscal years 2000, 2001 and 2002 is as follows:

                                                          MARCH 31,      MARCH 30,      MARCH 29,
                                                            2000           2001           2002
                                                         ----------     ----------     ----------
                                                                       (in thousands)
Current
Federal                                                  $   24,616     $   14,687     $   11,566
State                                                         2,381          1,440            911

Deferred                                                     (1,972)        (2,093)          (999)
                                                         ----------     ----------     ----------
Total income taxes                                       $   25,025     $   14,034     $   11,478
                                                         ==========     ==========     ==========

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

Significant components of deferred tax assets and liabilities are as follows:

                                                                          MARCH 30,      MARCH 29,
                                                                             2001           2002
                                                                          ----------     ----------
                                                                                (in thousands)
   Current deferred tax assets
       Warranty reserves                                                  $    1,837     $      985
       Accrued liabilities                                                     3,219          4,901
       Inventory                                                                 319          1,813
       Other                                                                   2,613          1,186
                                                                          ----------     ----------
                                                                               7,988          8,885

   Non-current deferred tax assets
       Unrecognized income                                                     3,253          2,564
                                                                          ----------     ----------
          Total deferred tax assets                                           11,241         11,449

   Deferred tax liabilities
       Tax benefits purchased                                                  2,266          1,834
       Property and equipment                                                 (1,583)        (2,489)
       Other                                                                   2,200          2,552
                                                                          ----------     ----------
          Total deferred tax liabilities                                       2,883          1,897
                                                                          ----------     ----------
   Net deferred income tax assets                                         $    8,358     $    9,552
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

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons:

                                                                  MARCH 31,       MARCH 30,       MARCH 29,
                                                                    2000            2001            2002
                                                                  ----------      ----------      ----------
                                                                                (in thousands)
Tax at statutory rate                                             $   22,268      $   12,567      $   10,824
Increases (decreases)
     State taxes - net of federal tax benefit                          1,547             939             592
     Goodwill amortization                                             1,011           1,016               0
     Tax exempt interest                                                (166)           (162)           (110)
     Other                                                               365            (326)            172
                                                                  ----------      ----------      ----------
Income tax expense                                                $   25,025      $   14,034      $   11,478
                                                                  ==========      ==========      ==========
Effective tax rate                                                      39.3%           39.1%           37.1%
                                                                  ==========      ==========      ==========

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

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

11. LONG-TERM INCENTIVE PLAN

Effective March 29, 1999, the Board of Directors approved the Fiscal Year 2000 Long-Term Incentive Plan (the "Plan") whereby certain key associates received awards of restricted common stock. The Company's Chairman and President/CEO do not participate in the plan. Shares awarded under the Plan are purchased by the Company in the open market. These restricted stock awards give the associate the right to receive a specific number of shares of common stock contingent upon remaining an associate of the Company for a specified period. Effective April 3, 2000, April 2, 2001 and April 1, 2002, the Board of Directors approved the Fiscal Year 2001 Long-Term Incentive Plan (the "2001 Plan"), the Fiscal Year 2002 Long-Term Incentive Plan (the "2002 Plan") and the Fiscal Year 2003 Long-Term Incentive Plan (the "2003 Plan"), respectively. The 2001 Plan, 2002 Plan and the 2003 Plan have substantially the same terms as the Plan.

The unamortized cost of the common stock acquired by the Company for the participants in the plans is reflected as "Unearned Compensation" in the accompanying Consolidated Balance Sheets. The plans are administered by a committee authorized by the Board of Directors.

12. EMPLOYEE PLAN

The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401k Plan. The Company matches 50% of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $1,226,000, $1,387,000 and $1,627,000 in fiscal years 2000, 2001 and 2002, respectively.

13. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 29, 2002, are as follows (in thousands):

      FISCAL YEAR                                           AMOUNT
      -----------                                           ------
2003                                                      $   6,019
2004                                                          3,571
2005                                                          2,515
2006                                                          1,992
2007 and thereafter                                           9,728
                                                          ---------
                                                          $  23,825
                                                          =========

Rent expense (net of sublease income) was $9,047,000, $8,991,000 and $8,617,000 for fiscal years 2000, 2001 and 2002, respectively.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months.

On May 16, 2002, Conseco indicated its commitment to continue to provide retail financing; however, they also began notifying manufacturers and independent retailers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. However, Conseco also indicated in the notification that certain options would be made available to the retailers. The Company has contacted its independent retailers where it has repurchase obligations regarding the impact of this cancellation on their floor plan financing needs. The majority of these retailers have made other arrangements for their financing needs.

At March 29, 2002, the Company estimates that its potential obligations under all repurchase agreements were approximately $13.8 million. However, it is management's opinion that no material loss will occur from the repurchase agreements. During fiscal years 2000, 2001 and 2002, net expenses incurred by the Company under these repurchase agreements totaled $155,000, $132,000 and $212,000, respectively.

With respect to certain installment contracts sold prior to April 1, 1999, the Company is contingently liable, as guarantor, for up to 50% of any losses. At March 29, 2002, the outstanding principal balance of these contracts sold with partial recourse was $35.0 million. With respect to the installment contracts sold after April 1, 1999, the Company's contingent liability is limited to a loss of up to $5,000 per contract. At March 29, 2002, the number of these outstanding contracts sold with partial recourse was 2,944. Management has consistently provided for its estimated recourse obligation exposure and has recorded a reserve of $2.9 million at March 29, 2002.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14. INTEREST INCOME AND OTHER

During fiscal years 2000, 2001 and 2002, the Company recorded interest income of $4,419,000, $5,247,000 and $3,823,000, respectively and other income, primarily income earned on a real estate investment, of $2,615,000, $2,032,000 and $2,627,000, respectively.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

15. BUSINESS SEGMENT INFORMATION

During the past three fiscal years, the Company has reported three business segments in its annual reports - retail, manufacturing and financial services. However, the Company has experienced a significant increase in the internalization rate, thereby bringing the retail and manufacturing segments together. The Company's internalization rate reflects the percentage of homes manufactured by the Company and sold through its Company-owned retail stores. The Company's internalization rate was 83% in fiscal year 2002 versus 63% in fiscal year 1999. The high volume of transactions occurring between the two divisions results in the majority of the manufacturing divisions' sales being eliminated in consolidation. The manufacturing division is dependent upon the retail division to place orders for sales. Based on these facts, the Company will now report a total of two segments - a "housing" segment which combines the retail and manufacturing operations and a financial services segment which combines the insurance and finance operations. The following table summarizes information with respect to the Company's business segments for the periods indicated (in thousands):


                                                              YEAR ENDED
                                                ----------------------------------------
                                                MARCH 31,      MARCH 30,      MARCH 29,
                                                   2000           2001           2002
                                                ----------     ----------     ----------

Net sales
         Housing                                $  752,782     $  626,831     $  604,298
         Financial services                         24,689         23,620         23,082
                                                ----------     ----------     ----------
                                                $  777,471     $  650,451     $  627,380
                                                ==========     ==========     ==========

Income from operations
         Housing                                $   71,869     $   48,010     $   38,342
         Financial services                         13,554         11,861         10,844
         General corporate expenses                (18,591)       (18,447)       (16,333)
                                                ----------     ----------     ----------
                                                $   66,832     $   41,424     $   32,853
                                                ==========     ==========     ==========

         Interest expense                       $  (10,245)    $  (12,792)    $   (8,377)
         Interest income and other                   7,034          7,279          6,450
                                                ----------     ----------     ----------
         Income before income taxes and
             cumulative effect of change
             in accounting principle            $   63,621     $   35,911     $   30,926
                                                ==========     ==========     ==========

Identifiable assets
         Housing                                $  407,515     $  417,339     $  425,645
         Financial services                         40,213         40,268         37,150
         Other                                       9,446         10,761         12,373
                                                ----------     ----------     ----------
                                                $  457,174     $  468,368     $  475,168
                                                ==========     ==========     ==========
Depreciation and amortization
         Housing                                $   13,009     $   14,145     $   11,437
         Financial services                            191            164            135
         Other                                         356            522            515
                                                ----------     ----------     ----------
                                                $   13,556     $   14,831     $   12,087
                                                ==========     ==========     ==========
Capital expenditures
         Housing                                $   15,538     $   14,045     $   13,819
         Financial services                             88             16            138
         Other                                         307             86            816
                                                ----------     ----------     ----------
                                                $   15,933     $   14,147     $   14,773
                                                ==========     ==========     ==========

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2001 and 2002.

                                                  FIRST         SECOND         THIRD         FOURTH
                                                 QUARTER        QUARTER       QUARTER        QUARTER        TOTAL
                                               ------------- -------------- ------------- -------------- -------------
                                                                 (in thousands, except per share data)

FISCAL YEAR ENDED
MARCH 30, 2001
     Net sales                                  $  190,885     $  175,813    $  145,934    $  137,819    $  650,451
     Gross profit                                   59,391         57,052        45,531        45,346       207,320
     Income from operations                         14,365         13,016         7,280         6,763        41,424
     Income before cumulative
       effect of change in accounting
       principle                                     7,653          7,667         3,167         3,390        21,877
     Cumulative effect of change
       in accounting principle                      (2,048)            --            --            --        (2,048)
     Net income                                      5,605          7,667         3,167         3,390        19,829
     Earnings per share                         $     0.24     $     0.34    $     0.14    $     0.15    $     0.87

FISCAL YEAR ENDED
MARCH 29, 2002
     Net sales                                  $  172,560     $  173,378    $  158,787    $  122,655    $  627,380
     Gross profit                                   51,939         55,560        49,803        43,722       201,024
     Income from operations                         11,010         11,617         8,195         2,031        32,853
     Net income                                      5,777          6,676         5,173         1,822        19,448
     Earnings per share                         $     0.25     $     0.29    $     0.23    $     0.08    $     0.85

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Information with respect to the Company's Board of Directors and executive officers is incorporated by reference from pages 3 through 6 of the Company's definitive Proxy Statement filed with the SEC on May 24, 2002 in connection with the Annual Meeting of Shareholders to be held June 26, 2002.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated by reference from pages 10 through 12 of The Company's definitive Proxy Statement filed with the SEC on May 24, 2002 in connection with the Annual Meeting of Shareholders to be held June 26, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from pages 7 and 8 of the Company's definitive Proxy Statement filed with the SEC on May 24, 2002 in connection with the Annual Meeting of Shareholders to be held June 26, 2002.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.
                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                  The Company's Consolidated Financial Statements for the year ended March 29, 2002 are included on pages 20 through 35 of this report.

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

                 10.1      Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's
                           Registration Statement on Form S-1, Registration No. 33-97676).

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

                 10.4      Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration
                           No. 33-97676).

                *21.1      List of Subsidiaries.

                *23.1      Consent of Ernst & Young LLP.

                 24.1      Power of Attorney (included on the signature page of the Report).

----------

* Filed herewith

         (b)      None.

         (c)      See Item 14(a)(3) above.

         (d)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on May 24, 2002.

                                             PALM HARBOR HOMES, INC.

                                             /s/ Lee Posey
                                             ----------------------------------
                                             Lee Posey, Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 29, 2002 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

        SIGNATURES                                      TITLE                                     DATE
        ----------                                      -----                                     ----
/s/ Lee Posey                             Chairman of the Board and Director                   May 24, 2002
-----------------------------------       (Principal Executive Officer)
Lee Posey

/s/ Larry Keener                          Chief Executive Officer,                             May 24, 2002
-----------------------------------       President and Director
Larry Keener

/s/ Kelly Tacke                           Vice President-Finance,                              May 24, 2002
-----------------------------------       Chief Financial Officer and Secretary
Kelly Tacke                               (Principal Financial and Accounting Officer)

/s/  William R. Thomas                    Director                                             May 24, 2002
-----------------------------------
William R. Thomas

/s/ Walter D. Rosenberg, Jr.
-----------------------------------       Director                                             May 24, 2002
Walter D. Rosenberg, Jr.

/s/ Frederick R. Meyer                    Director                                             May 24, 2002
-----------------------------------
Frederick R. Meyer

/s/ John H. Wilson                        Director                                             May 24, 2002
-----------------------------------
John H. Wilson

/s/ A. Gary Shilling                      Director                                             May 24, 2002
-----------------------------------
A. Gary Shilling

/s/ Jerry Mallonee                        Director                                             May 24, 2002
-----------------------------------
Jerry Mallonee

                                INDEX TO EXHIBITS

        Exhibits
           No.    Description
        --------  -----------
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

         10.1     Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant's Registration
                  Statement on Form S-1, Registration No. 33-97676).

         10.2     Form of Indemnification Agreement between Palm Harbor and each of our directors and certain officers
                  (Incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1,
                  Registration No. 33-79164).

         10.3     Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the
                  Registrant's Registration Statement on Form S-1, Registration No. 33-79164).

         10.4     Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit
                  10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 33-97676).

        *21.1     List of Subsidiaries.

        *23.1     Consent of Ernst & Young LLP.

         24.1     Power of Attorney (included on the signature page of the Report).


----------

* Filed herewith