Form 10-Q
period 2002-06-28
PALM HARBOR HOMES INC /FL/
filed 2002-08-01
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
         ---------------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___ and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on August 1, 2002 -
22,945,545.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                               JUNE 28,       MARCH 29,
                                                 2002            2002
                                               ---------      ---------
                                             (Unaudited)
ASSETS
   Cash and cash equivalents                   $  31,344      $  69,197
   Investments                                    33,398         30,051
   Receivables                                    87,050         80,111
   Inventories                                   122,591        122,048
   Other current assets                           10,264          9,046
                                               ---------      ---------
      Total current assets                       284,647        310,453

   Other assets                                   96,017         72,215
   Property, plant and equipment, net             99,628         92,500
                                               ---------      ---------

TOTAL ASSETS                                   $ 480,292      $ 475,168
                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Accounts payable                            $  29,743      $  28,649
   Floor plan payable                            133,381        134,977
   Accrued liabilities                            56,310         50,246
   Current portion of long-term debt                 179            176
                                               ---------      ---------
      Total current liabilities                  219,621        214,048
   Long-term debt, less current portion            2,535          2,566
   Deferred income taxes                           2,263          1,897
   Shareholders' equity:
    Common stock, $.01 par value                     239            239
    Additional paid-in capital                    54,149         54,149
    Retained earnings                            219,053        220,359
    Accumulated other comprehensive income         1,720          1,939
                                               ---------      ---------
                                                 275,161        276,686
    Less treasury shares                         (14,193)       (14,169)
    Unearned compensation                         (5,095)        (5,860)
                                               ---------      ---------
      Total shareholders' equity                 255,873        256,657
                                               ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 480,292      $ 475,168
                                               =========      =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                     THREE MONTHS ENDED
                                                  JUNE 28,        JUNE 29,
                                                    2002            2001
                                                 ----------      ----------
Net sales                                        $  138,459      $  172,560

Cost of sales                                        98,920         120,621
Selling, general and administrative expenses         40,474          40,929
                                                 ----------      ----------
Income (loss) from operations                          (935)         11,010

Interest expense                                     (1,711)         (2,621)
Interest income and other                               564           1,178
                                                 ----------      ----------

Income (loss) before income taxes                    (2,082)          9,567

Income tax (expense) benefit                            775          (3,790)
                                                 ----------      ----------

Net income (loss)                                $   (1,307)     $    5,777
                                                 ==========      ==========

Net income (loss) per common share -
     basic and diluted                           $    (0.06)     $     0.25
                                                 ==========      ==========

Weighted average common
     shares outstanding - basic and diluted          22,949          22,840
                                                 ==========      ==========


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                   JUNE 28,      JUNE 29,
                                                                                     2002          2001
                                                                                   --------      --------
OPERATING ACTIVITIES
Net income (loss)                                                                  $ (1,307)     $  5,777
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Depreciation and amortization                                                 3,248         2,926
        Deferred income taxes                                                          (528)         (684)
        Loss on disposition of assets                                                   228            --
        Provision for long-term incentive plan                                          741           717
        Equity earnings in subsidiary                                                   (94)           --
        Changes in operating assets and liabilities:
          Accounts receivable                                                        (6,958)      (12,740)
          Inventories                                                                 5,376         8,535
          Other current assets                                                         (109)          816
          Other assets                                                                  685          (852)
          Accounts payable and accrued liabilities                                   (1,013)        9,641
                                                                                   --------      --------
    Cash provided by operations                                                         269        14,136
Loans originated                                                                    (18,051)      (26,113)
Sale of loans                                                                        18,516        26,095
                                                                                   --------      --------
Net cash provided by operating activities                                               734        14,118

INVESTING ACTIVITIES
Business acquired, net of cash acquired                                             (31,329)           --
Investment in limited partnership                                                    (3,000)           --
Purchases of property, plant and equipment, net of proceeds
  from disposition                                                                   (2,216)       (2,245)
Purchases of investments                                                             (2,233)       (3,174)
Sales of investments                                                                  1,980         2,323
                                                                                   --------      --------
Net cash used in investing activities                                               (36,963)       (3,096)

FINANCING ACTIVITIES
Net payments on floor plan payable                                                   (1,596)      (10,884)
Principal payments on long-term debt                                                    (28)          (42)
Net purchases of treasury stock                                                          --            (6)
                                                                                   --------      --------
Net cash used in financing activities                                                (1,624)      (10,932)

Net increase (decrease) in cash and cash equivalents                                (37,853)           90
Cash and cash equivalents at beginning of period                                     69,197        61,290
                                                                                   --------      --------
Cash and cash equivalents at end of period                                         $ 31,344      $ 61,380
                                                                                   ========      ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                                                         $  1,457      $  3,234
  Income taxes                                                                          260            33

See accompanying notes.

                             PALM HARBOR HOMES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 29, 2002. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.       Acquisitions/Investments

         On June 7, 2002, the Company acquired Nationwide Custom Homes ("Nationwide"), a manufacturer and marketer of modular homes, for $32.5 million in cash. The acquisition was accounted for using the purchase method of accounting. A tentative purchase price allocation was made as of June 28, 2002, which resulted in goodwill related to the acquisition of approximately $26 million. The proforma net income/(loss) for the year ended March 29, 2002, and the three months ended June 28, 2002, respectively, are not materially different than the historical results.

         In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. ("BSM").

3.       Inventories

         Inventories consist of the following (in thousands):


                                    JUNE 28,       MARCH 29,
                                      2002           2002
                                   ----------     ----------
Raw materials                      $    9,121     $    7,631
Work in process                         4,893          3,339
Finished goods - manufacturing          2,351            659
Finished goods - retail               106,226        110,419
                                   ----------     ----------
                                   $  122,591     $  122,048
                                   ==========     ==========

4.       Floor Plan Payable

         The Company currently has three floor plan credit facilities with financial institutions totaling $140.0 million to finance a major portion of the Company's home inventory at its retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.75% at June 28, 2002) to prime plus 2.0%. These facilities require notification from the financial institution six months prior to cancellation. Such notification has not been received by the Company from any of the financial institutions. The Company had another facility which expired June 30, 2002 and the amount outstanding of $10.7 million will be reduced to zero as the homes are sold. The Company had $133.4 million and $135.0 million outstanding on its floor plan credit facilities at June 28, 2002 and March 29, 2002, respectively.

         The Company's three floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of June 28, 2002, the Company was in compliance with two of the floor plan facility agreements, as amended, and had obtained a waiver to be in compliance with the third agreement. The Company is currently in the process of amending all three agreements in order to continue to comply with the terms of the floor plan arrangements. While the Company believes it will be successful in obtaining the satisfactory amendments to all three of the floor plan facilities, there can be no assurances that the Company will be successful in this regard.

         Two of the Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.75% at June 28, 2002) minus 0.5%. The Company had $14.9 million and $14.3 million invested at June 28, 2002 and March 29, 2002, respectively, and has classified these amounts as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

5.       Lines of Credit

         The Company had two revolving lines of credit - one $20.0 million committed and one $15.0 million uncommitted - from a financial institution for general corporate purposes. The lines of credit bear interest, at the option (under certain conditions) of the Company, at either the LIBOR rate (1.86% at June 28, 2002) plus 2.0% or the prime rate (4.75% at June 28, 2002) minus 0.25%. The lines of credit contain provisions regarding minimum financial requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The Company's borrowing capacity on the lines of credit is reduced by letters of credit totaling $3.8 million. The Company had no amounts outstanding on the lines of credit at June 28, 2002 and March 29, 2002. The lines of credit expired June 26, 2002 and the Company has received a commitment letter from the financial institution to extend the availability of the committed line through June 2003.

6.       Commitments and Contingencies

         The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At June 28, 2002, the Company estimates that its potential obligations under all repurchase agreements were approximately $13.2 million. It is management's opinion that no material loss will occur from the repurchase agreements.

         In March 2002, the largest floor plan lender in the industry, Conseco Finance Servicing Corp. ("Conseco"), announced that they were exiting the wholesale financing, or floor plan lending, business. The Company's floor plan agreement with Conseco expired on June 30, 2002 and the amount outstanding will be reduced to zero as the units are sold. On May 16, 2002, Conseco indicated its commitment to continue to provide retail financing; however, they also began notifying manufacturers and independent retailers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. Conseco also indicated in the notification that certain options would be made available to the retailers. The Company has contacted its independent retailers where it has repurchase obligations regarding the impact of this cancellation on their floor plan financing needs. These retailers have made other arrangements for their financing needs. As of July 31, 2002, the Company had floor plan borrowings of $8.3 million with Conseco and receivables due from Conseco of approximately $6.0 million. The Company believes amounts due from Conseco will be collected in the normal course of business and the Company will not incur significant losses as the result of doing business with Conseco.

         With respect to certain installment contracts sold prior to April 1, 1999, the Company is contingently liable, as guarantor, for up to 50% of any losses. At June 28, 2002, the outstanding principal balance of these contracts sold with partial recourse was $32.8 million. With respect to the installment contracts sold after April 1, 1999, the Company's contingent liability is limited to a loss of up to $5,000 per contract. At June 28, 2002, the number of these outstanding contracts sold with partial recourse was 2,884. Management has consistently provided for its estimated recourse obligation exposure and has recorded a reserve of $2.6 million at June 28, 2002.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

7.       Business Segment Information

         The Company operates primarily in two business segments - a "housing" segment which combines the retail and factory built manufacturing operations and a financial services segment which combines the insurance and finance operations. The following table summarizes information with respect to the Company's business segments for the three month periods ending June 28, 2002 and June 29, 2001 (in thousands):


                                          JUNE 28,        JUNE 29,
                                            2002            2001
                                         ----------      ----------
Net sales
   Housing                               $  133,659      $  166,630
   Financial services                         4,800           5,930
                                         ----------      ----------
                                         $  138,459      $  172,560
                                         ==========      ==========
Income (loss) from operations
   Housing                               $      750      $   12,739
   Financial services                         1,889           2,516
   General corporate expenses                (3,574)         (4,245)
                                         ----------      ----------

                                         $     (935)     $   11,010
                                         ==========      ==========

   Interest expense                      $   (1,711)     $   (2,621)
   Interest income and other                    564           1,178
                                         ----------      ----------
   Income (loss) before income taxes     $   (2,082)     $    9,567
                                         ==========      ==========

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                     See pages 1 through 5.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2003 continues to be impacted by the three major issues that affected fiscal 2002 - retail financing availability, repossessions and retail inventory levels. The tightening of credit standards, which began in mid-1999, has resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants.

In March 2002, the largest floor plan lender in the industry, Conseco Finance Servicing Corp. ("Conseco"), announced that they were exiting the wholesale financing, or floor plan lending, business. The Company's floor plan agreement with Conseco expired on June 30, 2002 and the amount outstanding will be reduced to zero as the units are sold. On May 16, 2002, Conseco indicated its commitment to continue to provide retail financing; however, they also began notifying manufacturers and independent retailers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. Conseco also indicated in the notification that certain options would be made available to the retailers. The Company has contacted its independent retailers where it has repurchase obligations regarding the impact of this cancellation on their floor plan financing needs. These retailers have made other arrangements for their financing needs. As of July 31, 2002, the Company had floor plan borrowings of $8.3 million with Conseco and receivables due from Conseco of approximately $6.0 million. The Company believes amounts due from Conseco will be collected in the normal course of business and the Company will not incur significant losses as the result of doing business with Conseco.

Texas House Bill 1869, which was enacted in January 2002, requires all manufactured houses in Texas which are not placed in manufactured home rental communities to be financed with conforming mortgages. Conforming mortgages are subject to higher credit standards than chattel loans and therefore this new regulation may cause certain consumers who would have otherwise qualified for financing under a chattel loan to not qualify under a conforming loan.

During the first quarter of fiscal 2002, the Company entered into an agreement to become the sole limited partner and 50% owner in BSM Financial L.P. ("BSM"), a major Dallas mortgage banking firm that has experience and capability in generating conforming loans in the site built, modular and manufactured housing markets.

In addition, the Company purchased Nationwide Custom Homes ("Nationwide"), a leading manufacturer and marketer of modular homes. This acquisition should enable the Company to appeal to creditworthy buyers who are not attracted to the manufactured housing business as they prefer a builder versus a retailer.

The Company ended the quarter with cash and cash equivalents of $31.3 million, after investing $35.5 million during the quarter on Nationwide and BSM, and virtually no long-term debt. The Company's practice of manufacturing only to retail customer order coupled with closely monitored retail receivables and stocking levels has enabled the Company to tightly manage retail receivables and inventory levels. New home inventory per retail superstore declined 5% during the quarter.

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.

                                                           THREE MONTHS ENDED
                                                          JUNE 28,   JUNE 29,
                                                            2002       2001
                                                          --------   --------
   Net sales                                                 100.0%     100.0%
   Cost of sales                                              71.4       69.9
                                                          --------   --------
        Gross profit                                          28.6       30.1
   Selling, general and administrative expenses               29.2       23.7
                                                          --------   --------
        Income (loss) from operations                         (0.6)       6.4
   Interest expense                                           (1.2)      (1.5)
   Interest income and other                                   0.4        0.7
                                                          --------   --------
            Income (loss) before income taxes                 (1.4)       5.6
   Income tax (expense) benefit                                0.5       (2.3)
                                                          --------   --------
        Net income (loss)                                     (0.9)%      3.3%
                                                          ========   ========

The following table summarizes certain key sales statistics as of and for the three months ended June 28, 2002 and June 29, 2001.

                                            THREE MONTHS ENDED
                                          JUNE 28,      JUNE 29,
                                            2002          2001
                                          --------      --------
Company homes sold through
     Company-owned retail superstores        1,675         2,358
Total new homes sold                         2,021         2,761
Internalization rate (1)                        83%           86%
Average new home price - retail           $ 63,000      $ 60,000
Number of retail superstores at
     end of period                             152           146
Homes sold to independent retailers            343           397


(1) The internalization rate is the percentage of new homes that are manufactured by the Company and sold through Company-owned retail superstores.

Table does not include Nationwide Custom Homes which was insignificant for the quarter.

THREE MONTHS ENDED JUNE 28, 2002 COMPARED TO THREE MONTHS ENDED JUNE 29, 2001

         NET SALES. Net sales decreased 19.8% to $138.5 million in the first quarter of fiscal 2003 from $172.6 million in the first quarter of fiscal 2002. The decrease in net sales was primarily due to competitive conditions in the manufactured housing industry as indicated by a decrease of 29.0% in the volume of homes sold through Company-owned retail superstores while overall unit volume, which includes sales to independent retailers, declined 26.8% in the current quarter. This decline in volume is partially offset by an increase in the average selling price of a new home to $63,000 in the first quarter of fiscal 2003 versus $60,000 in the first quarter of fiscal 2002. The increase in average selling price resulted from a slight shift in product mix towards multi-section homes. Multi-section homes represented 91% of the Company's homes sold in the first quarter of fiscal 2003 versus 90% in the first quarter of fiscal 2002. The number of superstores increased from 146 at the end of the first quarter of fiscal 2002 to 152 at the end of the first quarter of fiscal 2003.

         GROSS PROFIT. In the quarter ended June 28, 2002, gross profit as a percentage of net sales declined to 28.6% from 30.1% in the quarter ended June 29, 2001. Gross profit decreased 23.9% to $39.5 million in the first quarter of fiscal 2003 from $51.9 million in the first quarter of fiscal 2002. This decrease is the result of a decline in unit volume caused by competitive industry conditions coupled with a decrease in the percentage of homes sold through Company-owned retail superstores from 86% in the first quarter of fiscal 2002 to 83% in the first quarter of fiscal 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased to 29.2% in the first quarter of fiscal 2003 from 23.7% in the first quarter of fiscal 2002. Selling, general and administrative expenses decreased slightly from $40.9 million in the quarter ended June 29, 2001 to $40.5 million in the quarter ended June 28, 2002, reflecting the Company's continued commitment to building brand awareness via advertising, startup expenses associated with the three new retail superstores opened during the current quarter as well as the six retail superstores expected to be opened in the second quarter and training costs associated with people development.

         INTEREST EXPENSE. Interest expense decreased 34.7% to $1.7 million for the first quarter of fiscal 2003 from $2.6 million in the first quarter of fiscal 2002. This decrease was primarily due to a decrease in the prime interest rate from 6.75% in the first quarter of fiscal 2002 to 4.75% in the first quarter of fiscal 2003.

         LIQUIDITY AND CAPITAL RESOURCES. The Company currently has three floor plan credit facilities with financial institutions totaling $140.0 million to finance a major portion of the Company's home inventory at its retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.75% at June 28, 2002) to prime plus 2.0%. These facilities require notification from the financial institution six months prior to cancellation. Such notification has not been received by the Company from any of the financial institutions. The Company had another facility which expired June 30, 2002 and the amount outstanding will be reduced to zero as the homes are sold. The Company had $133.4 million and $135.0 million outstanding on its floor plan credit facilities at June 28, 2002 and March 29, 2002, respectively.

         The Company's three floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of June 28, 2002, the Company was in compliance with two of the floor plan facility agreements, as amended, and had obtained a waiver to be in compliance with the third agreement. The Company is currently in the process of amending all three agreements in order to continue to comply with the terms of the floor plan arrangements. While management believes it will be successful in obtaining the satisfactory amendments to all three of the floor plan facilities, there can be no assurances that the Company will be successful in this regard.

         Two of the Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.75% at June 28, 2002) minus 0.5%. The Company had $14.9 million and $14.3 million invested at June 28, 2002 and March 29, 2002, respectively, and has classified these amounts as Cash and Cash Equivalents in the accompanying Condensed Consolidated Balance Sheets.

         The Company had two revolving lines of credit - one $20.0 million committed and one $15.0 million uncommitted - from a financial institution for general corporate purposes. The lines of credit bear interest, at the option (under certain conditions) of the Company, at either the LIBOR rate (1.86% at June 28, 2002) plus 2.0% or the prime rate (4.75% at June 28, 2002) minus 0.25%. The lines of credit contain provisions regarding minimum financial requirements and certain indebtedness limitations which would limit the amount available for future borrowings. The Company's borrowing capacity on the lines of credit is reduced by letters of credit totaling $3.8 million. The Company had no amounts outstanding on the lines of credit at June 28, 2002 and March 29, 2002. The lines of credit expired June 26, 2002 and the Company has received a commitment letter from the financial institution to extend the availability of the committed line through June 2003.

         In July 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of August 1, 2002, the Company had invested $20.5 million in the common stock buyback program.

         Management believes that cash flow from operations, together with floor plan financing and other potential borrowings, will be adequate to support the Company's working capital, currently planned capital expenditure needs and potential future share repurchases in the foreseeable future. The Company may, from time to time, obtain additional floor plan financing for its retail inventories. Such practice is customary in the industry. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond management's control, no assurances can be given in this regard.

FORWARD-LOOKING INFORMATION/RISK FACTORS

         Certain statements contained in this annual report are forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. Investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from these expressed in or implied by such statements. These risks include such assumptions, risks, uncertainties and factors associated with the following:

         o AVAILABILITY OF RETAIL FINANCING. Since mid-1999, loans to purchase manufactured houses have been subjected to elevated credit standards, resulting in reduced lending volumes and consequently reduced sales in the manufactured housing industry. A further tightening of credit standards may cause the Company to experience significant sales declines.

         o AVAILABILITY OF WHOLESALE FINANCING. The largest floor plan lender has chosen to exit the manufactured housing business, thereby reducing the amount of credit available to industry retailers. Further reductions in the availability of floor plan lending may affect the Company's inventory levels of new homes.

         o MANAGEMENT'S ABILITY TO ATTRACT AND RETAIN EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL. The Company is dependent on the services and performance of its executive officers, including its Chairman of the Board, Lee Posey and its President and Chief Executive Officer, Larry Keener. The loss of the services of one or more of its executive officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

         o CONTROL BY EXISTING SHAREHOLDERS. Approximately 55% of the outstanding Common Stock of the Company is beneficially owned or controlled by Mr. Posey, Capital Southwest Corporation and its wholly-owned subsidiary, Capital Southwest Venture Corporation, and William R. Thomas, President of Capital Southwest Corporation. As a result, these shareholders, acting together, will be able to determine the outcome of elections of the Company's directors and thereby control the management of the Company's business.

         o IMPACT OF INFLATION. The past several years have shown a relatively moderate rate of inflation which the Company has been able to offset through increased selling prices. A material increase in inflation in the future could adversely affect the Company's operating results.

         o COMPETITIVE PRODUCT ADVERTISING, PROMOTIONAL AND PRICING ACTIVITY. There are numerous manufactured housing companies in the industry and many have their own retail distribution systems and consumer finance operations. In addition to competition within the manufactured housing industry, the Company's products also compete with other forms of lower to moderate-cost housing, including site-built homes, apartments, townhouses and condominiums. If the Company is unable to address this competition, growth in each segment of its business could be limited.

         o CYCLICALITY OF THE MANUFACTURED HOUSING INDUSTRY. The cyclical and seasonal nature of the industry causes the Company's revenues and operating results to fluctuate and makes it hard for management to forecast sales and profits in uncertain times. As a result of seasonal and cyclical downturns, the Company may experience fluctuations in its operating results that make difficult period-to-period comparisons.

         o VOLATILITY IN THE COMPANY'S STOCK PRICE. The Company's stock is traded on the Nasdaq National Stock Market and is therefore subject to market fluctuations.

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

     Item 1.  Legal Proceedings - Not applicable

     Item 2.  Changes in Securities - Not applicable

     Item 3.  Defaults upon Senior Securities - Not applicable

     Item 4.  Submission on Matters to a Vote by Security Holders

              a) The Annual Meeting of Shareholders of Palm Harbor Homes, Inc.
                 was held on June 26, 2002.

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

                 Lee Posey
                 Larry H. Keener
                 William R. Thomas
                 Walter D. Rosenberg, Jr.
                 Frederick R. Meyer
                 John H. Wilson
                 A. Gary Shilling
                 Jerry Mallonee

              c) The tabulation of votes for each Director nominee was as follows:

                 Election of Directors:                For               Withheld
                 ----------------------            -----------           --------
                 Lee Posey                          15,992,546            262,956
                 Larry H. Keener                    15,992,543            262,959
                 William R. Thomas                  16,043,643            206,859
                 Walter D. Rosenberg, Jr.           16,220,593             34,909
                 Frederick R. Meyer                 16,220,593             34,909
                 John H. Wilson                     16,220,596             34,906
                 A. Gary Shilling                   16,220,543             34,959
                 Jerry Mallonee                     16,220,596             34,906

              d) To appoint Ernst & Young LLP as independent auditors for the year ending March 28, 2003.

                      For         Withheld          Abstaining
                  16,181,818       63,246             10,438

     Item 5.  Other Information - Not applicable

     Item 6.  Exhibits and Reports on Form 8-K.

              (a)  Exhibits - 99.1 and 99.2

              (b)  Reports on Form 8-K - Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 1, 2002
                                               Palm Harbor Homes, Inc.
                                         --------------------------------------
                                                      (Registrant)

                                     By: /s/ Kelly Tacke
                                         --------------------------------------
                                         Kelly Tacke
                                         Chief Financial and Accounting
                                               Officer

                                     By: /s/ Lee Posey
                                         --------------------------------------
                                         Lee Posey
                                         Chairman of the Board