Form 10-Q
period 2002-09-27
PALM HARBOR HOMES INC /FL/
filed 2002-10-25
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
             (Exact name of registrant as specified in its charter)


               Florida                                  59-1036634
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)



       15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
          (Address of principal executive offices)     (Zip code)



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

Shares of common stock $.01 par value, outstanding on October 23, 2002 - 22,932,408.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       SEPTEMBER 27,     MARCH 29,
                                                           2002            2002
                                                       -------------   ------------
                                                        (Unaudited)
ASSETS
     Cash and cash equivalents                         $     43,481    $     69,197
     Investments                                             26,950          30,051
     Receivables                                             79,835          80,111
     Inventories                                            120,414         122,048
     Other current assets                                    10,777           9,046
                                                       ------------    ------------
          Total current assets                              281,457         310,453

     Other assets                                            23,468          19,106
     Goodwill                                                77,993          53,109
     Property, plant and equipment, net                      97,932          92,500
                                                       ------------    ------------

TOTAL ASSETS                                           $    480,850    $    475,168
                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                  $     30,012    $     28,649
     Floor plan payable                                     127,830         134,977
     Accrued liabilities                                     60,341          50,246
     Current portion of long-term debt                          183             176
                                                       ------------    ------------
         Total current liabilities                          218,366         214,048
     Long-term debt, less current portion                     2,473           2,566
     Deferred income taxes                                    1,779           1,897
     Shareholders' equity:
         Common stock, $.01 par value                           239             239
         Additional paid-in capital                          54,149          54,149
         Retained earnings                                  220,664         220,359
         Accumulated other comprehensive income               1,725           1,939
                                                       ------------    ------------
                                                            276,777         276,686
         Less treasury shares                               (14,406)        (14,169)
         Unearned compensation                               (4,139)         (5,860)
                                                       ------------    ------------
              Total shareholders' equity                    258,232         256,657
                                                       ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $    480,850    $    475,168
                                                       ============    ============


See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                  SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,
                                      2002            2001            2002            2001
                                  -------------   -------------   -------------   -------------

Net sales                         $    149,612    $    173,378    $    288,071    $    345,938
Cost of sales                          105,285         117,818         204,205         238,439
Selling, general and
 administrative expenses                41,058          43,943          81,532          84,872
                                  ------------    ------------    ------------    ------------
Income from operations                   3,269          11,617           2,334          22,627

Interest expense                        (1,758)         (2,101)         (3,469)         (4,722)
Interest income and other                1,057           1,033           1,621           2,211
                                  ------------    ------------    ------------    ------------
Income before income taxes               2,568          10,549             486          20,116

Income tax expense                         956           3,873             181           7,663
                                  ------------    ------------    ------------    ------------

Net income                        $      1,612    $      6,676    $        305    $     12,453
                                  ============    ============    ============    ============

Net income per common share -
 basic and diluted                $       0.07    $       0.29    $       0.01    $       0.55
                                  ============    ============    ============    ============

Weighted average common
 shares outstanding - basic
 and diluted                            22,939          22,828          22,946          22,831
                                  ============    ============    ============    ============


 See accompanying notes.

                             PALM HARBOR HOMES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                 SIX MONTHS ENDED
                                                           SEPTEMBER 27,   SEPTEMBER 28,
                                                               2002            2001
                                                           -------------   -------------
OPERATING ACTIVITIES
Net income                                                 $        305    $     12,453
       Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation and amortization                           6,867           5,896
          Deferred income taxes                                  (1,012)            682
          Loss on disposition of assets                             338              --
          Provision for long-term incentive plan                  1,484           1,278
          Equity earnings in subsidiary                            (924)             --
          Changes in operating assets and liabilities:
              Accounts receivable                                   (25)        (17,527)
              Inventories                                         7,553          13,722
              Other current assets                                 (622)           (575)
              Other assets                                       (1,631)         (1,851)
              Accounts payable and accrued liabilities            3,279           7,912
                                                           ------------    ------------
       Cash provided by operations                               15,612          21,990
 Loans originated                                               (40,511)        (72,108)
 Sale of loans                                                   41,262          72,021
                                                           ------------    ------------
 Net cash provided by operating activities                       16,363          21,903

INVESTING ACTIVITIES
Business acquired, net of cash acquired                         (31,480)             --
Investment in limited partnership                                (3,000)             --
Purchases of property, plant and equipment, net of
    proceeds from disposition                                    (4,391)         (7,104)
Purchases of investments                                         (2,172)         (7,888)
Sales of investments                                              6,197           6,485
                                                           ------------    ------------
Net cash used in investing activities                           (34,846)         (8,507)

FINANCING ACTIVITIES
Net payments on floor plan payable                               (7,147)        (11,771)
Principal payments on long-term debt                                (86)            (83)
Net purchases of treasury stock                                      --              (6)
                                                           ------------    ------------
Net cash used in financing activities                            (7,233)        (11,860)

Net (decrease) increase in cash and cash equivalents            (25,716)          1,536
Cash and cash equivalents at beginning of period                 69,197          61,290
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $     43,481    $     62,826
                                                           ============    ============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                               $      3,260    $      5,123
    Income taxes                                                    298           4,510

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

2.       Acquisitions/Investments

         On June 7, 2002, the Company acquired Nationwide Custom Homes ("Nationwide"), a manufacturer and marketer of modular homes, for $32.5 million in cash. The acquisition was accounted for using the purchase method of accounting. The tentative purchase price allocation as of September 27, 2002 resulted in goodwill related to the acquisition of approximately $26 million.

         In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. ("BSM") which is being accounted for using the equity method of accounting. At September 27, 2002, the Company's equity interest in the net income of BSM is stated at $0.9 million. The following table represents the condensed income statements for the three and four month (from date of acquisition) periods ending September 27, 2002 (in thousands):

                       THREE MONTHS ENDED   FOUR MONTHS ENDED
                       ------------------   -----------------
                          SEPTEMBER 27,       SEPTEMBER 27,
                               2002               2002
                       ------------------   -----------------

Revenues                  $      10,802      $      13,593
Operating income                  1,661              1,848
Net income                        1,656              1,842

3.       Inventories

         Inventories consist of the following (in thousands):

                                      SEPTEMBER 27,    MARCH 29,
                                          2002           2002
                                      ------------   ------------

Raw materials                         $      8,893   $      7,631
Work in process                              4,787          3,339
Finished goods - manufacturing               2,598            659
Finished goods - retail                    104,136        110,419
                                      ------------   ------------
                                      $    120,414   $    122,048
                                      ============   ============

4.       Floor Plan Payable

         The Company currently has three floor plan credit facilities with financial institutions totaling $140.0 million to finance a major portion of the Company's home inventory at its retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.75% at September 27, 2002) to prime plus 2.0%. These facilities require notification from the financial institution six months prior to cancellation.

         The Company's three floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of September 27, 2002, the Company was in compliance with two of the floor plan facility agreements, as amended, and had obtained a waiver to be in compliance with the third agreement. The Company is currently in the process of amending two of the three agreements in order to continue to comply with the terms of the floor plan arrangements. While the Company believes it will be successful in obtaining the satisfactory amendments to two of the three floor plan facilities, there can be no assurances that the Company will be successful in this regard. The Deutsche agreement is not being amended as the agreement is being terminated effective March 15, 2003.

         Two of the Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.75% at September 27, 2002) minus 0.5%. The Company had $12.9 million and $14.3 million invested at September 27, 2002 and March 29, 2002, respectively, and has classified these amounts as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

5.       Lines of Credit

         The Company had two revolving lines of credit - one $20.0 million committed and one $15.0 million uncommitted - from a financial institution for general corporate purposes. The lines of credit expired June 26, 2002 and the Company has not replaced them.


6.       Commitments and Contingencies

         The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At September 27, 2002, the Company estimates that its potential obligations under all repurchase agreements were approximately $12.4 million. It is management's opinion that no material loss will occur from the repurchase agreements.

         In March 2002, the largest floor plan lender in the industry, Conseco Finance Servicing Corp. ("Conseco"), announced that they were exiting the wholesale financing, or floor plan lending, business. The Company' s floor plan agreement with Conseco expired on June 30, 2002 and the amount outstanding will be reduced to zero as the homes are sold. On May 16, 2002, Conseco indicated its commitment to continue to provide retail financing; however, they also began notifying manufacturers and independent retailers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. Conseco also indicated in the notification that certain options would be made available to the retailers. The Company has contacted its independent retailers where it has repurchase obligations regarding the impact of this cancellation on their floor plan financing needs. These retailers have made other arrangements for their financing needs. On October 1, 2002, Conseco announced that they were exiting the chattel lending business as of October 7, 2002 and would focus on land/home loans. Conseco also indicated that they would continue to finance repossessed homes and provide some chattel financing for those dealers that have extinguished or have a workout plan to extinguish their floor plan. As of October 3, 2002, the Company had floor plan borrowings of $6.2 million with Conseco and receivables due from Conseco of approximately $8.0 million. The Company believes amounts due from Conseco will be collected in the normal course of business and the Company will not incur significant losses as the result of doing business with Conseco.

         In September 2002, Deutsche announced that they were exiting the wholesale financing business as well. The Company has a $105 million facility with Deutsche and has until March 15, 2003 to pay all outstanding amounts to Deutsche or replace the facility. The Company is currently reviewing proposals from financial institutions to provide replacement financing and expects to replace the Deutsche facility by the end of the third quarter.

         With the exiting of several major industry lenders over recent months, the Company is taking advantage of the opportunity to implement its long-term plan to expand CountryPlace from being just an originator of loans into a securitizer and servicer of loans as well. CountryPlace has received a commitment from a financial institution for a $125 million warehouse facility to fund chattel loans originated by company-owned retail superstores.

         With respect to certain installment contracts sold prior to April 1, 1999, the Company is contingently liable, as guarantor, for up to 50% of any losses. At September 27, 2002, the outstanding principal balance of these contracts sold with partial recourse was $31.3 million. With respect to the installment contracts sold after April 1, 1999, the Company's contingent liability is limited to a loss of up to $5,000 per contract. At September 27, 2002, the number of these outstanding contracts sold with partial recourse was 2,814. Management has consistently provided for its estimated recourse obligation exposure and has recorded a reserve of $2.4 million at September 27, 2002.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

7.       Business Segment Information

         The Company operates primarily in two business segments - a "housing" segment which combines the retail and factory-built manufacturing operations and a "financial services" segment which combines the finance and insurance operations. The following table summarizes information with respect to the Company's business segments for the three and six month periods ending September 27, 2002 and September 28, 2001 (in thousands):

                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                 SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                      2002             2001             2002             2001
                                 -------------    -------------    -------------    -------------
Net sales
  Housing                        $     144,817    $     167,647    $     278,476    $     334,277
  Financial services                     4,795            5,731            9,595           11,661
                                 -------------    -------------    -------------    -------------
                                 $     149,612    $     173,378    $     288,071    $     345,938
                                 =============    =============    =============    =============

Income from operations
  Housing                        $       3,743    $      14,662    $       4,493    $      27,082
  Financial services                     2,680            2,546            4,569            5,381
  General corporate expenses            (3,154)          (5,591)          (6,728)          (9,836)
                                 -------------    -------------    -------------    -------------
                                 $       3,269    $      11,617    $       2,334    $      22,627
                                 =============    =============    =============    =============


Interest expense                 $      (1,758)   $      (2,101)   $      (3,469)   $      (4,722)
Interest income and other                1,057            1,033            1,621            2,211
                                 -------------    -------------    -------------    -------------
Income before income taxes       $       2,568    $      10,549    $         486    $      20,116
                                 =============    =============    =============    =============

PART I. Financial Information

Item 1. Financial Statements

See pages 1 through 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal 2003 continues to be impacted by retail and wholesale financing availability, repossessions and retail inventory levels. The tightening of credit standards, which began in mid-1999, has resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants.

In March 2002, the largest floor plan lender in the industry, Conseco Finance Servicing Corp. ("Conseco"), announced that they were exiting the wholesale financing, or floor plan lending, business. The Company's floor plan agreement with Conseco expired on June 30, 2002 and the amount outstanding will be reduced to zero as the homes are sold. On May 16, 2002, Conseco indicated its commitment to continue to provide retail financing; however, they also began notifying manufacturers and independent retailers that amounts due under floor plan financing agreements were to be paid in full on or prior to July 17, 2002. Conseco also indicated in the notification that certain options would be made available to the retailers. The Company has contacted its independent retailers where it has repurchase obligations regarding the impact of this cancellation on their floor plan financing needs. These retailers have made other arrangements for their financing needs. On October 1, 2002, Conseco announced that they were exiting the chattel lending business as of October 7, 2002 and would focus on land/home loans. Conseco also indicated that they would continue to finance repossessed homes and provide some chattel financing for those dealers that have extinguished or have a workout plan to extinguish their floor plan. As of October 3, 2002, the Company had floor plan borrowings of $6.2 million with Conseco and receivables due from Conseco of approximately $8.0 million. The Company believes amounts due from Conseco will be collected in the normal course of business and the Company will not incur significant losses as the result of doing business with Conseco.

In September 2002, the Company received notification that Deutsche Financial Services Corporation ("Deutsche") is exiting the floor plan lending business and will be terminating their credit facility agreement effective March 15, 2003, six months from the date of notification. The Company has a $105 million facility with Deutsche and has until March 15, 2003 to pay all outstanding amounts to Deutsche or replace the facility. The Company is currently reviewing proposals from financial institutions to provide replacement financing and expects to replace the Deutsche facility by the end of the third quarter.

With the exiting of several major industry lenders in recent months, the Company is taking advantage of the opportunity to implement its long-term plan to expand CountryPlace from being just an originator of loans into a securitizer and servicer of loans as well. During the quarter, CountryPlace has secured the management and the investment banking partner to lead the expansion. Providing reasonable financing alternatives should enable the Company to reach credit-worthy buyers who have a demand for the Company's products.

Texas House Bill 1869, which was enacted in January 2002, requires all manufactured houses in Texas which are not placed in manufactured home rental communities to be financed with conforming mortgages. Conforming mortgages are currently subject to higher credit standards and are more complex than chattel loans and therefore this new regulation may cause certain consumers who would have otherwise qualified for financing under a chattel loan to not qualify under a conforming loan.

During the first quarter of fiscal 2002, the Company entered into an agreement to become the sole limited partner and 50% owner in BSM Financial L.P. ("BSM"), a major Dallas mortgage banking firm that has experience and capability in generating conforming loans in the site built, modular and manufactured housing markets.

In addition, the Company purchased Nationwide Custom Homes ("Nationwide"), a leading manufacturer and marketer of modular homes. This acquisition should enable the Company to appeal to creditworthy buyers who are not attracted to the manufactured housing business as they prefer purchasing from a builder versus a manufactured housing retailer.

The Company ended the second quarter with cash and cash equivalents of $43.5 million, after investing $35.5 million at the end of the previous quarter on Nationwide and BSM, and virtually no long-term debt. The Company's practice of manufacturing only to retail customer order coupled with closely monitored retail receivables and stocking levels has enabled the Company to tightly manage retail receivables and inventory levels. New home inventory per retail superstore declined 8% since the beginning of the fiscal year.

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.

                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                   SEPTEMBER 27,     SEPTEMBER 28,    SEPTEMBER 27,      SEPTEMBER 28,
                                        2002              2001              2002              2001
                                   -------------     -------------     -------------     -------------

Net sales                                  100.0%            100.0%            100.0%            100.0%
Cost of sales                               70.4              68.0              70.9              68.9
                                   -------------     -------------     -------------     -------------
     Gross profit                           29.6              32.0              29.1              31.1
Selling, general and
  administrative expenses                   27.4              25.3              28.3              24.5
                                   -------------     -------------     -------------     -------------
     Income from operations                  2.2               6.7               0.8               6.6
Interest expense                            (1.2)             (1.2)             (1.2)             (1.4)
Interest income and other                    0.7               0.6               0.6               0.6
                                   -------------     -------------     -------------     -------------
     Income before income taxes              1.7               6.1               0.2               5.8
Income tax expense                           0.6               2.2               0.1               2.2
                                   -------------     -------------     -------------     -------------
     Net income                              1.1%              3.9%              0.1%              3.6%
                                   =============     =============     =============     =============

The following table summarizes certain key sales statistics as of and for the three and six months ended September 27, 2002 and September 28, 2001.

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                                2002             2001             2002             2001
                                           -------------    -------------    -------------    -------------

Company homes sold through
      Company-owned retail superstores             1,738            2,361            3,413            4,719
Total new manufactured homes sold                  2,296            2,831            4,369            5,592
Internalization rate(1)                               83%              83%              83%              84%
Average new home price - retail            $      62,000    $      60,000    $      63,000    $      60,000
Number of retail superstores at                      152              146              152              146
      end of period
Homes sold to independent retailers                  347              458              690              855

(1) The internalization rate is the percentage of new factory-built homes that are manufactured by the Company and sold through Company-owned retail superstores.

THREE MONTHS ENDED SEPTEMBER 27, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 2001

         NET SALES. Net sales decreased 13.7% to $149.6 million in the second quarter of fiscal 2003 from $173.4 million in the second quarter of fiscal 2002. The decrease in net sales was primarily due to the reduction of retail financing in the manufactured housing industry. The volume of homes sold through Company-owned retail superstores declined 26.6% while overall unit volume, which includes sales to independent retailers, declined 26.2% in the current quarter. This decline in volume is partially offset by an increase in the average selling price of a new home to $62,000 in the second quarter of fiscal 2003 versus $60,000 in the second quarter of fiscal 2002. The increase in average selling price resulted from a slight shift in product mix towards multi-section homes. Multi-section homes represented 90% of the Company's homes sold in the second quarter of fiscal 2003. The number of superstores increased from 146 at the end of the second quarter of fiscal 2002 to 152 at the end of the second quarter of fiscal 2003.

         GROSS PROFIT. In the quarter ended September 27, 2002, gross profit as a percentage of net sales declined to 29.6% from 32.0 % in the quarter ended September 28, 2001. Gross profit decreased 20.2% to $44.3 million in the second quarter of fiscal 2003 from $55.6 million in the second quarter of fiscal 2002. This decrease, both as a percentage of sales and in absolute dollars, is caused by the reduction of retail financing in the manufactured housing industry. The percentage of homes sold through Company-owned retail superstores remained constant at 83%.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased to 27.4 % in the second quarter of fiscal 2003 from 25.3% in the second quarter of fiscal 2002. Selling, general and administrative expenses decreased slightly from $43.9 million in the quarter ended September 28, 2001 to $41.1 million in the quarter ended September 27, 2002. The Company continues to incur expenses in conjunction with building brand awareness via advertising, startup of the Company's mortgage lending operations and training costs associated with people development to continue the Company's planned growth.

         INTEREST EXPENSE. Interest expense decreased 16.3% to $1.8 million for the second quarter of fiscal 2003 from $2.1 million in the second quarter of fiscal 2002. This decrease was primarily due to a decrease in the prime interest rate from 6.0% in the second quarter of fiscal 2002 to 4.75% in the second quarter of fiscal 2003 coupled with a decrease in the floor plan liability.

         INTEREST INCOME AND OTHER. Interest income and other includes the Company's equity interest in the earnings of its limited partnership, BSM, which was $0.8 million in the quarter ended September 27, 2002 and zero in the quarter ended September 28, 2001. See Note 2 in the Notes to Condensed Consolidated Financial Statements.

SIX MONTHS ENDED SEPTEMBER 27, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 28, 2001

         NET SALES. Net sales decreased 16.7% to $288.1 million in the first six months of fiscal 2003 from $345.9 million in the first six months of fiscal 2002. The decrease in net sales was primarily due to the reduction of retail financing in the manufactured housing industry. The volume of homes sold through Company-owned retail superstores declined 27.8% while overall unit volume, which includes sales to independent retailers, declined 26.5% in the six months ended September 27, 2002. This decline in volume is partially offset by an increase in the average selling price of a new home to $63,000 in the first six months of fiscal 2003 versus $60,000 in the first six months of fiscal 2002. The increase in average selling price resulted from a slight shift in product mix towards multi-section homes. Multi-section homes represented 90% of the Company's homes sold in the first six months of fiscal 2003. The number of superstores increased from 146 at September 28, 2001 to 152 at September 27, 2002.

         GROSS PROFIT. For the six months ended September 27, 2002, gross profit as a percentage of net sales declined to 29.1% from 31.1% in the six months ended September 28, 2001. Gross profit decreased 22.0% to $83.9 million in the first six months of fiscal 2003 from $107.5 million in the first six months of fiscal 2002. This decrease is the result of a decline in unit volume caused by the reduction of retail financing in the manufactured housing industry. The percentage of homes sold through Company-owned retail superstores decreased from 84% in the first six months of fiscal 2002 to 83% in the first six months of fiscal 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased to 28.3% in the first six months of fiscal 2003 from 24.5% in the first six months of fiscal 2002. Selling, general and administrative expenses decreased slightly from $84.9 million in the six months ended September 28, 2001 to $81.5 million in the six months ended September 27, 2002. The Company continues to incur expenses in conjunction with building brand awareness via advertising, startup of the Company's mortgage lending operations and training costs associated with people development to continue the Company's planned growth.

         INTEREST EXPENSE. Interest expense decreased 26.5% to $3.5 million for the six months ended September 27, 2002 from $4.7 million for the six months ended September 28, 2001. This decrease was primarily due to a decrease in the prime interest rate from a range of 6.0% to 6.75% in the first six months of fiscal 2002 to 4.75% in the first six months of fiscal 2003 coupled with a decrease in the floor plan liability.

         INTEREST INCOME AND OTHER. Interest income and other includes the Company's equity interest in the earnings of its limited partnership, BSM, which was $0.9 million in the six months ended September 27, 2002 and zero in the six months ended September 28, 2001. See Note 2 in the Notes to Condensed Consolidated Financial Statements.

         LIQUIDITY AND CAPITAL RESOURCES. The Company currently has three floor plan credit facilities with financial institutions totaling $140.0 million to finance a major portion of the Company's home inventory at its retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.75% at September 27, 2002) to prime plus 2.0%. These facilities require notification from the financial institution six months prior to cancellation.

         In September 2002, the Company received notification that Deutsche Financial Services Corporation is exiting the floor plan lending business and will be terminating their credit facility agreement effective March 15, 2003, six months from the date of notification. The Company has a $105 million facility with Deutsche and has until March 15, 2003 to pay all outstanding amounts to Deutsche or replace the facility. The Company is currently reviewing proposals from financial institutions to obtain replacement financing and expects to replace the Deutsche facility by the end of the third quarter.

         The Company's three floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of September 27, 2002, the Company was in compliance with two of the floor plan facility agreements, as amended, and had obtained a waiver to be in compliance with the third agreement. The Company is currently in the process of amending two of the three agreements in order to continue to comply with the terms of the floor plan arrangements. While management believes it will be successful in obtaining the satisfactory amendments to two of the floor plan facilities, there can be no assurances that the Company will be successful in this regard. The Deutsche agreement is not being amended as the agreement is being terminated effective March 15, 2003.

         Two of the Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.75% at September 27, 2002) minus 0.5%. The Company had $12.9 million and $14.3 million invested at September 27, 2002 and March 29, 2002, respectively, and has classified these amounts as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

         With the exiting of several major industry lenders over recent months, the Company is taking advantage of the opportunity to implement its long-term plan to expand CountryPlace from being just an originator of loans into a securitizer and servicer of loans as well. CountryPlace has received a commitment from a financial institution for a $125 million warehouse facility to fund chattel loans originated by company-owned retail superstores.

         The Company had two revolving lines of credit - one $20.0 million committed and one $15.0 million uncommitted - from a financial institution for general corporate purposes. The lines of credit expired June 26, 2002 and the Company has not replaced them.

         In July 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of October 25, 2002, the Company had invested $20.5 million in the common stock buyback program.

         Management believes that cash flow from operations, together with floor plan financing and other potential borrowings associated with the warehouse facility, will be adequate to support the Company's working capital, currently planned capital expenditure needs and expansion of CountryPlace to a securitizer and servicer of loans in the next twelve months. The Company may, from time to time, obtain additional floor plan financing for its retail inventories. Such practice is customary in the industry. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business and other factors beyond management's control, no assurances can be given in this regard.

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

    o AVAILABILITY OF WHOLESALE FINANCING. Two of the Company's floor plan lenders have chosen to exit the manufactured housing business, thereby reducing the amount of credit available to industry retailers. Further reductions in the availability of floor plan lending may affect the Company's inventory levels of new homes.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists primarily of its liabilities under retail floor plan financing arrangements. The Company is not involved in any other market risk sensitive contracts or investments such as interest rate swaps, futures contracts, or other types of derivative financial instruments. There have been no material changes from the information provided in the Company's Form 10-K for the year ended March 29, 2002.

Item 4. Controls and Procedure

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: October 25, 2002
                                                   Palm Harbor Homes, Inc.
                                                   -----------------------
                                                         (Registrant)

                                             By: /s/ Kelly Tacke
                                                 ------------------------------
                                                 Kelly Tacke
                                                 Chief Financial and Accounting
                                                 Officer

                                             By: /s/ Lee Posey
                                                 ------------------------------
                                                 Lee Posey
                                                 Chairman of the Board

                                 CERTIFICATIONS

I, Larry H. Keener, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Palm Harbor Homes, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002
                                             By: /s/ Larry H. Keener
                                                 ------------------------------
                                                 Larry H. Keener
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Kelly Tacke, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Palm Harbor Homes, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002
                                         By: /s/ Kelly Tacke
                                             -----------------------------------
                                             Kelly Tacke
                                             Chief Financial and Accounting
                                             Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.