Form 10-Q
period 2002-12-27
PALM HARBOR HOMES INC /FL/
filed 2003-01-29
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 27, 2002

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
             (Exact name of registrant as specified in its charter)


                  Florida                                                    59-1036634
(State or other jurisdiction of incorporation                 (I.R.S. Employer Identification Number)
---------------------------------------------                 ---------------------------------------
 or organization)


           15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600
               (Address of principal executive offices) (Zip code)
--------------------------------------------------------------------------------


                                  972-991-2422

              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___ and (2) has been subject to such filing requirements for the past 90 days. Yes X No___ .

Indicate the number of shares outstanding of each of the issuer' s classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on January 29, 2003 - 22,893,333.

                             PALM HARBOR HOMES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      DECEMBER 27,       MARCH 29,
                                                                         2002               2002
                                                                    ---------------    ---------------
                                                                      (Unaudited)
ASSETS
     Cash and cash equivalents                                      $        34,341    $        69,197
     Restricted cash                                                          4,484                 --
     Investments                                                             26,228             30,051
     Receivables                                                             70,519             80,111
     Inventories                                                            117,985            122,048
     Other current assets                                                    11,064              9,046
                                                                    ---------------    ---------------
          Total current assets                                              264,621            310,453

     Other assets                                                            32,413             19,106
     Goodwill                                                                78,080             53,109
     Property, plant and equipment, net                                      95,173             92,500
                                                                    ---------------    ---------------

TOTAL ASSETS                                                        $       470,287    $       475,168
                                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                               $        25,893    $        28,649
     Floor plan payable                                                     118,223            134,977
     Accrued liabilities                                                     60,926             50,246
     Current portion of long-term debt                                          186                176
                                                                    ---------------    ---------------
         Total current liabilities                                          205,228            214,048
     Long-term debt, less current portion                                     2,425              2,566
     Deferred income taxes                                                    1,291              1,897
     Shareholders' equity:
         Common stock, $.01 par value                                           239                239
         Additional paid-in capital                                          54,149             54,149
         Retained earnings                                                  223,397            220,359
         Accumulated other comprehensive income                               1,596              1,939
                                                                    ---------------    ---------------
                                                                            279,381            276,686
         Less treasury shares                                               (15,094)           (14,169)
         Unearned compensation                                               (2,944)            (5,860)
                                                                    ---------------    ---------------
              Total shareholders' equity                                    261,343            256,657
                                                                    ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $       470,287    $       475,168
                                                                    ===============    ===============



See accompanying notes.

                             PALM HARBOR HOMES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                       DECEMBER 27,      DECEMBER 28,      DECEMBER 27,      DECEMBER 28,
                                          2002               2001              2002              2001
                                      --------------    --------------    --------------    --------------
Net sales                             $      148,974    $      158,787    $      437,045    $      504,725
Cost of sales                                106,054           108,984           310,259           347,423
Selling, general and
 administrative expenses                      38,162            41,608           119,694           126,480
                                      --------------    --------------    --------------    --------------
Income from operations                         4,758             8,195             7,092            30,822
                                      --------------    --------------    --------------    --------------

Interest expense                              (1,723)           (1,922)           (5,192)           (6,644)
Interest income and other                      1,317             1,944             2,938             4,155
                                      --------------    --------------    --------------    --------------
Income before income taxes                     4,352             8,217             4,838            28,333
                                      --------------    --------------    --------------    --------------

Income tax expense                             1,619             3,044             1,800            10,707
                                      --------------    --------------    --------------    --------------

Net income                            $        2,733    $        5,173    $        3,038    $       17,626
                                      ==============    ==============    ==============    ==============

Net income per common share - basic
 and diluted                          $         0.12    $         0.23    $         0.13    $         0.77
                                      ==============    ==============    ==============    ==============

Weighted average common
 shares outstanding - basic and
 diluted                                      22,913            22,815            22,933            22,823
                                      ==============    ==============    ==============    ==============

See accompanying notes.

                             PALM HARBOR HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                     DECEMBER 27,     DECEMBER 28,
                                                                                         2002             2001
                                                                                     -------------    -------------
OPERATING ACTIVITIES
Net income                                                                           $       3,038    $      17,626
       Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation and amortization                                                     10,485            8,949
          Deferred income taxes                                                             (1,500)             327
          Loss on disposition of assets                                                        364               --
          Loss on short-term investments                                                       536               --
          Provision for long-term incentive plan                                             2,219            1,857
          Equity earnings in limited partnership                                            (2,024)              --
          Changes in operating assets and liabilities:
              Restricted cash                                                               (4,484)              --
              Accounts receivable                                                            8,585           (6,307)
              Inventories                                                                    9,982           11,459
              Other current assets                                                            (909)             731
              Other assets                                                                    (391)          (1,332)
              Accounts payable and accrued liabilities                                        (255)          (1,819)
                                                                                     -------------    -------------
       Cash provided by operations                                                          25,646           31,491
 Loans originated and held for sale                                                        (63,670)        (102,531)
 Sale of loans                                                                              64,998          103,337
                                                                                     -------------    -------------
 Net cash provided by operating activities                                                  26,974           32,297

INVESTING ACTIVITIES
Business acquired, net of cash acquired                                                    (31,789)              --
Investment in limited partnership                                                           (3,000)              --
Proceeds from investment in limited partnership                                                550               --
Purchases of property, plant and equipment, net                                             (5,252)         (10,764)
Loans originated                                                                           (10,903)              --
Principal payments on loans originated                                                         366               --
Purchases of investments                                                                    (2,665)         (10,677)
Sales of investments                                                                         7,976            7,284
                                                                                     -------------    -------------
Net cash used in investing activities                                                      (44,717)         (14,157)

FINANCING ACTIVITIES
Net payments on floor plan payable                                                         (16,754)         (11,900)
Principal payments on long-term debt                                                          (131)            (123)
Net purchases of treasury stock                                                               (228)              (6)
                                                                                     -------------    -------------
Net cash used in financing activities                                                      (17,113)         (12,029)

Net (decrease) increase in cash and cash equivalents                                       (34,856)           6,111
Cash and cash equivalents at beginning of period                                            69,197           61,290
                                                                                     -------------    -------------

Cash and cash equivalents at end of period                                           $      34,341    $      67,401
                                                                                     =============    =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                                         $       4,794    $       7,158
    Income taxes                                                                             4,339           15,401


See accompanying notes.

                             PALM HARBOR HOMES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 29, 2002. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.       Acquisitions/Investments

         On June 7, 2002, the Company acquired Nationwide Custom Homes ("Nationwide"), a manufacturer and marketer of modular homes, for $32.5 million in cash. The acquisition was accounted for using the purchase method of accounting. The preliminary purchase price allocation as of December 27, 2002 resulted in approximately $26 million of goodwill related to the acquisition.

         In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. ("BSM") which is being accounted for using the equity method of accounting. Since the acquisition, the Company's equity in the net income of BSM was $2.0 million. The following table represents the condensed income statements for the three and seven month (from date of acquisition) periods ending December 27, 2002 (in thousands):


                                                   THREE MONTHS ENDED       SEVEN MONTHS ENDED
                                                      DECEMBER 27,              DECEMBER 27,
                                                          2002                     2002
                                                     --------------           --------------
                  Revenues                           $       12,449           $       26,042
                  Operating income                            2,220                    4,068
                  Net income                                  2,220                    4,062


3.       Inventories

         Inventories consist of the following (in thousands):

                                                           DECEMBER 27,       MARCH 29,
                                                               2002             2002
                                                          --------------   --------------
                  Raw materials                           $        8,955   $        7,631
                  Work in process                                  5,059            3,339
                  Finished goods - manufacturing                   2,604              659
                  Finished goods - retail                        101,367          110,419
                                                          --------------   --------------
                                                          $      117,985   $      122,048
                                                          ==============   ==============

4.       Floor Plan Payable

         The Company currently has three floor plan credit facilities with financial institutions totaling $140.0 million to finance a major portion of the Company's home inventory at its retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.25% at December 27, 2002) to prime plus 2.0%. These facilities require notification from the financial institution six months prior to cancellation. See Note 5 below for further details on the notification from Deutsche on their exit from the floor plan financing business.

         The Company's three floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of December 27, 2002, the Company was in compliance with two of these floor plan facility agreements, as amended during the quarter, and had obtained a waiver to be in compliance with the third agreement. While the Company believes it will be successful in obtaining the waiver to the third agreement, there can be no assurances in this regard.

         Two of the Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.25% at December 27, 2002) minus 0.5%. The Company had $11.2 million and $14.3 million invested at December 27, 2002 and March 29, 2002, respectively, and has classified these amounts as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

5.       Commitments and Contingencies

         The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At December 27, 2002, the Company estimates that its potential obligations under all repurchase agreements were approximately $11.5 million. It is management's opinion that no material loss will occur from the repurchase agreements.

         The largest lender in the industry, Conseco Finance Servicing Corp. ("Conseco"), previously announced that they were exiting both the floor plan financing and chattel lending businesses and would focus on land/home loans. On December 18, 2002, Conseco filed voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code. As of January 3, 2003, the Company had floor plan borrowings of $0.8 million with Conseco and receivables due from Conseco of approximately $1.6 million. The Company believes amounts due from Conseco will be collected in the normal course of business and the Company will not incur significant losses as the result of doing business with Conseco.

         In September 2002, Deutsche Financial Services Corporation ("Deutsche") announced that they were exiting the floor plan financing business as well. The Company has a $105 million facility with Deutsche, of which $85.3 million is outstanding, and has until March 15, 2003 to pay all outstanding amounts to Deutsche or replace the facility. The Company is currently working with a financial institution on a syndicated facility to replace the Deutsche facility.

         With the exit of several major industry retail lenders over recent months, the Company is expanding its finance subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), from being only an originator of loans into a securitizer and servicer of loans as well. As of December 27, 2002, CountryPlace had approximately $10.5 million in outstanding loans. These loans are classified as Other assets in the accompanying Condensed Consolidated Balance Sheets. CountryPlace has received a commitment letter from a financial institution for a $125 million warehouse facility to fund chattel loans originated by company-owned retail superstores. While management believes it will be successful in finalizing the warehouse facility agreement, there can be no assurances in this regard.

         With respect to certain installment contracts sold prior to April 1, 1999, the Company is contingently liable, as guarantor, for up to 50% of any losses. At December 27, 2002, the outstanding principal balance of these contracts sold with partial recourse was $30.4 million. With respect to installment contracts sold after April 1, 1999, the Company's contingent liability is limited to a loss of up to $5,000 per contract. At December 27, 2002, the number of these outstanding contracts sold with partial recourse was 2,741. Management has consistently provided for its estimated recourse obligation exposure and has recorded a reserve of $1.5 million at December 27, 2002. The Company is currently in negotiations with the original purchaser of all of these installment contracts to purchase the Company's remaining interest in those contracts.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

6.       Business Segment Information

         The Company operates primarily in two business segments - a "housing" segment which combines the retail and factory-built operations and a "financial services" segment which combines the finance and insurance operations. The following table summarizes information with respect to the Company's business segments for the three and nine month periods ending December 27, 2002 and December 28, 2001 (in thousands):

                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                         DECEMBER 27,       DECEMBER 28,       DECEMBER 27,       DECEMBER 28,
                                             2002               2001              2002               2001
                                        -------------      -------------      -------------      -------------
 Net sales
   Housing                              $     144,514      $     153,476      $     422,990      $     487,753
   Financial services                           4,460              5,311             14,055             16,972
                                        -------------      -------------      -------------      -------------
                                        $     148,974      $     158,787      $     437,045      $     504,725
                                        =============      =============      =============      =============

 Income from operations
   Housing                              $       5,361      $       9,505      $       9,854      $      36,587
   Financial services                           1,662              2,173              6,231              7,554
   General corporate expenses                  (2,265)            (3,483)            (8,993)           (13,319)
                                        -------------      -------------      -------------      -------------
                                        $       4,758      $       8,195      $       7,092      $      30,822
                                        =============      =============      =============      =============


 Interest expense                       $      (1,723)     $      (1,922)     $      (5,192)     $      (6,644)
 Interest income and other                      1,317              1,944              2,938              4,155
                                        -------------      -------------      -------------      -------------
 Income before income taxes             $       4,352      $       8,217      $       4,838      $      28,333
                                        =============      =============      =============      =============

PART I. Financial Information

Item 1. Financial Statements

See pages 1 through 7.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The industry continues to be negatively impacted by limited retail and wholesale financing, increasing repossessions, excessive retail inventory levels and manufacturing capacity. The tightening of credit standards, which began in mid-1999, has resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants.

The largest lender in the industry, Conseco Finance Servicing Corp. ("Conseco"), previously announced that they were exiting both the floor plan financing and chattel lending businesses and would focus on land/home loans. On December 18, 2002, Conseco filed voluntary petitions for reorganization under Chapter 11 of the U. S. Bankruptcy Code. As of January 3, 2003, the Company had floor plan borrowings of $0.8 million with Conseco and receivables due from Conseco of approximately $1.6 million. The Company believes amounts due from Conseco will be collected in the normal course of business and the Company will not incur significant losses as the result of doing business with Conseco.

In September 2002, Deutsche Financial Services Corporation ("Deutsche") announced that they were exiting the floor plan financing business as well. The Company has a $105 million facility with Deutsche, of which $85.3 million is outstanding, and has until March 15, 2003 to pay all outstanding amounts to Deutsche or replace the facility. The Company is currently working with a financial institution on a syndicated facility to replace the Deutsche facility.

With the exit of several major industry retail lenders in recent months, the Company is expanding its finance subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), from being only an originator of loans into a securitizer and servicer of loans as well. As of December 27, 2002, CountryPlace had approximately $10.5 million in outstanding loans. These loans are classified as Other assets in the accompanying Condensed Consolidated Balance Sheets.

Texas House Bill 1869, which was enacted in January 2002, requires all manufactured houses in Texas which are not placed on leased land to be financed with conforming mortgages. Conforming mortgages currently are subject to higher credit standards and are more complex than chattel loans and therefore this new regulation is causing certain consumers who would have otherwise qualified for financing under a chattel loan to not qualify under a conforming loan.

During the first quarter of fiscal 2003, the Company entered into an agreement to become the sole limited partner and 50% owner in BSM Financial L.P. ("BSM"), a major Dallas mortgage banking firm that has experience and capability in generating conforming and government insured loans in the site built, modular and manufactured housing markets.

In addition, the Company purchased Nationwide Custom Homes ("Nationwide"), a leading manufacturer and marketer of modular homes. This acquisition should enable the Company to appeal to home buyers not reached by the Company's manufactured housing distribution.

The Company ended the third quarter with cash and cash equivalents of $34.3 million, after investing $35.5 million at the end of the first quarter on Nationwide and BSM, and virtually no long-term debt. The Company's practice of manufacturing only to retail customer order coupled with closely monitored retail receivables and stocking levels has enabled the Company to tightly manage retail receivables and inventory levels. New manufactured home inventory per retail superstore declined 12% since the beginning of the fiscal year.

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.


                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                        DECEMBER 27,      DECEMBER 28,      DECEMBER 27,      DECEMBER 28,
                                            2002             2001              2002               2001
                                        -----------       -----------       -----------       -----------
 Net sales                                    100.0%            100.0%            100.0%            100.0%
 Cost of sales                                 71.2              68.6              71.0              68.8
                                        -----------       -----------       -----------       -----------
   Gross profit                                28.8              31.4              29.0              31.2
Selling, general and
administrative expenses                        25.6              26.2              27.4              25.1
                                        -----------       -----------       -----------       -----------
   Income from operations                       3.2               5.2               1.6               6.1
 Interest expense                              (1.2)             (1.2)             (1.2)             (1.3)
 Interest income and other                      0.9               1.2               0.7               0.8
                                        -----------       -----------       -----------       -----------
   Income before income taxes                   2.9               6.1               1.1               5.6
 Income tax expense                             1.1               3.3               0.4               2.1
                                        -----------       -----------       -----------       -----------
   Net income                                   1.8%              3.3%              0.7%              3.5%
                                        ===========       ===========       ===========       ===========


The following table summarizes certain key sales statistics as of and for the three and nine months ended December 27, 2002 and December 28, 2001.

                                                        THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   DECEMBER 27,       DECEMBER 28,       DECEMBER 27,       DECEMBER 28,
                                                      2002                2001               2002                2001
                                                  -------------      -------------      -------------      -------------
Company homes sold through
    Company-owned retail superstores                      1,644              2,051              5,057              6,770
Total new factory-built homes sold                        2,274              2,472              6,643              8,064
Internalization rate (1)                                     80%                83%                82%                84%
Average new home price - retail                   $      64,000      $      62,000      $      63,000      $      60,000
Number of retail superstores at
    end of period                                           153                152                153                152
Homes sold to independent retailers                         395                412              1,085              1,267

(1) The internalization rate is the percentage of new manufactured homes that are manufactured by the Company and sold through Company-owned retail superstores.

THREE MONTHS ENDED DECEMBER 27, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 28, 2001

         NET SALES. Net sales decreased 6.2% to $149.0 million in the third quarter of fiscal 2003 from $158.8 million in the third quarter of fiscal 2002. The decrease in net sales was primarily due to the reduction of retail financing in the manufactured housing industry partially offset by the addition of modular sales which totalled $16.3 million in the third quarter of fiscal 2003. The volume of manufactured homes sold through Company-owned retail superstores declined 19.9% while overall manufactured housing unit volume, which includes sales to independent retailers, declined 17.3% in the current quarter. This decline in volume is partially offset by an increase in the average selling price of a new manufactured home to $64,000 in the third quarter of fiscal 2003 versus $62,000 in the third quarter of fiscal 2002. This increase in average selling price resulted from a slight shift in product mix towards multi-section manufactured homes. Multi-section manufactured homes represented 92% of the Company's manufactured homes sold in the third quarter of fiscal 2003. The number of superstores increased from 146 at the end of the third quarter of fiscal 2002 to 153 at the end of the third quarter of fiscal 2003.

         GROSS PROFIT. In the quarter ended December 27, 2002, gross profit as a percentage of net sales declined to 28.8% from 31.4% in the quarter ended December 28, 2001. Gross profit decreased 13.8% to $42.9 million in the third quarter of fiscal 2003 from $49.8 million in the third quarter of fiscal 2002. This decrease, both as a percentage of sales and in absolute dollars, is caused by the reduction of retail financing in the manufactured housing industry. The percentage of manufactured homes sold through Company-owned retail superstores decreased from 83% in the third quarter of fiscal 2002 to 80% in the third quarter of fiscal 2003. The percentage of modular homes sold through the Company's consumer stores was 13% in the third quarter of fiscal 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses decreased to 25.6% in the third quarter of fiscal 2003 from 26.2% in the third quarter of fiscal 2002. Selling, general and administrative expenses decreased from $41.6 million in the quarter ended December 28, 2001 to $38.2 million in the quarter ended December 27, 2002. This reduction reflects the Company's focus on reducing fixed costs somewhat offset by its continued commitment to building brand awareness via advertising and expenses associated with the expansion of CountryPlace and the rollout of the Company's new mortgage lending operations.

         INTEREST EXPENSE. Interest expense decreased 10.4% to $1.7 million for the third quarter of fiscal 2003 from $1.9 million in the third quarter of fiscal 2002. This decrease was primarily due to a decrease in the prime interest rate from 6.0% in the third quarter of fiscal 2002 to 4.25% in the third quarter of fiscal 2003 coupled with a decrease in the floor plan liability.

         INTEREST INCOME AND OTHER. Interest income and other decreased 32.2% to $1.3 million in the third quarter of fiscal 2003 from $1.9 million in the third quarter of fiscal 2002. This decrease was the result of gains on the disposition of certain properties in fiscal 2002 as well as decreased interest income in fiscal 2003 partially offset by the Company's equity interest in the earnings of its limited partnership, BSM, which was $1.1 million in the quarter ended December 27, 2002 and zero in the quarter ended December 28, 2001.

NINE MONTHS ENDED DECEMBER 27, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 28, 2001

         NET SALES. Net sales decreased 13.4% to $437.0 million in the first nine months of fiscal 2003 from $504.7 million in the first nine months of fiscal 2002. The decrease in net sales was primarily due to the reduction of retail financing in the manufactured housing industry partially offset by the addition of modular sales which totalled $37.5 million in the nine months ended December 27, 2002. The volume of manufactured homes sold through Company-owned retail superstores declined 25.4% while overall manufactured housing unit volume, which includes sales to independent retailers, declined 23.7% in the nine months ended December 27, 2002. This decline in volume is partially offset by an increase in the average selling price of a new manufactured home to $63,000 in the first nine months of fiscal 2003 versus $60,000 in the first nine months of fiscal 2002. This increase in average selling price resulted from a slight shift in product mix towards multi-section manufactured homes. Multi-section manufactured homes represented 91% of the Company's manufactured homes sold in the first nine months of fiscal 2003. The number of superstores increased from 152 at December 28, 2001 to 153 at December 27, 2002.

         GROSS PROFIT. For the nine months ended December 27, 2002, gross profit as a percentage of net sales declined to 29.0% from 31.6% in the nine months ended December 28, 2001. Gross profit decreased 19.4% to $126.8 million in the first nine months of fiscal 2003 from $157.3 million in the first nine months of fiscal 2002. This decrease is the result of a decline in unit volume caused by the reduction of retail financing in the manufactured housing industry. The percentage of manufactured homes sold through Company-owned retail superstores decreased from 84% in the first nine months of fiscal 2002 to 82% in the first nine months of fiscal 2003. The percentage of modular homes sold through the Company's consumer stores was 14% in the first nine months of fiscal 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased to 27.4% in the first nine months of fiscal 2003 from 25.1% in the first nine months of fiscal 2002. Selling, general and administrative expenses decreased slightly from $126.5 million in the nine months ended December 28, 2001 to $119.7 million in the nine months ended December 27, 2002. The Company continues to incur expenses in conjunction with building brand awareness via advertising as well as expenses associated with the expansion of CountryPlace and the rollout of the Company's new mortgage lending operations.

         INTEREST EXPENSE. Interest expense decreased 21.9% to $5.2 million for the nine months ended December 27, 2002 from $6.6 million for the nine months ended December 28, 2001. This decrease was primarily due to a decrease in the prime interest rate from a range of 6.0% to 6.75% in the first nine months of fiscal 2002 to a range of 4.25% to 4.75% in the first nine months of fiscal 2003 coupled with a decrease in the floor plan liability.

         INTEREST INCOME AND OTHER. Interest income and other decreased 29.3% to $2.9 million in the nine months ended December 27, 2002 from $4.2 million in the nine months ended December 28, 2001. This decrease was the result of gains on the disposition of certain properties in fiscal 2002 as well as decreased interest income in fiscal 2003 partially offset by the Company's equity interest in the earnings of its limited partnership, BSM, which was $2.0 million in the nine months ended December 27, 2002 and zero in the nine months ended December 28, 2001.

         LIQUIDITY AND CAPITAL RESOURCES. The Company currently has three floor plan credit facilities with financial institutions totaling $140.0 million to finance a major portion of the Company's home inventory at its retail superstores. These facilities are secured by a portion of the Company's home inventory and receivables from financial institutions. The interest rates on the facilities range from prime (4.25% at December 27, 2002) to prime plus 2.0%. These facilities require notification from the financial institution six months prior to cancellation.

         In September 2002, the Company received notification that Deutsche Financial Services Corporation is exiting the floor plan financing business. The Company has a $105 million facility with Deutsche, of which $85.3 million is outstanding, and has until March 15, 2003 to pay all outstanding amounts to Deutsche or replace the facility. The Company is currently working with a financial institution on a syndicated facility to replace the Deutsche facility.

         The Company's three floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of December 27, 2002, the Company was in compliance with two of these floor plan facility agreements, as amended during the quarter, and had was in the process of obtaining a waiver to be in compliance with the third agreement. While the Company believes it will be successful in obtaining the waiver to the third agreement, there can be no assurances in this regard.

         Two of the Company's floor plan financing agreements permit the Company to earn interest on investments made with the financial institutions, which can be withdrawn without any imposed restrictions. These investments have certain limitations depending upon the amount of floor plan balance outstanding. The interest rate earned on the amounts invested is prime (4.25% at December 27, 2002) minus 0.5%. The Company had $11.2 million and $14.3 million invested at December 27, 2002 and March 29, 2002, respectively, and has classified these amounts as Cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets.

         With the exit of several major industry retail lenders over recent months, the Company is expanding CountryPlace from being only an originator of loans into a securitizer and servicer of loans as well. As of December 27, 2002, CountryPlace had approximately $10.5 million in outstanding loans. These loans are classified as Other assets in the accompanying Condensed Consolidated Balance Sheets. CountryPlace has received a commitment letter from a financial institution for a $125 million warehouse facility to fund chattel loans originated by company-owned retail superstores. While management believes it will be successful in finalizing the warehouse facility agreement, there can be no assurances in this regard.

         In July 1999, the Company's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase the Company's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of October 25, 2002, the Company had invested $20.5 million in the common stock buyback program.

         Management believes that cash flow from operations, together with floor plan financing and other available borrowings associated with the warehouse facility, will be adequate to support the Company's working capital, currently planned capital expenditure needs and expansion of CountryPlace to a securitizer and servicer of loans in the next twelve months. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset backed securitizations, and other factors beyond management's control, no assurances can be given in this regard.

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

     o TERRORIST ATTACKS/WAR. Market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and actions, including armed conflict by the United States and other governments in reaction thereto.

Item 3. Quantitive and Qualitative Disclosure About Market Risk

The Company is exposed to market risks related to fluctuations in interest rates on its variable rate debt, which consists primarily of its liabilities under retail floor plan financing arrangements. In the future, the Company anticipates participating in securitizations and will be exposed to market risks related to variable interest rates on asset-backed securities. The Company is not involved in any other market risk sensitive contracts or investments such as interest rate swaps, futures contracts, or other types of derivative financial instruments. There have been no material changes from the information provided in the Company's Form 10-K for the year ended March 29, 2002.

Item 4. Controls and Procedures

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

Date: January 29, 2003

                                               Palm Harbor Homes, Inc.
                                               -----------------------
                                                     (Registrant)

                                     By: /s/  Kelly Tacke
                                        ---------------------------------------
                                         Kelly Tacke
                                         Chief Financial and Accounting Officer

                                     By: /s/  Lee Posey
                                        ---------------------------------------
                                         Lee Posey
                                         Chairman of the Board

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

Date: January 29, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


Date: January 29, 2003


                                               By:   /s/ Kelly Tacke
                                                  ------------------------------
                                                  Kelly Tacke
                                                  Chief Financial and Accounting
                                                   Officer