Form 10-K
period 2003-03-28
PALM HARBOR HOMES INC /FL/
filed 2003-06-09
CIK 923473

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 28, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of September 27, 2002, was $110,955,877 based on the closing price on that date of the Common Stock as quoted on the Nasdaq Stock Market. As of June 2, 2003, 22,863,396 shares of the registrant's Common Stock were issued and outstanding.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to our Annual Meeting of Shareholders to be held July 23, 2003 are incorporated by reference in Part III.
================================================================================

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I

        Item 1.    Business........................................................................................   1
        Item 2.    Properties......................................................................................   8
        Item 3.    Legal Proceedings...............................................................................   8
        Item 4.    Submission of Matters to a Vote of Security Holders.............................................   9

PART II

        Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...........................  10
        Item 6.    Selected Financial Data.........................................................................  11
        Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                        Of Operations..............................................................................  12
        Item 7A.   Quantitative and Qualitative Disclosures about Market Risk......................................  20
        Item 8.    Financial Statements and Supplementary Data.....................................................  21
        Item 9.    Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure.......................................................................  38

PART III

        Item 10.   Directors and Executive Officer of the Registrant...............................................  38
        Item 11.   Executive Compensation..........................................................................  38
        Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters........................................................................  38
        Item 13.   Certain Relationships and Related Transactions..................................................  38
        Item 14.   Controls and Procedures.........................................................................  38
        Item 15.   Exhibits, Financial Statement Schedules, and Report on Form 8-K.................................  39

Signatures.........................................................................................................  40
Certifications.....................................................................................................  41
Exhibit Index......................................................................................................  43

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         Palm Harbor Homes, Inc. is one of the leading manufacturers and marketers of factory-built homes in the United States. Palm Harbor markets nationwide through vertically integrated operations, encompassing manufactured housing, modular housing, chattel and mortgage bank financing as well as insurance. At March 28, 2003, Palm Harbor operated 19 manufacturing facilities that sell homes in 32 states through 153 Company-owned retail superstores and approximately 300 independent retail dealers and builders.

         At March 28, 2003, the Company-owned retail superstores operated in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. With a net increase of two superstores in fiscal 2003, Palm Harbor continued its long-term plan of increasing sales through Company-owned superstores. Through our subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), Palm Harbor offers chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by Company-owned retail superstores and through our investment in a limited partnership, BSM Financial L.P. ("BSM"), Palm Harbor offers conforming mortgages. Palm Harbor provides property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty Company. Management of Palm Harbor believes that having the internal capability to provide financing and insurance complements our manufacturing and marketing operations and has been additive to earnings.

FACTORY-BUILT OPERATIONS

         Palm Harbor currently owns or leases 19 facilities located in Alabama, Arizona, Florida, Georgia, North Carolina, Ohio, Oregon, Texas and Virginia. A typical Palm Harbor manufacturing facility has approximately 100,000 square feet of floor space and employs approximately 180 associates.

         The following table sets forth the total sections produced and factory-built homes sold, as well as the number of manufacturing facilities operated by Palm Harbor, for the fiscal years indicated:

                                                       1999     2000     2001    2002    2003
                                                       ----     ----     ----    ----    ----
Factory-built homes sold:
   Single-section...............................       3,474    2,862    2,166   1,473     727
   Multi-section................................      12,154   11,439    8,663   8,465   7,280
   Modular......................................           -        -        -       -     670
                                                      ------   ------   ------   -----   -----
Total factory-built homes sold..................      15,628   14,301   10,829   9,938   8,677
                                                      ======   ======   ======   =====   =====
Operating manufacturing
    facilities (at end of fiscal year)..........          16       15       15      15      19

         The principal materials used in the production of Palm Harbor's factory-built homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. Palm Harbor believes that the materials used in the production of our factory-built homes are readily available at competitive prices from a wide variety of suppliers. The two suppliers which accounted for more than 5% of Palm Harbor's total purchases during the fiscal year ended March 28, 2003, represented only 7.5% and 5.6%, respectively, of our total purchases during fiscal year 2003. Accordingly, Palm Harbor does not believe that the loss of any single supplier would have a material adverse effect on our business.

         MANUFACTURED HOUSING OPERATIONS

         Palm Harbor manufactures single and multi-section manufactured homes under various brand names including Palm Harbor, Masterpiece, Keystone, CountryPlace, River Bend and Windsor Homes(TM). Palm Harbor offers over 150 floor plans and approximately 90% of the manufactured homes produced by Palm Harbor are structurally or decoratively customized to the home buyer's specifications. Although Palm Harbor produces a wide retail price range of manufactured homes, the average retail sales price (excluding land) of Palm Harbor's manufactured homes is approximately $63,000 and approximately 91% of Palm Harbor's manufactured homes are multi-section.

         A typical manufactured home built by Palm Harbor contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central air conditioning and heating, a range, refrigerator, carpeting and drapes. In addition, Palm Harbor offers optional amenities, including dishwashers, washers, dryers, furniture packages and specialty cabinets, as well as a wide range of colors, moldings and finishes. Optional features usually associated with site-built homes such as stone fireplaces, computer rooms, skylights, vaulted ceilings and whirlpool baths are also offered. Palm Harbor has a unique package of energy saving construction features referred to as "EnerGmiser(TM)" which includes, among other things, additional insulation to reduce heating and cooling costs, and which exceeds statutorily-mandated energy efficiency levels.

         Palm Harbor's manufactured homes are designed and copyrighted after extensive field research and consumer feedback. Palm Harbor has developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement.

         Palm Harbor's facilities generally operate on a one shift per day, five days per week basis, and Palm Harbor currently manufactures a typical manufactured home in approximately five days. Palm Harbor's facilities have the capacity to produce an aggregate of approximately 142 sections per day. The current rate of production is 64 sections per day.

         The finished manufactured homes are transported by independent trucking companies to either the retail sales center or the customer's site. The transportation cost is borne by the independent retailer. Retailers or other independent installers are responsible for placing the manufactured home on site, making utility hook-ups and, in certain instances, providing installation and finish-out services. The industry practice is to have third parties hired by the retailer provide the installation and finish-out services. Palm Harbor's associates, rather than independent third parties, perform the finish out services on manufactured homes sold through Company-owned retail superstores. Palm Harbor believes our finish-out services ensure that Palm Harbor's quality procedures are applied during the entire process and increases customer satisfaction, thereby providing Palm Harbor an advantage over many of our competitors.

         Palm Harbor's backlog of manufactured housing orders as of June 2, 2003 was approximately $6.0 million, as compared to approximately $3.0 million as of May 13, 2002. Since retailers may cancel orders prior to production without penalty, Palm Harbor does not consider our order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the manufactured housing market, the level of backlog generally declines during the winter months.

         MODULAR HOUSING OPERATIONS

         Palm Harbor also manufactures modular homes principally through its wholly-owned subsidiary Nationwide Custom Homes, Inc. ("Nationwide"). Modular homes are built in accordance with state or local building codes and therefore have the same specifications as traditional site-built homes. Nationwide's modular homes include single story ranch homes, split-levels and two and three story homes with a variety of floor plans and exteriors.

         Nationwide operates three manufacturing facilities in Martinsville, Virginia and one in Arabi, Georgia where we produce the majority of our modular homes. Each home begins on a production line where a team of assemblers creates the floor and walls of the house. It is then wheeled down a tracked path where various stages of finish are performed and components are added - from wiring and insulation early in the process to adding fixtures and floor coverings just prior to shipping. Homes are shipped directly off the line. Once on site, the homes are placed on the foundation, the roof is raised and the final seam of roof shingles along the apes of the roofline is applied.

         Nationwide markets its modular homes in an 11 state region consisting of North Carolina, Virginia, West Virginia, Georgia, Tennessee, South Carolina, Maryland, Pennsylvania, Florida, Alabama and Kentucky. Our modular products are sold to two end markets - independent builders and consumers. Nationwide's independent builder network consists of approximately 200 local builders that receive the home and subsequently perform the finish-out services. Nationwide also sells directly to consumers through our five retail locations.

         Nationwide's backlog of modular homes as of June 2, 2003 was approximately $28.4 million.

         RETAIL OPERATIONS

         Palm Harbor's homes are sold through a distribution network consisting of retail superstores owned by Palm Harbor and independent dealers and builders. The following table sets forth the number of homes sold by Palm Harbor through each of these distribution channels, as well as the number of Company-owned retail superstores and independent dealers and builders, during the past three fiscal years:

                                                       MARCH 30,   MARCH 29,   MARCH 28,
                                                         2001        2002        2003
                                                         ----        ----        ----
Homes sold by:

Company-owned superstores......................          9,012       8,298       6,541
Independent dealers and builders...............          1,817       1,640       2,136
                                                        ------       -----       -----
Total..........................................         10,829       9,938       8,677
                                                        ======       =====       =====

Number of:

Company-owned superstores......................            145         151         153
Independent dealers and builders...............            150         100         300
                                                        ------       -----       -----
Total..........................................            295         251         453
                                                        ======       =====       =====

         Palm Harbor first established wholly-owned superstores in 1992, and currently has 153 superstores in Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Nevada, New Mexico, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, Washington and West Virginia. Palm Harbor plans to add additional retail superstores in fiscal 2004.

         Palm Harbor's independent retailer network principally consists of local retailers, developers that market land/home packages and developers of retirement lifestyle communities. No single independent retailer accounted for 5% or more of Palm Harbor's net sales during fiscal 2003. Palm Harbor provides comprehensive sales training to our retail sales associates and brings them to the manufacturing facilities for product training and to view new product designs as they are developed. These training seminars, known as "Palm Harbor University", facilitate the sale of Palm Harbor's homes by increasing the skill and knowledge of the retail sales consultants. In addition, Palm Harbor displays our products in trade shows and supports our retailers through the distribution of floor plan literature, brochures, decor boards, banners and videos.

MARKETS SERVED

         Management believes that Palm Harbor's broad geographic presence lessens the impact of adverse economic trends specific to any one region, while at the same time enabling Palm Harbor to capitalize on favorable regional economic trends. The acquisition of Nationwide Custom Homes, Inc. ("Nationwide") in June 2002 resulted in a shift in revenue, primarily between the Southeast and Central regions. During the fiscal year ended March 28, 2003, the percentage of Palm Harbor's revenues by region was as follows:

                                                                          PERCENTAGE OF
REGION                             PRIMARY STATES                       REVENUE BY REGION
---------   ---------------------------------------------------------   -----------------
Southeast   Florida, North Carolina, Alabama, Georgia, South Carolina,
            Mississippi, Tennessee, Virginia, West Virginia, Maryland          45%
Central     Texas, Oklahoma, Arkansas, Louisiana, Kansas                       26
West        New Mexico, Arizona, California, Colorado, Oregon,
            Washington, Montana, Nevada, Utah, Wyoming, Idaho                  23
Midwest     Ohio, Michigan, Indiana, Kentucky, Illinois, Pennsylvania           6
                                                                              ---
                                                                              100%
                                                                              ===

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

CONSUMER FINANCING

         Historically, Palm Harbor has facilitated retail sales of our homes by maintaining relationships with conventional lenders. Conventional lenders provide two basic types of consumer financing in the manufactured housing industry: chattel or personal property loans for purchasers of a home with no real estate involved and land/home or mortgage loans which finance the land, home and all improvements on the property. There are two types of mortgage loans
- conforming and non-conforming. Conforming loans conform to FHA, VA, Freddie Mac and Fannie Mae. Generally, the type of required foundations installed conform to Federal requirements and the borrower must meet certain criteria. Non-conforming loans are financed by a major bank or lending institution which does not require a specific foundation type and have more flexible criteria. Effective January 1, 2002, Texas House Bill 1869 was implemented. This bill requires all manufactured houses in Texas, which are not placed on leased land, to be financed with mortgage loans versus chattel loans. The introduction of Texas House Bill 1869 has resulted in a growing shift in financing toward conforming loans. Two houses of the Texas legislature have approved Texas Senate Bill 521 which, if not vetoed by the governor, will reverse Texas House Bill 1869.

         We believe that our ability to provide financing to our customers on competitive terms improves our responsiveness to the financing needs of prospective purchasers and provides an additional source of earnings for Palm Harbor. Through CountryPlace, Palm Harbor offers customary chattel loans and non-conforming land/home mortgage loans. Through BSM, Palm Harbor offers conventional mortgage financing. Financing services by CountryPlace are currently being offered only through Company-owned retail superstores.

         During fiscal 2003, CountryPlace began holding all of its loan originations for investment on its balance sheet and ceased selling loans to other lenders. CountryPlace originated approximately $ 32.7 million of loans for its own investment portfolio in fiscal 2003. CountryPlace intends to service and collect its portfolio of loans using its own employees and systems implemented during the year.

FLOOR PLAN FINANCING

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

         The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 18% of Palm Harbor's homes are sold to independent retailers;
(ii) a majority of the homes sold by Palm Harbor to independent retailers are pre-sold to specific retail customers; (iii) Palm Harbor monitors each retailer's inventory position on a regular basis; (iv) sales of Palm Harbor's manufactured homes are spread over a large number of retailers; (v) none of Palm Harbor's independent retailers accounted for more than 5% of Palm Harbor's net sales in fiscal 2003; (vi) the price Palm Harbor is obligated to pay declines over time and (vii) Palm Harbor is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. Palm Harbor estimates that our potential obligations under such repurchase agreements were approximately $10.4 million as of March 28, 2003. During the fiscal years ended March 30, 2001, March 29, 2002 and March 28, 2003, net expenses incurred by Palm Harbor under these repurchase agreements totaled $132,000, $212,000 and $69,000, respectively.

         Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants. In March 2002, Conseco Finance Servicing Corp. ("Conseco"), announced that they were exiting the wholesale financing, or floor plan lending, business. In September 2002, Deutsche Financial Services Corporation ("Deutsche") announced that they were exiting the floor plan financing business as well. The exit of these and other floor plan lenders affected the $140 million floor plan facilities used by Palm Harbor in fiscal 2002 to finance the new inventory of manufactured homes at our retail superstores. In response, Palm Harbor gradually reduced its new home retail inventory and obtained a $100 million syndicated floor plan facility with a financial institution during fiscal 2003.

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

         Although many lenders to the manufactured housing industry have reduced their volume or gone out of business, there are still competitors to CountryPlace and BSM in the markets where Palm Harbor does business. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks. None of these competitors is considered to be dominant or to have a material impact on the financing opportunities at CountryPlace or BSM.

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

         Palm Harbor's manufactured homes are subject to local zoning and housing regulations. In certain cities and counties in areas where Palm Harbor's homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect Palm Harbor's ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation and must be complied with by the retailer or other person installing the home. Modular homes are subject to local codes with state certification and regulation.

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

         A variety of laws affect the financing of the homes manufactured by Palm Harbor. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. Installment sales contracts eligible for inclusion in a Government National Mortgage Association program are subject to the credit underwriting requirements of the Federal Housing Association. Manufactured homes in Texas that are not placed on leased land are subject to Texas House Bill 1869, which requires them to be financed with a conforming mortgage. Two houses of the Texas legislature have approved Texas Senate Bill 521 which, if not vetoed by the governor, will reverse Texas House Bill 1869. A variety of state laws also regulate the form of the installment sale contracts or financing documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts or financing documents. The sale of insurance products by Palm Harbor is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

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

ASSOCIATES

         As of March 28, 2003, Palm Harbor had approximately 4,600 associates. All of Palm Harbor's associates are non-union. Palm Harbor has not experienced any labor-related work stoppages and believes that our relationship with our associates is good.

ITEM 2.  PROPERTIES

         Palm Harbor currently owns or leases properties at 19 manufacturing facilities in nine states. Palm Harbor owns substantially all of our machinery and equipment. Palm Harbor believes our facilities are adequately maintained and suitable for the purposes for which they are used. The following table sets forth certain information with respect to properties at Palm Harbor's manufacturing facilities:

                                 COMMENCEMENT                  APPROXIMATE
     STATE           CITY       OF PRODUCTION   OWNED/LEASED   SQUARE FEET
     -----           ----       -------------   ------------   -----------
    Alabama          Boaz           1986           Leased         97,683
                                    1993           Leased         75,164

    Arizona         Tempe           1978            Owned        103,500
                 Casa Grande        1997            Owned         90,000

    Florida       Plant City        1981            Owned         93,600
                                    1985            Owned         87,200

    Georgia         Arabi           1999            Owned         97,970
                   LaGrange         1996            Owned        200,000

North Carolina    Albemarle         1994            Owned        112,700
                  Siler City        1988            Owned         91,200
                                    1996           Leased         40,000

     Ohio           Sabina          1988            Owned         85,000

    Oregon       Millersburg        1995            Owned        168,650

     Texas          Austin          1981            Owned        103,800
                                    1992            Owned         77,000
                   Burleson         1993            Owned         94,300
                  Fort Worth        1993            Owned        121,300
                     Buda           1994            Owned         88,275

   Virginia      Martinsville       1969            Owned         43,505
                                    1972            Owned        148,346
                                    1974            Owned         56,593
                                    1996            Owned         75,262

         In addition to our production facilities, Palm Harbor owns certain properties upon which 40 of our Company-owned retail superstores are located. Palm Harbor also leases approximately 48,000 square feet of office space in Addison, Texas for our corporate headquarters. Palm Harbor's corporate headquarters lease expires in 2013.

ITEM 3. LEGAL PROCEEDINGS

         Palm Harbor is not currently subject to any pending or threatened litigation, other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on the business, financial condition or results of operations of Palm Harbor.

         In late 1992, Palm Harbor removed an underground storage tank formerly used to store gasoline from the site of our Tempe, Arizona manufacturing facility. Palm Harbor is currently working in cooperation with the Arizona Department of Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. Palm Harbor is evaluating the extent of the corrective action that may be necessary. Site characterization is complicated by the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. At this time, Palm Harbor does not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on our financial condition, results of operations or cash flows.

         Palm Harbor's Tempe facility is partially located within a large area that has been identified by the Environmental Protection Agency as the Indian Bend Wash Area Superfund Site. Under federal law, certain persons known as potentially responsible parties ("PRPs") may be held strictly liable on a joint and several basis for all cleanup costs and natural resource damages associated with the release of hazardous substances from a facility. The average cost to clean up a site listed on the National Priorities List is over $30 million. The Indian Bend Superfund Site is listed on the National Priorities List. Groups of PRPs may include current owners and operators of a facility, owners and operators of a facility at the time of disposal of hazardous substances, transporters of hazardous substance and those who arrange for the treatment or disposal of hazardous substances at a site. No government agency, including the EPA, has indicated that Palm Harbor has been or will be named as a PRP or that we are otherwise responsible for the contamination present at the Indian Bend Superfund Site. In general, although no assurance can be given as to the future actions of either the EPA or PRPs who may incur cleanup costs related to this site, Palm Harbor does not believe that our ownership of property partially located within the Indian Bend Superfund Site will have a material adverse effect on our financial condition, results of operations or cash flows.

         In 1994, Palm Harbor removed two underground storage tanks used to store petroleum substances from property we own in Georgia. In November 2001, Palm Harbor received a letter from the Georgia Department of Natural Resources indicating no further action was necessary with respect to these storage tanks. The letter, however, did not preclude additional action by the State if contaminants were found in adjoining properties. At this time, Palm Harbor does not expect that the costs of future assessment and corrective action related to the tanks will have a material adverse effect on our financial condition, results of operations or cash flows.

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

FISCAL 2003                                          HIGH          LOW
-----------                                        -------       -------
First Quarter .................................    $ 25.09       $ 19.85

Second Quarter ................................      19.50         11.17

Third Quarter .................................      19.12         10.12

Fourth Quarter ................................      18.84         14.35
------------------------------------------------------------------------

FISCAL 2002                                          HIGH          LOW
-----------                                        -------       -------
First Quarter .................................    $ 24.12       $ 15.00

Second Quarter ................................      26.99         16.90

Third Quarter .................................      25.00         18.20

Fourth Quarter ................................      24.55         20.44
------------------------------------------------------------------------

         On June 2, 2003, the last reported sale price of Palm Harbor's Common Stock on the Nasdaq National Stock Market was $18.42. As of June 2, 2003, there were approximately 810 record holders of the Common Stock, and approximately 3,000 holders of the Common Stock overall based on an estimate of the number of individual participants represented by security position listings.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial information regarding Palm Harbor's financial position and operating results which has been extracted from Palm Harbor's financial statements for the five fiscal years ended March 28, 2003. The information should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying Notes included elsewhere in this report.

                                                                              FISCAL YEAR ENDED
                                                          ----------------------------------------------------------
                                                          MARCH 26,   MARCH 31,    MARCH 30,   MARCH 29,   MARCH 28,
                                                            1999        2000         2001        2002       2003(2)
                                                          ---------   ---------    ---------   ---------   ---------
                                                                     (In thousands, except per share data)
STATEMENT OF INCOME:
Net sales                                                 $ 761,374   $ 777,471    $ 650,451   $ 627,380   $ 573,130
Cost of sales                                               530,698     530,415      443,131     426,356     408,725
                                                          ---------   ---------    ---------   ---------   ---------
Gross profit                                                230,676     247,056      207,320     201,024     164,405
Selling, general and
     administrative expenses                                158,916     180,224      165,896     168,171     157,474
                                                          ---------   ---------    ---------   ---------   ---------
Income from operations                                       71,760      66,832       41,424      32,853       6,931
Interest expense                                             (9,728)    (10,245)     (12,792)     (8,377)     (6,676)
Other income                                                  4,933       7,034        7,279       6,450       4,874
                                                          ---------   ---------    ---------   ---------   ---------
Income before income taxes and cumulative
     effect of change in accounting principle                66,965      63,621       35,911      30,926       5,129
Income tax expense                                           26,788      25,025       14,034      11,478       1,908
                                                          ---------   ---------    ---------   ---------   ---------
Income before cumulative effect of change
     in accounting principle                                 40,177      38,596       21,877      19,448       3,221
Cumulative effect of change in accounting
     principle                                                    -           -       (2,048)          -           -
                                                          ---------   ---------    ---------   ---------   ---------
Net income                                                $  40,177   $  38,596    $  19,829   $  19,448   $   3,221
                                                          =========   =========    =========   =========   =========
Net income per common share -
     basic and diluted                                    $    1.69   $    1.66    $   0.87    $   0.85    $    0.14
                                                          =========   =========    =========   =========   =========
Weighted average common shares
     outstanding - basic                                     23,783      23,225       22,760      22,820      22,913

Weighted average common shares
     outstanding - diluted                                   23,838      23,255       22,772      22,820      22,913

OPERATING DATA:
Number of new factory-built homes sold                       15,628      14,301       10,829       9,938       8,677
Multi-section manufactured homes sold as a
     percentage of total manufactured homes sold                 78%         80%          80%         85%         91%
Number of manufacturing facilities (1)                           16          15           15          15          19
Number of company-owned superstores (1)                         120         133          145         151         153
Number of company-owned builder locations (1)                     -           -            -           -           5

BALANCE SHEET DATA:

Total assets                                              $ 427,410   $ 457,174    $ 468,368   $ 473,271   $ 482,567
Other debt obligations                                        3,382       3,149        2,908       2,742       2,567
Shareholders' equity                                        195,325     217,176      235,652     256,657     260,174

         (1)As of the end of the applicable period.

         (2)On June 7, 2002, Palm Harbor acquired Nationwide Custom Homes,
            Inc. ("Nationwide"), a manufacturer and marketer of modular homes. Nationwide contributed $51.2 million in revenues and $4.3 million in income from operations in fiscal 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The manufactured housing industry continues to be affected by several challenges including limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacity. The tightening of credit standards, which began in mid-1999, has resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants. Industry-wide shipments for calendar 2002 were down 13% from a year ago and down 55% since the 1998 peak in shipments.

         In March 2002, Conseco Finance Servicing Corp. ("Conseco"), formerly the manufactured housing industry's largest floor plan and consumer lender, announced that they were exiting both the floor plan financing and chattel lending businesses. Also, Deutsche Financial Services ("Deutsche") exited the manufactured housing floor plan lending business. In September 2002, when Deutsche announced their intentions to exit the business, Palm Harbor had a $105 million floor plan facility with Deutsche, of which $85.3 million was outstanding. The Deutsche floor plan facility has been replaced in part by a syndicated floor plan facility led by another financial institution.

         With the recent exit of most of the major industry chattel and non-conforming mortgage lenders, Palm Harbor expanded its finance subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), from being only an originator of loans into a servicer as well. During fiscal 2003, CountryPlace originated
$32.7 million of loans to be held for investment on its balance sheet. These loans were funded through borrowings from its warehouse facility, as well as capital contributions and borrowings from Palm Harbor. CountryPlace is servicing all of the loans held for investment in its portfolio and will originate loans only through Company-owned retail superstores.

         During the first quarter of fiscal 2003, Palm Harbor entered into an agreement to become the sole limited partner and 50% owner of BSM Financial L.P. ("BSM"), a major Dallas mortgage banking firm that has experience and capability in generating conforming and government insured loans in the site built, modular and manufactured housing markets.

         In addition, Palm Harbor purchased Nationwide Custom Homes ("Nationwide"), a leading manufacturer and marketer of modular homes. This acquisition should enable Palm Harbor to appeal to homebuyers not reached by our manufactured housing distribution or manufactured housing retail financing.

         Despite these difficult conditions, Palm Harbor's consolidated operating results were profitable this fiscal year. Additionally, Palm Harbor profitably increased market share and reduced inventories, while continuing our growth strategy of opening new retail superstores and expanding CountryPlace. During fiscal 2003, the number of Company-owned retail superstores increased by two to 153. CountryPlace Mortgage, Palm Harbor's finance subsidiary, and Standard Casualty Company, Palm Harbor's insurance subsidiary, continued to be additive to consolidated sales and net income.

         Palm Harbor had cash and cash equivalents of $45.6 million at March 28, 2003. In addition, Palm Harbor's practice of manufacturing only to retail customer order coupled with closely monitored retail receivables and stocking levels has enabled us to tightly manage retail receivables and new home inventory levels. Retail receivables and new home inventory per retail superstore have declined 14% since the beginning of the fiscal year.

         The manufactured housing industry is affected by cyclical downturns and seasonal fluctuations that often make difficult period-to-period comparisons of our revenues and operating results.

The following table sets forth certain items of Palm Harbor's Statement of Income as a percentage of net sales for the periods indicated.

                                                                                  FISCAL YEAR ENDED
                                                                          ---------------------------------
                                                                          MARCH 30,   MARCH 29,   MARCH 28,
                                                                            2001        2002        2003
                                                                          ---------------------------------
Net sales                                                                   100.0%      100.0%      100.0%
Cost of sales                                                                68.1        68.0        71.3
                                                                          ---------------------------------
      Gross profit                                                           31.9        32.0        28.7
Selling, general and administrative expenses                                 25.5        26.8        27.5
                                                                          ---------------------------------
      Income from operations                                                  6.4         5.2         1.2
Interest expense                                                             (2.0)       (1.3)       (1.2)
Interest income and other                                                     1.1         1.0         0.9
                                                                          ---------------------------------
      Income before income taxes and cumulative effect of change
            in accounting principle                                           5.5         4.9         0.9
                                                                          ---------------------------------
Income tax expense                                                            2.2         1.8         0.3
                                                                          ---------------------------------
      Income before cumulative effect of change in accounting principle       3.3         3.1         0.6
Cumulative effect of change in accounting principle                          (0.3)          -           -
                                                                          ---------------------------------
      Net income                                                              3.0%        3.1%        0.6%
                                                                          =================================

The following table summarizes certain key sales statistics as of and for the period indicated.

                                                              FISCAL YEAR ENDED
                                                      ---------------------------------
                                                      MARCH 30,   MARCH 29,   MARCH 28,
                                                        2001        2002        2003
                                                      ---------------------------------
Company homes sold through
       Company-owned retail superstores                  8,964       8,268       6,526
Total new factory-built homes sold                      10,829       9,938       8,677
Average new home price - retail                       $ 59,000    $ 60,000    $ 63,000
Number of retail superstores at
       end of period                                       145         151         153
Homes sold to independent dealers and builders           1,817       1,640       2,136

2003 COMPARED TO 2002

NET SALES. Net sales decreased 8.6% to $573.1 million in 2003 from $627.4 million in 2002. The decrease in net sales was primarily due to the reduction of retail financing available in the manufactured housing industry partially offset by the addition of modular sales which totaled $51.2 million in fiscal 2003. The volume of manufactured homes sold through Company-owned retail superstores declined 21.1% while overall manufactured housing unit volume, which includes sales to independent retailers, declined 19.4% in fiscal 2003. This decline in volume is partially offset by an increase in the average selling price of a new manufactured home to $63,000 in 2003 from $60,000 in 2002. This increase in average selling price resulted from a slight shift in product mix towards multi-section manufactured homes. Multi-section manufactured homes represented 91% of Palm Harbor's manufactured homes sold in 2003. The number of Company-owned retail superstores increased from 151 at the end of fiscal 2002 to 153 at the end of fiscal 2003.

GROSS PROFIT. In fiscal 2003, gross profit as a percentage of net sales declined to 28.7% from 32.0% in fiscal 2002. Gross profit decreased 18.2% to $164.4 million in 2003 compared to $201.0 million in 2002. This decrease, both as a percentage of sales and in absolute dollars, is principally the result of the contraction of retail financing and the intensely competitive industry environment. The percentage of manufactured homes sold through Company-owned retail superstores decreased from 83% in fiscal 2002 to 82% in fiscal 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses increased to 27.5% in 2003 from 26.8% in 2002. Selling, general and administrative expenses decreased $10.7 million, or 6.4%, to $157.5 million in 2003 from $168.2 million in 2002. This reduction reflects Palm Harbor's focus on reducing fixed costs somewhat offset by its continued commitment to building brand awareness via advertising and expenses associated with the expansion of CountryPlace and the rollout of Palm Harbor's new mortgage lending operations. Additionally, selling, general and administrative expenses for fiscal 2003 include ten months of Nationwide's fixed expenses.

INTEREST EXPENSE. Interest expense decreased 20.3% to $6.7 million in 2003 from $8.4 million in 2002. This decrease was primarily due to a decrease in the prime interest rate from 4.75% at the end of fiscal 2002 to 4.25% at the end of fiscal 2003 coupled with a decrease in the floor plan liability.

INTEREST INCOME AND OTHER. Interest income and other decreased 24.4% to $4.9 million in fiscal 2003 from $6.5 million in fiscal 2002. This decrease was primarily the result of decreased interest income in fiscal 2003, decreased income earned on a real estate investment in fiscal 2003 and a loss on short-term investments in fiscal 2003, partially offset by Palm Harbor's equity interest in the earnings of its limited partnership, BSM, which was $3.4 million in fiscal 2003 and zero in fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $23.9 million in 2001, compared to $34.5 million in 2002 and $48.0 million in 2003. Cash provided by operating activities increased in fiscal 2003 primarily due to decreases in trade receivables, inventories, and overhead expenditures. Cash provided by operations was adequate to support Palm Harbor's working capital needs, capital expenditures, floor plan payments, investment purchases, expansion of CountryPlace and the rollout of new mortgage lending operations during fiscal 2003.

         Capital expenditures were $14.1 million, $14.8 million and $6.5 million in fiscal 2001, 2002 and 2003, respectively. In 2001, capital expenditures included $8.2 million for additional retail superstores and approximately $5.9 million primarily for improvements in mature manufacturing facilities. In 2002, capital expenditures included $7.2 million for additional retail superstores and approximately $7.6 million primarily for improvements in mature manufacturing facilities. In 2003, capital expenditures included $1.5 million for additional retail superstores and approximately $5.0 million primarily for improvements in mature manufacturing facilities. Palm Harbor expects capital expenditures to approximate $9 million during 2004 primarily for the purpose of improving mature manufacturing facilities and adding retail superstores.

         During the fourth quarter of fiscal 2003, Palm Harbor executed a $100.0 million syndicated floor plan facility with a financial institution. The advance rate for this facility is 90% of manufacturer's invoice. On March 19, 2006, $65 million of this facility will expire and the remaining $35 million will expire via orderly liquidations by the end of September 2003. Palm Harbor is exploring several options to replace this portion of the facility. Palm Harbor has a second facility with another financial institution for $10.0 million, which automatically renews each year unless notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the home inventory at our retail superstores and are secured by a portion of our home inventory and receivables from financial institutions. The interest rates on the facilities are prime (4.25% at March 28, 2003) or prime plus 1.0% to 3.0% for aged units, of which we have none. These two floor plan facilities contain certain provisions regarding minimum financial requirements which we must maintain in order to borrow against the facilities. As of March 28, 2003, Palm Harbor was in compliance with our $100.0 million floor plan facility and had obtained a limited forbearance with respect to a violation of our minimum covenant requirements on our $10.0 million facility. Palm Harbor had $134,977,000 and $114,437,000 outstanding on these floor plan credit facilities at March 29, 2002 and March 28, 2003, respectively.

         With the exit of several major industry retail lenders over recent months, Palm Harbor is expanding CountryPlace from being an originator of loans into a securitizer and servicer of loans as well. CountryPlace has entered into an agreement with a financial institution for a $125 million warehouse facility to fund chattel loans originated by company-owned retail superstores. This facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR plus 1.25% (2.5625% at March 28, 2003). The facility terminates on March 19, 2004. The facility provides for an advance of 65% against the outstanding principal balance of eligible receivables as further defined in the warehouse agreement. CountryPlace had outstanding borrowings under this facility of $15,135,000 as of March 28, 2003. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. The facility also requires Palm Harbor and CountryPlace to maintain a minimum balance of shareholders equity. As of March 28, 2003, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. As of March 28, 2003 there had been no losses related to any loans in the portfolio and no such loss funding was required. Additionally, Palm Harbor has entered into an intercompany financing arrangement with CountryPlace that provides for up to $25 million of funding to be used for the growth of CountryPlace's portfolio and operations. As of March 28, 2003, approximately $4.1 million was advanced to CountryPlace under this intercompany financing arrangement.

         CountryPlace currently intends to originate and hold loans for investment on a long-term basis. CountryPlace intends to securitize its loan portfolio on a routine basis. While the Company believes it will be able to obtain additional liquidity through the securitization of such loans, no assurances can be made that the Company will successfully complete securitization transactions on acceptable terms and conditions, if at all.

         In July 1999, Palm Harbor's Board of Directors authorized, subject to certain business and market conditions, the use of up to $20.0 million to repurchase Palm Harbor's common stock. In July 2000, the Board of Directors authorized another $20.0 million for common stock repurchases. As of May 26, 2003, Palm Harbor had invested $20.0 million in the common stock buyback program.

         Palm Harbor believes that cash flows from operations, together with floor plan financing and other available borrowing alternatives in addition to the warehouse facility, will be adequate to support our working capital, currently planned capital expenditure needs and expansion of CountryPlace over the next twelve months. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset backed securitizations, and other factors beyond Palm Harbor's control, no assurances can be given in this regard.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS (dollars in thousands)

         The following tables summarize Palm Harbor's contractual obligations and contingent commitments at March 28, 2003. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

                                                                 PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------------------
                                                      LESS THAN          1-3             4-5           AFTER 5
                                         TOTAL         1 YEAR           YEARS           YEARS           YEARS
                                         -----         ------           -----           -----           -----
Floor plan payable                     $114,437        $114,437        $      -       $       -        $      -
Warehouse revolving debt                 15,135          15,135               -               -               -
Other debt obligations                    2,567             190           2,377               -               -
Operating leases                         21,763           5,449           5,437           3,232           7,645
                                       --------        --------        --------        --------        --------
Total contractual cash obligations     $153,902        $135,211        $  7,814        $  3,232        $  7,645
                                       ========        ========        ========        ========        ========

                                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       ------------------------------------------------------------------------
                                         TOTAL
                                        AMOUNTS       LESS THAN          1-3             4-5           AFTER 5
                                       COMMITTED       1 YEAR           YEARS           YEARS           YEARS
                                       ---------      ---------         -----           -----          -------
Repurchase obligations (1)             $  10,409      $  10,205        $    204       $       -        $      -
Letters of credit (2)                      4,482          4,282             200               -               -
                                       ---------      ---------        --------       ---------        --------
Total commercial commitments (3)       $  14,891      $  14,487        $    404       $       -        $      -
                                       =========      =========        ========       =========        ========

(1) Palm Harbor has contingent repurchase obligations outstanding at March 28, 2003 which have a finite life but are replaced as Palm Harbor continues to sell our manufactured homes to dealers under repurchase agreements with financial institutions. The cost of these contingent repurchase obligations to Palm Harbor was $132,000, $212,000 and $69,000 during fiscal 2001, 2002, and 2003, respectively. For additional information on Palm Harbor's repurchase obligations, see critical accounting policies - reserve for repurchase obligations.

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

         REVENUE RECOGNITION. Retail sales, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer's site. Homes sold to independent retailers are recognized when the home is shipped which is when the title passes to the independent retailer. The transportation cost is borne by the independent retailer.

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

         RESERVE FOR REPURCHASE OBLIGATIONS. Manufactured housing companies enter into repurchase agreements with financial institutions which have provided wholesale floor plan financing to independent retailers. These agreements generally provide that in the event of a retailer's default Palm Harbor will repurchase the financed home from the lending institution at declining prices over the term of the repurchase agreement (generally 12 -18 months). The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 18% of Palm Harbor Harbor's homes are sold to independent retailers; (ii) a majority of the homes sold by Palm Harbor to independent retailers are pre-sold to specific retail customers; (iii) Palm Harbor monitors each retailer's inventory position on a regular basis; (iv) sales of Palm Harbor's manufactured homes are spread over a large number of retailers; (v) none of Palm Harbor's independent retailers accounted for more than 5% of Palm Harbor's net sales in fiscal 2003;
(vi) the price Palm Harbor is obligated to pay declines over time and (vii) Palm Harbor is, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. Since mid-1999, the manufactured housing industry has been affected by three major challenges - retail financing availability, repossessions and retail inventory levels. The rapid growth in the number of retailers prior to the deterioration of retail financing has resulted in an imbalance between retail inventory levels and consumer demand. If retail financing was to significantly weaken further, the inventory imbalance could result in even greater price competition, gross margin deterioration and have an overall material adverse effect on Palm Harbor's operating results. While Palm Harbor's practice of manufacturing only to order coupled with closely monitored retail stocking levels has enabled us to continue to tightly manage inventories, we are unable to predict the impact on Palm Harbor's results if industry conditions were to further deteriorate.

         ALLOWANCE FOR LOAN LOSSES. CountryPlace originates and holds for investment purposes loans related to the retail sale of manufactured Palm Harbor homes, with such loans being collateralized primarily by the manufactured home. Palm Harbor provides, at the time of sale, allowances for estimated future loan losses. The allowance for loan gives consideration to the composition of the loan portfolio, including number of delinquencies and historical loss experience, and expectations as to future loan losses based upon industry knowledge. Although Palm Harbor maintains an allowance for loan losses based upon these expectations and other criteria, future differences between Palm Harbor's expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require Palm Harbor to provide additional allowances.

NEW ACCOUNTING PRONOUNCEMENTS

         On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective March 30, 2002, Palm Harbor adopted SFAS No. 146 which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on Palm Harbor's financial position, results of operations and cash flows.

         In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Effective March 30, 2002, Palm Harbor adopted Interpretation No. 45 which clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of the non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on Palm Harbor's financial position, results of operations and cash flows.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. Palm Harbor is currently evaluating the impact of Interpretation No. 46 on our financial position, results of operations and cash flows.

FORWARD-LOOKING INFORMATION/RISK FACTORS

       Certain statements contained in this annual report are forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. Investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from these expressed in or implied by such statements. These risks include such assumptions, risks, uncertainties and factors associated with the following:

     - AVAILABILITY OF RETAIL FINANCING. Since mid-1999, loans to purchase manufactured houses have been subjected to elevated credit standards, resulting in reduced lending volumes and consequently reduced sales in the manufactured housing industry. A further tightening of chattel or mortgage credit standards may cause Palm Harbor to experience significant sales declines.

     - AVAILABILITY OF WHOLESALE FINANCING. Several floor plan lenders have chosen to exit the manufactured housing business, thereby reducing the amount of credit available to industry retailers. Further reductions in the availability of floor plan lending may adversely affect Palm Harbor's inventory levels of new homes.

     - ABILITY TO SECURITIZE OR FUND LOANS. CountryPlace originates chattel and non-conforming land home mortgage loans that are funded with proceeds from its warehouse borrowing facility borrowings from Palm Harbor. CountryPlace intends to enter into asset-backed securitization transactions to obtain longer term funding for these loan purchases. The proceeds from these securitizations will be used to repay borrowings from the warehouse facility and Palm Harbor, as well as to purchase new loans. The asset-backed securitization market for manufactured housing lenders has continued to deteriorate in the past year in terms of access to the markets as well as pricing and credit enhancement levels. If CountryPlace is unable to securitize its loans on terms that are economical, it will be required to seek other sources of long term funding.

     - ABILITY TO SERVICE NEW LOANS. Although CountryPlace has originated loans since 1995, it has limited loan servicing and collections experience. CountryPlace has implemented new systems to service and collect the portfolio of loans it originates. The management of CountryPlace has industry experience in managing, servicing and collecting a loan portfolio. However, if CountryPlace is not successful in its servicing and collection efforts, the profitability and cash flow from the loan portfolio on its balance sheet could be adversely affected.

     - ABILITY OF CUSTOMERS TO REPAY LOANS. CountryPlace makes loans to borrowers that it believes are creditworthy based on its credit guidelines. These customers may experience adverse employment, financial, or life circumstances that affect their ability to repay their loans. If customers do not repay their loans, the profitability and cash flow from the loan portfolio on its balance sheet could be adversely affected.

     - MANAGEMENT'S ABILITY TO ATTRACT AND RETAIN EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL. Palm Harbor is dependent on the services and performance of our executive officers, including our Chairman of the Board, Lee Posey and our President and Chief Executive Officer, Larry Keener. The loss of the services of two or more of our executive officers could have a material adverse effect upon the Company's business, financial condition and results of operations.

     - CONTROL BY EXISTING SHAREHOLDERS. Approximately 55% of the outstanding Common Stock of Palm Harbor is beneficially owned or controlled by Mr. Posey, Capital Southwest Corporation and its wholly owned subsidiary, Capital Southwest Venture Corporation and William R. Thomas, President of Capital Southwest Corporation. As a result, these shareholders, acting together, will be able to determine the outcome of elections of Palm Harbor's directors and thereby control the management of Palm Harbor's business.

     - IMPACT OF INFLATION. The past several years have shown a relatively moderate rate of inflation which Palm Harbor has been able to offset through increased selling prices. A material increase in inflation in the future could adversely affect Palm Harbor's operating results.

     - COMPETITIVE PRODUCT ADVERTISING, PROMOTIONAL AND PRICING ACTIVITY. There are numerous manufactured housing companies in the industry and many have their own retail distribution systems and consumer finance operations. In addition to competition within the manufactured housing industry, our products also compete with other forms of lower to moderate-cost housing, including site-built homes, apartments, townhouses and condominiums. If we are unable to address this competition, growth in each segment of our business could be limited.

     - CYCLICALITY OF THE MANUFACTURED HOUSING INDUSTRY. The cyclical and seasonal nature of the industry causes our revenues and operating results to fluctuate and makes it hard for management to forecast sales and profits in uncertain times. As a result of seasonal and cyclical downturns, we may experience fluctuations in our operating results that make difficult period-to-period comparisons.

     - VOLATILITY IN OUR STOCK PRICE. Our stock is traded on the Nasdaq National Stock Market and is therefore subject to market fluctuations. During fiscal 2003, our stock price ranged from a low of $10.12 per share to a high of $25.09 per share.

     - TERRORIST ATTACKS/WAR. Market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and actions, including armed conflict by the United States and other governments in reaction thereto may materially adversely affect us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Palm Harbor is exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt, and our fixed rate loans receivable balances. Palm Harbor is not involved in any other market risk sensitive contracts or investments such as interest rate swaps, futures contracts, or other types of derivative financial instruments.

         For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming Palm Harbor and CountryPlace's level of variable rate debt as of March 28, 2003 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.25 million.

         For fixed rate loans receivable, changes in interest rates generally do not change future earnings and cash flows, but do affect the fair market value of the loan portfolio. Assuming CountryPlace's level of loans held for investment as of March 28, 2003 is held constant, a 10% increase in average interest rates would decrease the fair value of the Company's portfolio by approximately $2.4 million.

         CountryPlace is exposed to market risk related to the accessibility and terms of financing in the asset-backed securities market. CountryPlace intends to securitize its loan portfolio as a means to obtain long term fixed interest rate funding. The asset-backed securities market for manufactured housing has been volatile during the past year. The inability to securitize its loans would require CountryPlace to seek other sources of funding or to reduce or eliminate its loan originations if other sources of funding are not available.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

Board of Directors
Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries (the "Company") as of March 29, 2002 and March 28, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended March 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 29, 2002 and March 28, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 28, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in fiscal 2001 the Company changed its method of accounting for revenue recognition and in fiscal 2002 the Company changed its method of accounting for goodwill.

Dallas, Texas                                                  Ernst & Young LLP
May 9, 2003

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    MARCH 29,            MARCH 28,
                                                      2002                 2003
                                                    ------------------------------
ASSETS
Cash and cash equivalents                           $  69,197            $  45,592
Restricted cash                                            --                4,484
Investments                                            30,051               23,987
Trade receivables                                      80,111               66,151
Loans held for investment, net                          2,334               32,135
Inventories                                           122,048              115,753
Prepaid expenses and other assets                      14,369               14,952
Deferred tax asset, net                                 9,552                8,547
Property, plant and equipment, at cost:
     Land and improvements                             32,018               36,347
     Buildings and improvements                        56,990               64,808
     Machinery and equipment                           55,552               62,322
     Construction in progress                           8,174                1,985
                                                    ------------------------------
                                                      152,734              165,462
     Accumulated depreciation                          60,234               72,575
                                                    ------------------------------
                                                       92,500               92,887
Goodwill, net                                          53,109               78,079
                                                    ------------------------------
Total assets                                        $ 473,271            $ 482,567
                                                    ==============================

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                       MARCH 29,          MARCH 28,
                                                         2002               2003
                                                       ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                       $  28,649          $  32,059
Accrued liabilities                                       50,246             58,195
Floor plan payable                                       134,977            114,437
Warehouse revolving debt                                      --             15,135
Other debt obligations                                     2,742              2,567
                                                       ----------------------------
     Total liabilities                                   216,614            222,393

Commitments and contingencies

Shareholders' equity
     Preferred stock, $.01 par value
        Authorized shares - 2,000,000
        Issued and outstanding shares - none                   -                  -
     Common stock, $.01 par value
        Authorized shares - 50,000,000
        Issued shares - 23,807,879 at March 29,
           2002 and March 28, 2003                           239                239
     Additional paid-in capital                           54,149             54,149
     Retained earnings                                   220,359            223,580
     Accumulated other comprehensive income                1,939                 --
                                                       ----------------------------
                                                         276,686            277,968

     Less treasury shares - 858,507 at March 29,
        2002, and 948,557 at March 28, 2003              (14,169)           (15,657)
Unearned compensation                                     (5,860)            (2,137)
                                                       ----------------------------
Total shareholders' equity                               256,657            260,174
                                                       ----------------------------
Total liabilities and shareholders' equity             $ 473,271          $ 482,567
                                                       ============================

     See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                          YEAR ENDED
                                                       -----------------------------------------------
                                                       MARCH 30,          MARCH 29,          MARCH 28,
                                                         2001               2002               2003
                                                       -----------------------------------------------
Net sales                                              $ 650,451          $ 627,380          $ 573,130

Cost of sales                                            443,131            426,356            408,725
Selling, general and
    administrative expenses                              165,896            168,171            157,474
                                                       -----------------------------------------------
Income from operations                                    41,424             32,853              6,931

Interest expense                                         (12,792)            (8,377)            (6,676)
Other income                                               7,279              6,450              4,874
                                                       -----------------------------------------------

Income before income taxes and cumulative
    effect of change in accounting principle              35,911             30,926              5,129

Income tax expense                                        14,034             11,478              1,908
                                                       -----------------------------------------------

Income before cumulative effect of change
     in accounting principle                              21,877             19,448              3,221
Cumulative effect of change in accounting
    principle                                             (2,048)                 -                  -
                                                       -----------------------------------------------

Net income                                             $  19,829          $  19,448          $   3,221
                                                       ===============================================

Net income per common share -
       basic and diluted                               $    0.87          $    0.85          $    0.14
                                                       ===============================================

Weighted average common
    shares outstanding - basic                            22,760             22,820             22,913
                                                       ===============================================

Weighted average common
    shares outstanding - diluted                          22,772             22,820             22,913
                                                       ===============================================

  See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                           ACCUMULATED
                                                               ADDITIONAL                     OTHER
                                          COMMON STOCK           PAID-IN       RETAINED   COMPREHENSIVE
                                      SHARES        AMOUNT       CAPITAL       EARNINGS       INCOME
                                    -----------------------------------------------------------------
Balance at March 31, 2000           23,807,879      $   239     $ 54,149       $181,082     $     803
    Comprehensive income
       Net income                            -            -            -         19,829             -
       Unrealized gain                       -            -            -              -         2,066

    Total comprehensive income               -            -            -              -             -
    Treasury shares purchased, net           -            -            -              -             -
    Long-Term Incentive Plan
       Shares purchased                      -            -            -              -             -
       Terminations                          -            -            -              -             -
       Provision                             -            -            -              -             -
                                    -----------------------------------------------------------------
Balance at March 30, 2001           23,807,879          239       54,149        200,911         2,869
    Comprehensive income
       Net income                            -            -            -         19,448             -
       Unrealized gain                       -            -            -              -           845
       Realization of gains                  -            -            -              -        (1,775)

    Total comprehensive income               -            -            -              -             -
    Treasury shares purchased, net           -            -            -              -             -
    Long-Term Incentive Plan
       Shares purchased                      -            -            -              -             -
       Terminations                          -            -            -              -             -
       Provision                             -            -            -              -             -
                                    -----------------------------------------------------------------
Balance at March 29, 2002           23,807,879          239       54,149        220,359         1,939
    Comprehensive income
       Net income                            -            -            -          3,221             -
       Realization of gains                  -            -            -              -        (1,939)

    Total comprehensive income               -            -            -              -             -
    Treasury shares purchased, net           -            -            -              -             -
    Long-Term Incentive Plan
       Terminations                          -            -            -              -             -
       Provision                             -            -            -              -             -
                                    -----------------------------------------------------------------
Balance at March 28, 2003           23,807,879      $   239     $ 54,149       $223,580     $       -
                                    =================================================================

                                          TREASURY SHARES               UNEARNED
                                       SHARES          AMOUNT         COMPENSATION      TOTAL
                                      ---------------------------------------------------------
Balance at March 31, 2000             (787,039)        (13,848)        $   (5,249)      217,176
    Comprehensive income
       Net income                            -               -                  -        19,829
       Unrealized gain                       -               -                  -         2,066
                                                                                       --------

    Total comprehensive income               -               -                  -        21,895
    Treasury shares purchased, net    (121,259)         (1,661)                 -        (1,661)
    Long-Term Incentive Plan
       Shares purchased                      -               -             (3,250)       (3,250)
       Terminations                    (56,292)         (1,003)             1,003             -
       Provision                             -               -              1,492         1,492
                                      ---------------------------------------------------------
Balance at March 30, 2001             (964,590)        (16,512)            (6,004)      235,652
    Comprehensive income
       Net income                            -               -                  -        19,448
       Unrealized gain                       -               -                  -           845
       Realization of gains                  -               -                  -        (1,775)
                                                                                       --------

    Total comprehensive income               -               -                  -        18,518
    Treasury shares purchased, net     144,356           2,981                  -         2,981
    Long-Term Incentive Plan
       Shares purchased                      -               -             (2,987)       (2,987)
       Terminations                    (38,273)           (638)               638             -
       Provision                             -               -              2,493         2,493
                                      ---------------------------------------------------------
Balance at March 29, 2002             (858,507)        (14,169)            (5,860)      256,657
    Comprehensive income
       Net income                            -               -                  -         3,221
       Realization of gains                  -               -                  -        (1,939)
                                                                                       --------

    Total comprehensive income               -               -                  -         1,282
    Treasury shares purchased, net     (12,518)           (228)                 -          (228)
    Long-Term Incentive Plan
       Terminations                    (77,532)         (1,260)             1,260             -
       Provision                             -               -              2,463         2,463
                                      ---------------------------------------------------------
Balance at March 28, 2003             (948,557)       $(15,657)        $   (2,137)     $260,174
                                      =========================================================

     See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           YEAR ENDED
                                                                       --------------------------------------------------
                                                                        MARCH 30,           MARCH 29,           MARCH 28,
                                                                          2001                2002                2003
                                                                       --------------------------------------------------
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting principle      $   21,877          $   19,448          $    3,221
    Adjustments to reconcile income before cumulative effect
       of change in accounting principle to net cash provided by
       operating activities
           Cumulative effect of change in accounting principle             (2,048)                  -                   -
           Depreciation and amortization                                   14,831              12,087              13,798
           Provision for credit losses                                          -                   -               1,409
           Deferred income taxes                                           (1,792)             (1,138)                740
           (Gain) loss on disposition of assets                               (16)                329                 515
           Loss on investments                                                  -                   -               1,002
           Purchases of stock for Long-Term Incentive Plan                 (3,250)             (2,987)                  -
           Provision for Long-Term Incentive Plan                           1,492               2,493               2,463
           Equity earnings in limited partnership                               -                   -              (3,416)
           Changes in operating assets and liabilities:
             Restricted cash                                                    -                   -              (4,484)
             Trade receivables                                              5,228               3,497              11,357
             Inventories                                                   (3,272)              3,869              12,214
             Prepaid expenses and other current assets                      1,611              (1,657)              4,694
             Accounts payable and accrued expenses                        (12,129)             (3,283)              3,181
                                                                       --------------------------------------------------
    Cash provided by operations                                            22,532              32,658              46,694
Loans originated                                                         (142,635)           (137,880)            (63,670)
Sale of loans                                                             143,956             139,711              64,998
                                                                       --------------------------------------------------
Net cash provided by operating activities                                  23,853              34,489              48,022

INVESTING ACTIVITIES
Business acquired, net of cash acquired                                         -                   -             (31,789)
Investment in limited partnership                                               -                   -              (3,000)
Distributions from investment in limited partnership                            -                   -               1,525
Loans originated                                                                -                   -             (32,859)
Principal payments on loans originated                                          -                   -               1,649
Purchases of property, plant and equipment                                (14,147)            (14,773)             (6,483)
Purchases of investments                                                  (11,769)            (13,318)             (5,470)
Sales of investments                                                        9,702               8,399              10,532
Proceeds from disposition of assets                                           276                  65                  76
                                                                       --------------------------------------------------
Net cash used in investing activities                                     (15,938)            (19,627)            (65,819)

FINANCING ACTIVITIES
Net proceeds from (payments on) floor plan payable                          6,139              (9,770)            (20,540)
Net proceeds from warehouse revolving debt                                      -                   -              15,135
Principal payments on debt obligations                                       (241)               (166)               (175)
Net purchases of treasury stock                                            (1,661)              2,981                (228)
                                                                       --------------------------------------------------
Net cash provided by (used in) financing activities                         4,237              (6,955)             (5,808)
Net increase (decrease) in cash and cash equivalents                       12,152               7,907             (23,605)
Cash and cash equivalents at beginning of year                             49,138              61,290              69,197
                                                                       --------------------------------------------------
Cash and cash equivalents at end of year                               $   61,290          $   69,197          $   45,592
                                                                       ==================================================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                           $   12,670          $    8,896          $    6,257
    Income taxes                                                       $   17,874          $   15,409          $      361

     See accompanying notes.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. (the "Company") and our majority-owned and wholly-owned subsidiaries. Investments in 50% or less-owned entities are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's fiscal year ends on the last Friday in March. Headquartered in Addison, Texas, the Company markets factory-built homes nationwide through vertically integrated operations, encompassing manufactured housing, modular housing, chattel and mortgage bank financing, as well as insurance.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used by management in preparation of the financial statements.

REVENUE RECOGNITION

Effective April 1, 2000, in accordance with Staff Accounting Bulletin No. 101, the Company changed its method of accounting for revenue recognition for retail sales. Historically, the Company recognized revenues for its retail home sales when the home was delivered. Under the Company's revenue recognition policy, adopted in the fourth quarter of 2001 retroactive to April 1, 2000, the Company now recognizes revenue for retail sales when the home is delivered and permanently located at the customer's site. The cumulative effect of the change on prior years resulted in a charge to net income of $2,048,000 (after income taxes of $1,366,000 which is included in results for fiscal 2001). The effect of the change on fiscal 2001 was to increase income before the cumulative effect of the accounting change by $101,000 and decrease net income by approximately $2.0 million ($0.09 per share). For the first quarter of 2001, the Company recognized $11,535,000 in revenues that are included in the cumulative effect adjustment as of April 1, 2000.

Retail sales, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer's site. Homes sold to independent retailers are recognized when the home is shipped which is when the title passes to the independent retailer. The transportation cost is borne by the independent retailer.

Interest income on loans held for investment is recognized as net sales on an accrual basis. Loan origination fees and certain direct loan origination costs are deferred and amortized into net sales over the contractual life of the loan using the interest method.

Most of the homes sold to independent retailers are financed through standard industry arrangements which include repurchase agreements (see Note 13). The Company extends credit in the normal course of business under normal trade terms and our receivables are subject to normal industry risk.

RESIDUAL INTERESTS AND RECOURSE OBLIGATIONS

Through November 2002, CountryPlace Mortgage, Ltd. ("CountryPlace"), the Company's finance subsidiary, originated and sold loan contracts to national consumer finance companies and received cash and/or retained a residual interest in the interest generated by the sold contracts. Since April 1, 1999, substantially all interest income on sold contracts was received in cash upon the sale of the contracts. Prior to April 1, 1999, a residual interest in the interest generated by the sold contracts was retained and recorded. The fair value of the residual interests was previously recorded on the balance sheet at fair value. Additionally, in some cases, in connection with the sale of loan contracts, CountryPlace was required to share in the losses resulting from defaults or prepayments of loan contracts previously sold and therefore established estimated losses at the time the loan contracts were sold.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

At March 29, 2002, the Company's net receivable for interest-only strips was approximately $8.9 million and the Company's net reserve for recourse obligations was $2.9 million. During the fourth quarter of fiscal 2003, the Company sold all of its interest-only strip receivables related to loan contracts previously sold for approximately $7.0 million and was released from all of its related recourse obligations. No significant gain or loss was recorded in connection with this transaction. During the fiscal year ended March 30, 2001, March 29, 2002 and March 28, 2003, the Company recognized approximately $5.0 million, $3.9 million and $1.0 million in gains, respectively, related to loan contracts sold. The Company had $1.1 million, $0.8 million and zero in unrealized gains for the fiscal years ended March 30, 2001, March 29, 2002 and March 28, 2003, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are all liquid investments with maturities of three months or less when purchased.

RESTRICTED CASH

At March 28, 2003, $4.5 million of cash was pledged as collateral for outstanding letters of credit which collaterized insurance programs and surety bonds.

LOANS HELD FOR INVESTMENT

Loans held for investment are stated at the aggregate remaining unpaid principal balances less allowances for loan losses and unamortized deferred finance fees.

ALLOWANCE FOR LOAN LOSSES

CountryPlace originates and holds for investment purposes loans related to the retail sale of manufactured Palm Harbor homes, with such loans being collateralized primarily by the manufactured home. The Company provides, at the time of sale, allowances for estimated future loan losses. The allowance for loan gives consideration to the composition of the loan portfolio, including number of delinquencies and historical loss experience, and expectations as to future loan losses based upon industry knowledge. Although the Company maintains an allowance for loan losses based upon these expectations and other criteria, future differences between the Company's expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require the Company to provide additional allowances.

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

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements' useful lives. Estimated useful lives for significant classes of assets are as follows: Land and Improvements 10-15 years, Buildings and Improvements 3-15 years, and Machinery and Equipment 2-10 years. The Company had depreciation expense of $10,765,000, $11,993,000 and $13,704,000 in fiscal 2001, 2002 and 2003, respectively. Repairs and maintenance are expensed as incurred. The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. The company has not recorded any impairment charges in fiscal 2001, 2002 or 2003.

GOODWILL

Goodwill is the excess of cost over fair value of net assets of businesses acquired. Through fiscal 2001, goodwill was amortized on the straight-line method over the expected periods to be benefited - between 10 and 20 years. Commencing in fiscal 2002, goodwill is no longer amortized. The Company tests goodwill annually for impairment by reporting unit and records an impairment charge when the implied fair value of goodwill is less than its carrying value. Comparative pro forma results for the fiscal year ended March 30, 2001 would have increased income before cumulative effect of change in accounting principle and net income by $2.5 million, or $0.11 per share, to $0.98 per share. The Company performed its annual goodwill impairment test for fiscal year 2003 and noted no implied impairment of goodwill.

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

FINANCIAL STATEMENT CLASSIFICATIONS

During the fiscal year ended March 28, 2003, the Company announced plans to significantly increase its finance operations through CountryPlace. As of March 28, 2003, CountryPlace had obtained a warehouse revolving debt facility of $125.0 million whereby CountryPlace will initially borrow against the facility on a short-term basis to fund the origination of manufactured housing loans until sufficient sums of loans are accumulated and then securitized with debt with longer-term maturities. As of March 28, 2003, the Company had approximately $32.1 million of loans held for investment.

As a result of the Company's plans to continue to significantly expand its finance and insurance operations, an accounting policy to no longer present a classified balance sheet has been adopted.

Additionally, certain prior period amounts have been reclassified to conform to the current period presentation.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective March 30, 2002, the Company adopted SFAS No. 146 which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position, results of operations and cash flows.

In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Effective March 30, 2002, the Company adopted Interpretation No. 45 clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of the non-contingent obligation to perform. Interpretation No. 45 must be applied prospectively to guarantees entered into or modified after December 31, 2002. The adoption of Interpretation No 45 did not have a material effect on the Company's financial position, results of operations and cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Under previous practices, certain entities were included in consolidated financial statements based upon controlling voting interests or in other special situations. Under Interpretation No. 46, certain previously unconsolidated entities will be required to be included in consolidated financial statements of the primary beneficiary, as defined. For variable interest entities, often referred to as special purpose entities, created after January 31, 2003, Interpretation No. 46 is effective immediately. The Company is currently evaluating the impact of Interpretation No. 46 on its financial position, results of operations and cash flows.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

2. ACQUISITIONS/INVESTMENTS

On June 7, 2002, the Company acquired Nationwide Custom Homes ("Nationwide"), a manufacturer and marketer of modular homes, for $32.5 million in cash. The acquisition was accounted for using the purchase method of accounting. The purchase price allocation as of March 28, 2003 resulted in approximately $25 million of goodwill related to the acquisition. The pro forma results of operations assuming the acquisition of Nationwide as of March 30, 2002 would not be materially different than the historical results and, therefore, are not presented.

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. ("BSM") which is being accounted for using the equity method of accounting. Since the acquisition, the Company's equity in the net income of BSM was $3.4 million. The following table represents the condensed balance sheet as of March 28, 2003 and the condensed income statement for the ten month (from date of acquisition) period ending March 28, 2003:

                                                              MARCH 28,
                                                                 2003
                                                           --------------
                                                           (in thousands)
Cash                                                       $        390
Receivable for mortgage notes assigned to investors             130,319
Other current assets                                              2,341
Property, plant and equipment, net                                  879
Other assets                                                         52
                                                           ------------
    Total assets                                           $    133,981
                                                           ============

Warehouse revolving debt                                   $    120,360
Other current liabilities                                         5,921
Debt obligations                                                    163
Partnership capital                                               7,537
                                                           ------------
    Total liabilities and partnership capital              $    133,981
                                                           ============

                                                           TEN MONTHS ENDED
                                                              MARCH 28,
                                                                 2003
                                                           ----------------
                                                            (in thousands)
Revenues                                                   $    27,991
Operating income                                                 6,831
Net income                                                       6,831

3. INVENTORIES

Inventories consist of the following:

                                                          MARCH 29,                 MARCH 28,
                                                             2002                      2003
                                                          ------------------------------------
                                                                     (in thousands)
Raw materials                                             $   7,631                 $   7,779
Work in process                                               3,339                     4,493
Finished goods - factory-built                                  659                     2,337
Finished goods - retail                                     110,419                   101,144
                                                          ------------------------------------
                                                          $ 122,048                 $ 115,753
                                                          ====================================

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

4. INVESTMENTS

The Company's investments totaled $30,051,000 and $23,987,000 at March 29, 2002 and March 28, 2003, respectively. The fair value of the available-for-sale securities was $20,393,000 and $14,619,000, and had no net unrealized gains or losses recorded at March 29, 2002 and March 28, 2003, respectively. The majority of the available-for-sale securities consist of U.S. government related obligations and other debt obligations with contractual maturities of generally 2 to 11 years. The remaining of the Company's investments are classified as trading securities.

5. FLOOR PLAN PAYABLE

During the fourth quarter of fiscal 2003, the Company executed a $100.0 million syndicated floor plan facility with a financial institution. The advance rate for this facility is 90% of manufacturer's invoice. On March 19, 2006, $65 million of this facility will expire and the remaining $35 million will expire via orderly liquidations by the end of September 2003. The Company is exploring several options to replace this portion of the facility. The Company has a second facility with another financial institution for $10.0 million, which automatically renews each year unless notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the home inventory at the Company's retail superstores and are secured by a portion of its home inventory and receivables from financial institutions. The interest rates on the facilities are prime (4.25% at March 28, 2003) or prime plus 1.0% to 3.0% for aged units, of which the Company has none. These two floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of March 28, 2003, the Company was in compliance with its $100.0 million syndicated floor plan facility and had obtained a limited forbearance with respect to a violation of its minimum covenant requirements on its $10.0 million facility. The Company had $134,977,000 and $114,437,000 outstanding on these floor plan credit facilities at March 29, 2002 and March 28, 2003, respectively.

6. WAREHOUSE REVOLVING DEBT

The Company, through its subsidiary CountryPlace, has a loan warehouse borrowing facility with a financial institution. This facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR plus 1.25% (2.5625% at March 28, 2003). The facility terminates on March 19, 2004. The facility provides for an advance of 65% against the outstanding principal balance of eligible receivables, as further defined in the warehouse agreement. CountryPlace had outstanding borrowings under this facility of $15,135,000 as of March 28, 2003. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. The facility also requires Palm Harbor and CountryPlace to maintain a minimum balance of shareholders' equity. As of March 28, 2003, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. As of March 28, 2003 there had been no losses related to any loans in the portfolio and no such loss funding was required. Additionally, Palm Harbor has entered into an intercompany financing arrangement with CountryPlace that provides for up to $25 million of funding to be used for the growth of CountryPlace's portfolio and operations. As of March 28, 2003, approximately $4.1 million was advanced to CountryPlace under this intercompany financing arrangement.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                    MARCH 29,               MARCH 28,
                                                                       2002                   2003
                                                                    ----------------------------------
                                                                              (in thousands)
Salaries, wages and benefits                                        $  13,617               $ 15,981
Accrued expenses on homes sold, including warranty                     15,388                 14,715
Customer deposits                                                       7,263                 11,954
Sales incentives                                                        3,851                  4,285
Other                                                                  10,127                 11,260
                                                                    ----------------------------------
                                                                    $  50,246               $ 58,195
                                                                    ==================================

8. OTHER DEBT OBLIGATIONS

Other debt obligations consist of the following:

                                                                    MARCH 29,               MARCH 28,
                                                                      2002                    2003
                                                                    ----------------------------------
                                                                               (in thousands)
Economic development revenue bonds;
interest payable monthly at 7.54%; monthly
interest and principal payments of $31,393 through
January 2006 with final payment of
$2,002,040 in February 2006                                         $   2,742               $  2,567
                                                                    ==================================

The revenue bonds require the maintenance of certain financial statement ratios, prohibit the payment of dividends and are collateralized by certain fixed assets having a carrying value as of March 28, 2003 of $4,842,000.

Scheduled maturities of other debt obligations are as follows (in thousands):

FISCAL YEAR                            AMOUNT
-----------                            ------
   2004                                $   190
   2005                                    204
   2006                                  2,173
                                       -------
                                       $ 2,567
                                       =======

The carrying value of the Company's other debt obligations approximates their fair value.

9. INCOME TAXES

Income tax expense for fiscal years 2001, 2002 and 2003 is as follows:

                                                    MARCH 30,            MARCH 29,             MARCH 28,
                                                      2001                 2002                  2003
                                                    ----------------------------------------------------
                                                                        (in thousands)
Current
   Federal                                          $  14,687            $  11,566             $    433
   State                                                1,440                  911                  420

Deferred                                               (2,093)                (999)               1,055
                                                    ----------------------------------------------------
Total income tax expense                            $  14,034            $  11,478             $  1,908
                                                    ====================================================

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

Significant components of deferred tax assets and liabilities are as follows:

                                                             MARCH 29,                MARCH 28,
                                                               2002                      2003
                                                             -----------------------------------
                                                                      (in thousands)
Deferred tax assets
    Warranty reserves                                        $     985                $     196
    Accrued liabilities                                          4,901                    5,155
    Inventory                                                    1,813                    2,310
    Unrecognized income                                          2,564                      532
    Property and equipment                                       2,489                    2,875
    Other                                                        1,186                    2,617
                                                             -----------------------------------
       Total deferred tax assets                                13,938                   13,685

Deferred tax liabilities
    Tax benefits purchased                                       1,834                    1,313
    Other                                                        2,552                    3,825
                                                             -----------------------------------
       Total deferred tax liabilities                            4,386                    5,138
                                                             -----------------------------------
Net deferred income tax assets                               $   9,552                $   8,547
                                                             ===================================

Tax benefits purchased are investments in Safe Harbor lease agreements that are carried net of tax benefits realized. The balance will be amortized over the remaining term of the related lease.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons:

                                                      MARCH 30,               MARCH 29,              MARCH 28,
                                                         2001                   2002                    2003
                                                      ---------------------------------------------------------
                                                                           (in thousands)
Tax at statutory rate                                 $  12,567               $  10,824              $   1,795
Increases (decreases)
     State taxes - net of federal tax benefit               939                     592                    273
     Goodwill amortization                                1,016                       -                      -
     Tax exempt interest                                   (162)                   (110)                   (84)
     Other                                                 (326)                    172                    (76)
                                                      ---------------------------------------------------------
Income tax expense                                    $  14,034               $  11,478              $   1,908
                                                      =========================================================
Effective tax rate                                         39.1%                   37.1%                  37.2%
                                                      =========================================================

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

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

11. LONG-TERM INCENTIVE PLAN

Effective March 29, 1999, the Board of Directors approved the Fiscal Year 2000 Long-Term Incentive Plan (the "Plan") whereby certain key associates received awards of restricted common stock. The Company's Chairman and President/CEO do not participate in the Plan. Shares awarded under the Plan are either purchased by the Company in the open market or transferred from the Company's treasury stock account. These restricted stock awards give the associate the right to receive a specific number of shares of common stock contingent upon remaining an associate of the Company for a specified period. Effective April 3, 2000, April 2, 2001 and April 1, 2002, the Board of Directors approved the Fiscal Year 2001 Long-Term Incentive Plan (the "2001 Plan"), the Fiscal Year 2002 Long-Term Incentive Plan (the "2002 Plan") and the Fiscal Year 2003 Long-Term Incentive Plan (the "2003 Plan"), respectively. The 2001 Plan, 2002 Plan and the 2003 Plan have substantially the same terms as the Plan.

The unamortized cost of the common stock acquired by the Company for the participants in the plans is reflected as "Unearned Compensation" in the accompanying Consolidated Balance Sheets. The plans are administered by a committee authorized by the Board of Directors.

12. EMPLOYEE PLAN

The Company sponsors an employee savings plan (the "401k Plan") that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 15% of eligible compensation to the 401k Plan. The Company matches 50% of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $1,387,000, $1,627,000 and $1,631,000 in fiscal years 2001, 2002 and 2003, respectively.

13. COMMITMENTS AND CONTINGENCIES

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 28, 2003, are as follows (in thousands):

FISCAL YEAR                            AMOUNT
-----------                            ------
   2004                                $ 5,449
   2005                                  3,078
   2006                                  2,359
   2007                                  1,761
   2008 and thereafter                   9,116
                                      --------
                                      $ 21,763
                                      ========

Rent expense (net of sublease income) was $8,991,000, $8,617,000 and $8,124,000 for fiscal years 2001, 2002 and 2003, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 28, 2003, the Company estimates that its potential obligations under all repurchase agreements were approximately $10.4 million. However, it is management's opinion that no material loss will occur from the repurchase agreements. During fiscal years 2001, 2002 and 2003, net expenses incurred by the Company under these repurchase agreements totaled $132,000, $212,000 and $69,000, respectively.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

14. OTHER INCOME

During fiscal years 2001, 2002 and 2003, the Company recorded interest income of $5,247,000, $3,823,000 and $1,700,000 respectively and other income, primarily income earned on a real estate investment in fiscal 2002 and 2003 and earnings in the Company's limited partnership, BSM, partially offset by a loss on short-term investments in fiscal 2003, of $2,032,000, $2,627,000 and $3,174,000, respectively.

15. BUSINESS SEGMENT INFORMATION

In the previous fiscal years, the Company reported two business segments - a "housing segment" which combined the retail and manufacturing operations and a "financial services" segment which combined the insurance and finance operations. The Company operates nationwide through vertically integrated operations, encompassing manufactured housing, modular housing, chattel and mortgage bank financing, as well as insurance. During the current fiscal year, the Company further increased both its finance and home product offerings through both business acquisition and internal development and expansion. As a result, the Company's various operating units have continued to become more interrelated, interdependent and synergistic. In fiscal 2003, 82% of homes manufactured by the Company were sold through Company-owned retail superstores and 100% of loans originated and held for investment by the Company's CountryPlace Mortgage, Ltd. subsidiary related to the retail sale of the Company's manufactured homes. Accordingly, the Company's chief operating decision makers primarily review business and operating data for purposes of assessing performance, making operating decisions and allocating resources on an enterprise-wide basis. Therefore, the Company is presenting its financial statements on an enterprise-wide basis and prior year segment data has been reclassified to conform to the current year presentation.

16. ACCRUED PRODUCT WARRANTY OBLIGATIONS

The following table summarizes the changes in accrued product warranty obligations during the last three years. A portion of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet.

                                                        ACCRUED WARRANTY
                                                           OBLIGATION
                                                        ----------------
                                                         (in thousands)
Reserves at March 29, 2000                                $     8,736
       Net warranty expense provided                           21,058
       Cash warranty payments                                 (21,611)
                                                          -----------

Reserves at March 30, 2001                                      8,183
       Net warranty expense provided                           16,182
       Cash warranty payments                                 (17,782)
                                                          -----------

Reserves at March 29, 2002                                      6,583
       Net warranty expense provided                           11,445
       Cash warranty payments                                 (13,895)
                                                          -----------

Reserves at March 28, 2003                                $     4,133
                                                          ===========

                    PALM HARBOR HOMES, INC. AND SUBSIDIARIES

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2002 and 2003.

                                                    FIRST         SECOND        THIRD         FOURTH
                                                   QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                                                ----------------------------------------------------------------------
                                                                (in thousands, except per share data)
FISCAL YEAR ENDED
MARCH 29, 2002
    Net sales                                     $ 172,560     $ 173,378     $ 158,787      $ 122,685     $ 627,380
    Gross profit                                     51,939        55,560        49,803         43,722       201,024
    Income from operations                           11,010        11,617         8,195          2,031        32,853
    Net income (loss)                                 5,777         6,676         5,173          1,822        19,448
    Earnings per share - basic and diluted        $    0.25     $    0.29     $    0.23      $    0.08     $    0.85

FISCAL YEAR ENDED
MARCH 28, 2003
    Net sales                                     $ 138,459     $ 149,612     $ 148,974      $ 136,085     $ 573,130
    Gross profit                                     39,539        44,327        42,920         37,619       164,405
    Income (loss) from operations                      (935)        3,269         4,758           (161)        6,931
    Net income (loss)                                (1,307)        1,612         2,733            183         3,221
    Earnings (loss) per share - basic and
       diluted                                    $   (0.06)    $    0.07     $    0.12      $    0.01     $    0.14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Information with respect to the Company's Board of Directors and executive officers is incorporated by reference from pages 7 through 9 of the Company's definitive Proxy Statement filed with the SEC on June 9, 2003 in connection with the Annual Meeting of Shareholders to be held July 23, 2003.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated by reference from pages 9 through 11 of The Company's definitive Proxy Statement filed with the SEC on June 9, 2003 in connection with the Annual Meeting of Shareholders to be held July 23, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from pages 6 and 7 of the Company's definitive Proxy Statement filed with the SEC on June 9, 2003 in connection with the Annual Meeting of Shareholders to be held July 23, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      (1)      Financial Statements

                  The Company's Consolidated Financial Statements for the year ended March 28, 2003 are included on pages 21 through 37 of this report.

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

  10.4        Amended and Restated Amendment to Compensation Agreement between the Company and Lee
              Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-97676).

 *21.1        List of Subsidiaries.

 *23.1        Consent of Ernst & Young LLP.

  24.1        Power of Attorney (included on the signature page of the Report).

 *99.1        Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener

 *99.2        Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

 *99.3        Financial Statements of BSM Financial, L. P.

-------------
* Filed herewith

         (b)      None.
         (c)      See Item 14(a)(3) above.
         (d)      None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on June 6, 2003.

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

         KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 28, 2003 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

               SIGNATURES                                      TITLE                               DATE
               ----------                                      -----                               ----
/s/ Lee Posey                             Chairman of the Board and Director                   June 6, 2003
-------------------------------------     (Principal Executive Officer)
Lee Posey

/s/ Larry Keener                          Chief Executive Officer,                             June 6, 2003
-------------------------------------     President and Director
Larry Keener

/s/ Kelly Tacke                           Vice President-Finance,                              June 6, 2003
-------------------------------------     Chief Financial Officer and Secretary
Kelly Tacke                               (Principal Financial and Accounting Officer)

/s/  William R. Thomas                    Director                                             June 6, 2003
-------------------------------------
William R. Thomas

/s/ Walter D. Rosenberg, Jr.              Director                                             June 6, 2003
-------------------------------------
Walter D. Rosenberg, Jr.

/s/ Frederick R. Meyer                    Director                                             June 6, 2003
-------------------------------------
Frederick R. Meyer

/s/ John H. Wilson                        Director                                             June 6, 2003
-------------------------------------
John H. Wilson

/s/ A. Gary Shilling                      Director                                             June 6, 2003
-------------------------------------
A. Gary Shilling

/s/ Jerry D. Mallonee                     Director                                             June 6, 2003
-------------------------------------
Jerry D. Mallonee

                                 CERTIFICATIONS

I, Larry H. Keener, certify that:

         1. I have reviewed this annual report on Form 10-K of Palm Harbor Homes, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b.       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

                           c.       presented in the annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003
                                                    By: /s/ Larry H. Keener
                                                        -----------------------
                                                        Larry H. Keener
                                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Kelly Tacke, certify that:

         1. I have reviewed this annual report on Form 10-K of Palm Harbor Homes, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

                           b.       evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

                           c.       presented in the annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 6, 2003
                                      By: /s/ Kelly Tacke
                                          ------------------------------------
                                          Kelly Tacke, Chief Financial Officer
                                          (Chief Financial and Accounting
                                           Officer)

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

  10.4        Amended and Restated Amendment to Compensation Agreement between the Company and Lee
              Posey (Incorporated by reference to Exhibit 10.6 to the Registrant's Registration
              Statement on Form S-1, Registration No. 33-97676).

 *21.1        List of Subsidiaries.

 *23.1        Consent of Ernst & Young LLP.

  24.1        Power of Attorney (included on the signature page of the Report).

 *99.1        Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener

 *99.2        Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

 *99.3        Financial Statements of BSM Financial, L.P.

----
* Filed herewith