Form 10-Q
period 2003-06-27
PALM HARBOR HOMES INC /FL/
filed 2003-08-06
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

Shares of common stock $.01 par value, outstanding on August 4, 2003 -- 22,856,788.

                             PALM HARBOR HOMES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     JUNE 27,         MARCH 28,
                                                      2003              2003
                                                    ---------         ---------
                                                   (Unaudited)
ASSETS
     Cash and cash equivalents                      $  39,730         $  45,592
     Restricted cash                                    4,281             4,484
     Investments                                       21,657            23,987
     Trade receivables                                 62,090            66,151
     Loans held for investment, net                    48,004            32,135
     Inventories                                      110,040           115,753
     Prepaid expenses and other assets                 25,790            23,499
     Property, plant and equipment, net                89,492            92,887
     Goodwill                                          78,506            78,079
                                                    ---------         ---------
TOTAL ASSETS                                        $ 479,590         $ 482,567
                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                               $  26,792         $  32,059
     Accrued liabilities                               61,791            58,195
     Floor plan payable                                99,873           114,437
     Warehouse revolving debt                          27,195            15,135
     Other debt obligations                             2,520             2,567
                                                    ---------         ---------
        Total liabilities                             218,171           222,393

     Commitments and contingencies

     Shareholders' equity:
        Common stock, $.01 par value                      239               239
        Additional paid-in capital                     54,149            54,149
        Retained earnings                             224,391           223,580
                                                    ---------         ---------
                                                      278,779           277,968
        Less treasury shares                          (15,701)          (15,657)
        Unearned compensation                          (1,659)           (2,137)
                                                    ---------         ---------
           Total shareholders' equity                 261,419           260,174
                                                    ---------         ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 479,590         $ 482,567
                                                    =========         =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                        THREE MONTHS ENDED
                                                     JUNE 27,          JUNE 28,
                                                       2003              2002
                                                    ---------         ---------
Net sales                                           $ 155,899         $ 138,459
Cost of sales                                         115,522            98,920
Selling, general and administrative expenses           40,295            40,474
                                                    ---------         ---------
Income (loss) from operations                              82              (935)

Interest expense                                       (1,691)           (1,711)
Other income                                            2,944               564
                                                    ---------         ---------

Income (loss) before income taxes                       1,335            (2,082)

Income tax (expense) benefit                             (523)              775
                                                    ---------         ---------

Net income (loss)                                   $     812         $  (1,307)
                                                    =========         =========
Net income (loss) per common share -
   basic and diluted                                $    0.04         $   (0.06)
                                                    =========         =========
Weighted average common
   shares outstanding - basic and diluted              22,859            22,949
                                                    =========         =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                   JUNE 27,         JUNE 28,
                                                                     2003             2002
                                                                   --------         --------
OPERATING ACTIVITIES
Net income (loss)                                                  $    812         $ (1,307)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
          Depreciation and amortization                               3,768            3,248
          Provision for credit losses                                   991               --
          Deferred income taxes                                          --             (528)
          Loss (gain) on disposition of assets                         (132)             228
          Gain on investments                                          (109)              --
          Provision for long-term incentive plan                        434              741
          Equity earnings in limited partnership                     (2,358)             (94)
          Changes in operating assets and liabilities:
              Restricted cash                                           203               --
              Trade receivables                                       3,444           (6,958)
              Inventories                                             5,713            5,376
              Prepaid expenses and other assets                        (123)             576
              Accounts payable and accrued expenses                  (1,674)          (1,013)
                                                                   --------         --------
     Cash provided by operations                                     10,969              269
Loans originated                                                         --          (18,051)
Sale of loans                                                            --           18,516
                                                                   --------         --------
Net cash provided by operating activities                            10,969              734

INVESTING ACTIVITIES
Business acquired, net of cash acquired                                  --          (31,329)
Investment in limited partnership                                        --           (3,000)
Loans held for investment                                           (18,652)              --
Principal payments on loans held for investment                       1,348               --
Purchases of property, plant and equipment, net of proceeds
   from disposition                                                     (32)          (2,381)
Purchases of investments                                             (1,845)          (2,233)
Sales of investments                                                  4,901            1,980
                                                                   --------         --------
Net cash used in investing activities                               (14,280)         (36,963)

FINANCING ACTIVITIES
Net payments on floor plan payable                                  (14,564)          (1,596)
Net proceeds from warehouse revolving debt                           12,060               --
Principal payments on other debt obligations                            (47)             (28)
                                                                   --------         --------
Net cash used in financing activities                                (2,551)          (1,624)

Net decrease in cash and cash equivalents                            (5,862)         (37,853)
Cash and cash equivalents at beginning of period                     45,592           69,197
                                                                   --------         --------
Cash and cash equivalents at end of period                         $ 39,730         $ 31,344
                                                                   ========         ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $  1,314         $  1,457
    Income taxes                                                         62              260


See accompanying notes.

                             PALM HARBOR HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair and accurate presentation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 28, 2003. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

         As discussed in the audited financial statements for the year ended March 28, 2003, the Company adopted an accounting policy to no longer present a classified balance sheet. As a result, certain prior period amounts have been reclassified to conform to the current period presentation.

2.       Acquisitions/Investments

         On June 7, 2002, the Company acquired Nationwide Custom Homes ("Nationwide"), a manufacturer and marketer of modular homes, for $32.5 million in cash. The acquisition was accounted for using the purchase method of accounting. The final purchase price allocation as of June 27, 2003 resulted in approximately $25 million of goodwill related to the acquisition. Due to final transaction costs and normal purchase accounting finalization, goodwill increased $0.4 million during the first quarter.

         In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. ("BSM"), which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for the three month periods ending June 27, 2003 and June 28, 2002 (in thousands):

                              THREE MONTHS ENDED
                            JUNE 27,       JUNE 28,
                              2003           2002
                            -------        -------
Revenues                    $25,129        $ 2,791
Net income                    4,717            186

3.       Inventories

         Inventories consist of the following (in thousands):

                                                JUNE 27,        MARCH 28,
                                                  2003            2003
                                                --------        --------
Raw materials                                   $  7,476        $  7,779
Work in process                                    4,366           4,493
Finished goods - factory-built                     2,773           2,337
Finished goods - retail                           95,425         101,144
                                                --------        --------
                                                $110,040        $115,753
                                                ========        ========

                             PALM HARBOR HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

4.       Floor Plan Payable

         In March 2003, the Company executed a $100.0 million syndicated floor plan facility with a financial institution. The advance rate for this facility is 90% of manufacturer's invoice. On March 19, 2006, $65 million of this facility will expire and the remaining $35 million will expire via orderly liquidations by the end of September 2003. The Company is continuing to explore its options to replace the $35 million portion of the facility. During the quarter ended June 27, 2003, the Company used $14.6 million of its cash to reduce this facility leaving an outstanding balance on the portion liquidating in September of approximately $20 million. The Company has a second facility with another financial institution for $10.0 million, which automatically renews each year unless notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the home inventory at the Company's retail superstores and are secured by a portion of its home inventory and receivables from financial institutions. The interest rates on the facilities are prime (4.00% at June 27, 2003) or prime plus 1.0% to 3.0% for aged units, of which the Company has none under its floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of June 27, 2003, the Company was in compliance with its $100.0 million syndicated floor plan facility and had obtained a limited forbearance with respect to a violation of its minimum covenant requirements on its $10.0 million facility. The Company had $99.9 million and $114.4 million outstanding on these floor plan credit facilities at June 27, 2003 and March 28, 2003, respectively.

5.       Warehouse Revolving Debt

         The Company, through its subsidiary CountryPlace Mortgage, Ltd. ("CountryPlace"), has a loan warehouse borrowing facility with a financial institution. This facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.12% at June 27, 2003) plus 1.25%. The facility terminates on March 19, 2004. The facility provides for an advance of 65% against the outstanding principal balance of eligible receivables, as further defined in the warehouse agreement. CountryPlace had outstanding borrowings under this facility of $27.2 million as of June 27, 2003. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. The facility also requires Palm Harbor and CountryPlace to maintain a minimum balance of shareholders' equity. As of June 27, 2003, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. As of June 27, 2003 there had been no losses related to any loans in the portfolio and no such loss funding was required. Additionally, Palm Harbor has entered into an intercompany financing arrangement with CountryPlace that provides for up to $25 million of funding to be used for the growth of CountryPlace's portfolio and operations.

                             PALM HARBOR HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

6.       Commitments and Contingencies

         The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At June 27, 2003, the Company estimates that its potential obligations under all repurchase agreements were approximately $14.5 million. It is management's opinion that no material loss will occur from the repurchase agreements.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

7.       Accrued Product Warranty Obligations

         The Company provides the retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The amount of warranty reserves recorded are estimated future warranty costs relating to homes sold, based upon the Company's assessment of historical experience factors, such as actual number of calls and the average cost per call.

         The following table summarizes the changes in accrued product warranty obligations during the first quarter of fiscal 2004. The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets.

                                                ACCRUED WARRANTY
                                                  OBLIGATION
                                                ----------------
                                                 (in thousands)
Reserves at March 28, 2003                          $ 4,133
       Net warranty expense provided                  3,421
       Cash warranty payments                        (3,394)
                                                    -------

Reserves at June 27, 2003                           $ 4,160
                                                    =======

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         See pages 1 through 6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The manufactured housing industry continues to be impacted by the major challenges that affected previous fiscal years -- limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacity. The tightening of credit standards, which began in mid-1999, has resulted in reduced retail sales levels, declining wholesale shipments and declining margins for most industry participants. Although industry-wide shipments for calendar 2003 through May were down 27% as compared to the prior year, our shipments declined only 7%.

Despite these difficult conditions, we have not closed any manufacturing facilities and our number of Company-owned retail superstores has slightly increased to 153. In addition, we operated profitably during the first quarter of fiscal 2004. We continued to tightly manage receivables and new home inventory per retail superstore, which has declined 6% since the beginning of our fiscal year and over 20% since the first quarter of fiscal 2003. Floor plan payable per retail superstore has declined 13% since the beginning of the fiscal year and over 25% compared to a year ago.

During the first quarter of fiscal 2004, we have continued executing our strategy of expanding our consumer financing capabilities through our finance subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), and our 50% limited partnership in BSM Financial L.P. ("BSM"). CountryPlace is now servicing over $48 million in chattel loans and during the first quarter of fiscal 2004, BSM originated 4,509 conventional mortgage loans worth $603 million, $53 million of which were for Palm Harbor customers. For the quarter, 50% of our retail customers were financed by either CountryPlace or BSM.

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.

                                                      THREE MONTHS ENDED
                                                   JUNE 27,         JUNE 28,
                                                     2003            2002
                                                   --------         --------
Net sales                                            100.0%          100.0%
Cost of sales                                         74.1            71.4
                                                    ------          ------
     Gross profit                                     25.9            28.6
Selling, general and administrative expenses          25.8            29.2
                                                    ------          ------
     Income (loss) from operations                     0.1            (0.6)
Interest expense                                      (1.1)           (1.2)
Other income                                           1.9             0.4
                                                    ------          ------
    Income (loss) before income taxes                  0.9            (1.4)
Income tax (expense) benefit                          (0.4)            0.5
                                                    ------          ------
     Net income (loss)                                 0.5%           (0.9)%
                                                    ======          ======

The following table summarizes certain key sales statistics as of and for the three months ended June 27, 2003 and June 28, 2002.

                                                        THREE MONTHS ENDED
                                                      JUNE 27,       JUNE 28,
                                                        2003           2002
                                                      --------       --------
Homes sold through
     Company-owned retail superstores                   1,683          1,690
Total new factory-built homes sold                      2,270          2,073
Average new home price -- retail                      $65,000        $63,000
Number of retail superstores at
     end of period                                        153            152
Homes sold to independent dealers and builders            403            343

THREE MONTHS ENDED JUNE 27, 2003 COMPARED TO THREE MONTHS ENDED JUNE 28, 2002

       NET SALES. Net sales increased 12.6% to $155.9 million in the first quarter of fiscal 2004 from $138.5 million in the first quarter of fiscal 2003. The increase in net sales was primarily due to modular sales which totaled $15.0 million in fiscal 2004 versus $4.6 million in fiscal 2003. Overall manufactured housing unit volume and the average selling prices increased slightly. The volume of manufactured homes sold through Company-owned retail superstores declined 1.0% while overall manufactured housing unit volume, which includes sales to independent retailers, increased 2.1% in the current quarter. The average selling price of a new manufactured home increased to $65,000 in the first quarter of fiscal 2004 from $63,000 in the first quarter of fiscal 2003. The increase in average selling price resulted from a slight shift in product mix towards multi-section manufactured homes to 94% of our manufactured homes sold in the first quarter of fiscal 2004 from 91% in the first quarter of fiscal 2003. The number of Company-owned retail superstores increased from 152 at the end of the first quarter of fiscal 2003 to 153 at the end of the first quarter of fiscal 2004.

       GROSS PROFIT. In the quarter ended June 27, 2003, gross profit increased 2.1% to $40.4 million in the first quarter of fiscal 2004 from $39.5 million in the first quarter of fiscal 2003. Gross profit as a percentage of net sales declined to 25.9% from 28.6% in the quarter ended June 28, 2002. This depression in gross profit is the result of planned inventory reductions plus the availability of super discounted repossessions. In addition, Nationwide Custom Homes' ("Nationwide") gross profit is slightly lower than our manufactured housing gross profit due to Nationwide's much lower 25% internalization rate. The manufactured housing internalization rate decreased from 83% in the first quarter of fiscal 2003 to 80% in the first quarter of fiscal 2004.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses decreased to 25.8% in the first quarter of fiscal 2004 from 29.2% in the first quarter of fiscal 2003. Selling, general and administrative expenses decreased from $40.5 million in the quarter ended June 28, 2002 to $40.3 million in the quarter ended June 27, 2003 even with fiscal 2004 including three months of Nationwide's expenses totaling $3.0 million versus one month totaling $0.6 million in fiscal 2003. This reduction is offset by our continued commitment to building brand awareness via advertising, expenses associated with the expansion of CountryPlace and our investment in training at all levels.

         OTHER INCOME. Other income includes $2.4 million in fiscal 2004 relating to our equity interest in the earnings of our limited partnership, BSM, compared to $0.1 million in fiscal 2003.

         LIQUIDITY AND CAPITAL RESOURCES. In March 2003, we executed a $100.0 million syndicated floor plan facility with a financial institution. The advance rate for this facility is 90% of manufacturer's invoice. On March 19, 2006, $65 million of this facility will expire and the remaining $35 million will expire via orderly liquidations by the end of September 2003. We are continuing to explore our options to replace the $35 million portion of the facility. Current market conditions are such that we believe our best option is to use our cash to pay down this facility. This quarter we used $14.6 million of our cash to reduce this facility leaving an outstanding balance on the portion liquidating in September of approximately $20.0 million. We have a second facility with another financial institution for $10.0 million, which automatically renews each year unless notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the home inventory at our retail superstores and are secured by a portion of our home inventory and receivables from financial institutions. The interest rates on the facilities are prime (4.00% at June 27, 2003) or prime plus 1.0% to 3.0% for aged units, of which we have none under our floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which we must maintain in order to borrow against the facilities. As of June 27, 2003, we were in compliance with our $100.0 million syndicated floor plan facility and had obtained a limited forbearance with respect to a violation of our minimum covenant requirements on our $10.0 million facility. We had $99.9 million and $114.4 million outstanding on these floor plan credit facilities at June 27, 2003 and March 28, 2003, respectively.

         With the recent exit of most of the major industry chattel and non-conforming mortgage lenders, we are expanding CountryPlace from being an originator of loans into a securitizer and servicer of loans as well. CountryPlace has entered into an agreement with a financial institution for a $125 million warehouse facility to fund chattel loans originated by company-owned retail superstores. This facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.12% at June 27, 2003) plus 1.25%. The facility terminates on March 19, 2004. The facility provides for an advance of 65% against the outstanding principal balance of eligible receivables as further defined in the warehouse agreement. CountryPlace had outstanding borrowings under this facility of $27.2 million as of June 27, 2003. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. The facility also requires Palm Harbor and CountryPlace to maintain a minimum balance of shareholders' equity. As of June 27, 2003, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. As of June 27, 2003 there had been no losses related to any loans in the portfolio and no such loss funding was required. Additionally, Palm Harbor has entered into an intercompany financing arrangement with CountryPlace that provides for up to $25 million of funding to be used for the growth of CountryPlace's portfolio and operations.

         CountryPlace currently intends to originate and hold loans for investment on a long-term basis. CountryPlace intends to securitize its loan portfolio on a routine basis. While the Company believes it will be able to obtain additional liquidity through the securitization of such loans, no assurances can be made that we will successfully complete securitization transactions on acceptable terms and conditions, if at all.

       Our management believes that cash flow from operations, together with floor plan financing and other available borrowing alternatives in addition to the warehouse facility, will be adequate to support our working capital, currently planned capital expenditure needs and expansion of CountryPlace in the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset backed securitizations and other factors beyond our control, no assurances can be given in this regard.

FORWARD-LOOKING INFORMATION/RISK FACTORS

       Certain statements contained in this quarterly report are forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. Investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from these expressed in or implied by such statements. These risks include such assumptions, risks, uncertainties and factors associated with the following:

         o AVAILABILITY OF RETAIL FINANCING. Since mid-1999, loans to purchase manufactured houses have been subjected to elevated credit standards, resulting in reduced lending volumes and consequently reduced sales in the manufactured housing industry. A further tightening of credit standards by chattel or mortgage lenders may cause us to experience significant sales declines.

         o AVAILABILITY OF WHOLESALE FINANCING. Several floor plan lenders have chosen to exit the manufactured housing business, thereby reducing the amount of credit available to industry retailers. Further reductions in the availability of floor plan lending may affect our inventory levels of new homes.

         o ABILITY TO SECURITIZE OR FUND LOANS. CountryPlace originates chattel and non-conforming land home mortgage loans that are funded with proceeds from its warehouse borrowing facility borrowings from us. CountryPlace intends to enter into asset-backed securitization transactions to obtain longer term funding for these loan purchases. The proceeds from these securitizations will be used to repay borrowings from the warehouse facility and us, as well as to purchase new loans. The asset-backed securitization market for manufactured housing lenders has continued to deteriorate in the past year in terms of access to the markets as well as pricing and credit enhancement levels. If CountryPlace is unable to securitize its loans on terms that are economical, it will be required to seek other sources of long term funding.

         o ABILITY TO SERVICE NEW LOANS. Although CountryPlace has originated loans since 1995, it has limited loan servicing and collections experience. CountryPlace has implemented new systems to service and collect the portfolio of loans it originates. The management of CountryPlace has industry experience in managing, servicing and collecting a loan portfolio. However, if CountryPlace is not successful in its servicing and collection efforts, the profitability and cash flow from the loan portfolio on its balance sheet could be adversely affected.

         o ABILITY OF CUSTOMERS TO REPAY LOANS. CountryPlace makes loans to borrowers that it believes are creditworthy based on its credit guidelines. These customers may experience adverse employment, financial, or life circumstances that affect their ability to repay their loans. If customers do not repay their loans, the profitability and cash flow from the loan portfolio on its balance sheet could be adversely affected.

         o MANAGEMENT'S ABILITY TO ATTRACT AND RETAIN EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL. We are dependent on the services and performance of our executive officers, including our Chairman of the Board, Lee Posey and our President and Chief Executive Officer, Larry Keener. The loss of the services of two or more of our executive officers could have a material adverse effect upon our business, financial condition and results of operations.

         o CONTROL BY EXISTING SHAREHOLDERS. Approximately 55% of our outstanding Common Stock is beneficially owned or controlled by Mr. Posey, Capital Southwest Corporation and our wholly-owned subsidiary, Capital Southwest Venture Corporation, and William R. Thomas, President of Capital Southwest Corporation. As a result, these shareholders, acting together, will be able to determine the outcome of elections of our directors and thereby control the management of our business.

         o INTEREST RATE RISK. Palm Harbor is exposed to market risks related to fluctuations in interest rates on our variable rate debt and our fixed rate loans receivable balances. A material increase in interest rates could adversely affect Palm Harbor's operating results by increasing interest expense on our variable rate obligations and decreasing the fair value of our loan portfolio.

         o IMPACT OF INFLATION. The past several years have shown a relatively moderate rate of inflation which we have been able to offset through increased selling prices. A material increase in inflation in the future could adversely affect our operating results.

         o COMPETITIVE PRODUCT ADVERTISING, PROMOTIONAL AND PRICING ACTIVITY. There are numerous manufactured housing companies in the industry and many have their own retail distribution systems and consumer finance operations. In addition to competition within the manufactured housing industry, our products also compete with other forms of lower to moderate-cost housing, including site-built homes, apartments, townhouses and condominiums. If we are unable to address this competition, growth of our business could be limited.

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

         o TERRORIST ATTACKS/WAR. Market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 or any future terrorist attacks and actions, including armed conflict by the United States and other governments in reaction thereto may materially adversely affect us.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt, and our fixed rate loans receivable balances. We are not involved in any other market risk sensitive contracts or investments such as interest rate swaps, futures contracts, or other types of derivative financial instruments.

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

There have been no material changes from the information provided in our Form 10-K for the year ended March 28, 2003.

Item 4.  Controls and Procedures

Based on our most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

       Item 1.    Legal Proceedings - Not applicable

       Item 2.    Changes in Securities - Not applicable

       Item 3.    Defaults upon Senior Securities - Not applicable

       Item 4.    Submission on Matters to a Vote by Security Holders

                  a) The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on July 23, 2003.

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

                           Lee Posey
                           Larry H. Keener
                           William R. Thomas
                           Walter D. Rosenberg, Jr.
                           Frederick R. Meyer
                           John H. Wilson
                           A. Gary Shilling
                           Jerry Mallonee

                  c) The tabulation of votes for each Director nominee was as follows:

                           Election of Directors:           For           Withheld
                           Lee Posey                     19,448,713       871,649
                           Larry H. Keener               19,448,713       871,649
                           William R. Thomas             20,235,145        84,659
                           Walter D. Rosenberg, Jr.      20,267,176        52,756
                           Frederick R. Meyer            20,267,176        52,756
                           John H. Wilson                20,267,273        52,659
                           A. Gary Shilling              20,267,273        52,659
                           Jerry Mallonee                20,267,273        52,659

                  d) To appoint Ernst & Young LLP as independent auditors for the year ending March 27, 2004.

                              For                           Withheld                        Abstaining
                          20,305,461                          8,890                            5,581

         Item 5. Other Information - Not applicable

         Item 6. Exhibits and Reports on Form 8-K

                  (a)    Exhibits

                               Exhibit 31.1 - Certificate of Chief Executive
                                  Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

                               Exhibit 31.2 - Certificate of Chief Financial
                                  Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002

                               Exhibit 32.1 - Certificate of Chief Executive
                                  Officer pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002

                               Exhibit 32.2 - Certificate of Chief Financial
                                  Officer pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002

                  (b)    Reports on Form 8-K - Not applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: August 6, 2003                                 Palm Harbor Homes, Inc.
                                                   ---------------------------
                                                         (Registrant)


                                               By: /s/ Kelly Tacke
                                                   ---------------------------
                                                   Kelly Tacke
                                                   Chief Financial and
                                                     Accounting Officer


                                               By: /s/ Lee Posey
                                                   ---------------------------
                                                   Lee Posey
                                                   Chairman of the Board