Form 10-Q
period 2003-09-26
PALM HARBOR HOMES INC /FL/
filed 2003-11-05
CIK 923473

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

Commission file number 0-26188


                             PALM HARBOR HOMES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                             59-1036634
-------------------------------                         ----------------------
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

Shares of common stock $.01 par value, outstanding on October 31, 2003 - 22,859,363.

                             PALM HARBOR HOMES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                        SEPTEMBER 26,          MARCH 28,
                                                            2003                  2003
                                                        -------------          ---------
                                                         (Unaudited)
ASSETS
     Cash and cash equivalents                            $  36,573            $  45,592
     Restricted cash                                          4,279                4,484
     Investments                                             21,316               23,987
     Trade receivables                                       56,618               66,346
     Loans held for investment, net                          65,361               32,135
     Inventories                                            107,953              115,753
     Prepaid expenses and other assets                       25,272               23,499
     Property, plant and equipment, net                      86,732               92,887
     Goodwill                                                78,506               78,079
                                                          ---------            ---------
TOTAL ASSETS                                              $ 482,610            $ 482,762
                                                          =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                     $  32,975            $  32,059
     Accrued liabilities                                     62,119               58,195
     Floor plan payable                                      82,840              114,437
     Warehouse revolving debt                                39,557               15,135
     Other debt obligations                                   2,473                2,567
                                                          ---------            ---------
         Total liabilities                                  219,964              222,393

     Commitments and contingencies

     Shareholders' equity:
         Common stock, $.01 par value                           239                  239
         Additional paid-in capital                          54,149               54,149
         Retained earnings                                  224,907              223,580
         Accumulated other comprehensive income                 378                  195
                                                          ---------            ---------
                                                            279,673              278,163
         Less treasury shares                               (15,714)             (15,657)
         Unearned compensation                               (1,313)              (2,137)
                                                          ---------            ---------
              Total shareholders' equity                    262,646              260,369
                                                          ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 482,610            $ 482,762
                                                          =========            =========


See accompanying notes.

                             PALM HARBOR HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                      SEPTEMBER 26,        SEPTEMBER 27,        SEPTEMBER 26,        SEPTEMBER 27,
                                          2003                 2002                 2003                 2002
                                      -------------        -------------        -------------        -------------
Net sales                               $ 148,547            $ 149,612            $ 304,446            $ 288,071
Cost of sales                             109,413              105,285              224,935              204,205
Selling, general and
  administrative expenses                  39,075               41,058               79,370               81,532
                                        ---------            ---------            ---------            ---------
Income from operations                         59                3,269                  141                2,334

Interest expense                           (1,235)              (1,758)              (2,926)              (3,469)
Other income                                2,052                1,057                4,996                1,621
                                        ---------            ---------            ---------            ---------
Income before income taxes                    876                2,568                2,211                  486

Income tax expense                           (361)                (956)                (884)                (181)
                                        ---------            ---------            ---------            ---------

Net income                              $     515            $   1,612            $   1,327            $     305
                                        =========            =========            =========            =========

Net income per common share -
  basic and diluted                     $    0.02            $    0.07            $    0.06            $    0.01
                                        =========            =========            =========            =========

Weighted average common
  shares outstanding - basic
  and diluted                              22,856               22,939               22,858               22,946
                                        =========            =========            =========            =========


 See accompanying notes.

                             PALM HARBOR HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                 SEPTEMBER 26,            SEPTEMBER 27,
                                                                     2003                     2002
                                                                 -------------            -------------
OPERATING ACTIVITIES
Net income                                                       $       1,327            $         305
       Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation and amortization                                  7,267                    6,867
          Provision for credit losses                                    1,438                       --
          Deferred income taxes                                             --                   (1,012)
          Loss (gain) on disposition of assets                            (646)                     338
          Gain on investments                                             (109)                      --
          Provision for long-term incentive plan                           768                    1,484
          Equity earnings in limited partnership                        (4,146)                    (924)
          Changes in operating assets and liabilities:
              Restricted cash                                              205                       --
              Trade receivables                                          9,728                      (25)
              Inventories                                                7,800                    7,553
              Prepaid expenses and other assets                          2,477                   (2,253)
              Accounts payable and accrued expenses                      4,739                    3,279
                                                                 -------------            -------------
       Cash provided by operations                                      30,848                   15,612
 Loans originated                                                           --                  (40,511)
 Sale of loans                                                              --                   41,262
                                                                 -------------            -------------
 Net cash provided by operating activities                              30,848                   16,363

INVESTING ACTIVITIES
Business acquired, net of cash acquired                                     --                  (31,480)
Investment in limited partnership                                           --                   (3,000)
Loans held for investment                                              (39,254)                      --
Principal payments on loans held for investment                          3,642                       --
Purchases of property, plant and equipment, net of
   proceeds from disposition                                               (48)                  (4,391)
Purchases of investments                                                (3,589)                  (2,172)
Sales of investments                                                     6,651                    6,197
                                                                 -------------            -------------
Net cash used in investing activities                                  (32,598)                 (34,846)

FINANCING ACTIVITIES
Net payments on floor plan payable                                     (31,597)                  (7,147)
Net proceeds from warehouse revolving debt                              24,422                       --
Principal payments on other debt obligations                               (94)                     (86)
                                                                 -------------            -------------
Net cash used in financing activities                                   (7,269)                  (7,233)

Net decrease in cash and cash equivalents                               (9,019)                 (25,716)
Cash and cash equivalents at beginning of period                        45,592                   69,197
                                                                 -------------            -------------
Cash and cash equivalents at end of period                       $      36,573            $      43,481
                                                                 =============            =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                     $       2,408            $       3,260
    Income taxes                                                            51                      298


 See accompanying notes.

                             PALM HARBOR HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with Generally Accepted Accounting Principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 28, 2003. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

         The balance sheet at March 28, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

         As discussed in the audited financial statements for the year ended March 28, 2003, the Company adopted an accounting policy to present a non-classified balance sheet. As a result, certain prior period amounts have been reclassified to conform to the current period presentation.

2.       Acquisitions/Investments

         On June 7, 2002, the Company acquired Nationwide Custom Homes ("Nationwide"), a manufacturer and marketer of modular homes, for $32.5 million in cash. The acquisition was accounted for using the purchase method of accounting. The final purchase price allocation resulted in approximately $25 million of goodwill related to the acquisition. Due to final transaction costs and normal purchase accounting finalization, goodwill increased $0.4 million during the first quarter of fiscal 2004.

         In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. ("BSM") which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for the three and six month periods ending September 26, 2003 and September 27, 2002 (in thousands):

                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                           ------------------------------     --------------------------------
                           SEPTEMBER 26,    SEPTEMBER 27,     SEPTEMBER 26,      SEPTEMBER 27,
                               2003              2002              2003              2002
                           -------------    -------------     -------------      -------------
        Revenues             $16,477           $10,802           $33,493           $13,593
        Net income             3,578             1,656             8,295             1,842

3.       Inventories

         Inventories consist of the following (in thousands):

                                       SEPTEMBER 26,        MARCH 28,
                                           2003               2003
                                       -------------        ---------
Raw materials                            $  9,009           $  7,779
Work in process                             4,610              4,493
Finished goods - factory-built              2,702              2,337
Finished goods - retail                    91,632            101,144
                                         --------           --------
                                         $107,953           $115,753
                                         ========           ========

                             PALM HARBOR HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

4.       Floor Plan Payable

         In March 2003, the Company executed an agreement with a financial institution for a $100.0 million syndicated floor plan facility which consisted of $35.0 million expiring via orderly liquidations by the end of September 2003 and the remaining $65.0 million expiring March 19, 2006. During the quarter ended September 26, 2003, the Company paid off the portion of the facility which expired in September and increased the remaining $65.0 million facility to $75.0 million. In addition, the Company has received commitments from financial institutions to increase the facility by another $10.0 million. The advance rate for this facility is 90% of manufacturer's invoice. The Company has a second facility with another financial institution for $10.0 million, which automatically renews each year unless notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the new home inventory at the Company's retail superstores and are secured by a portion of its new home inventory and receivables from financial institutions. The interest rates on the facilities are prime (4.00% at September 26, 2003) or prime plus 1.0% to 3.0% for aged units, of which the Company has none under its floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of September 26, 2003, the Company was in compliance with these provisions; however, no assurances can be made as to whether the Company will be in compliance with these provisions in future periods. In the event the Company is not in compliance with these provisions in future periods, the Company would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $82.8 million and $114.4 million outstanding on these floor plan credit facilities at September 26, 2003 and March 28, 2003, respectively.

5.       Warehouse Revolving Debt

         The Company, through its subsidiary CountryPlace Mortgage, Ltd. ("CountryPlace"), has a loan warehouse borrowing facility with a financial institution. This facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.12% at September 26, 2003) plus 1.25%. The facility terminates on March 19, 2004; however, the Company intends to renew or obtain a similar facility prior to the termination date. The facility provides for an advance of 65% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. CountryPlace had outstanding borrowings under this facility of $39.6 million as of September 26, 2003. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. The facility also requires Palm Harbor and CountryPlace to maintain a minimum balance of shareholders' equity. As of September 26, 2003, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. As of September 26, 2003, no such loss funding was required to be made to CountryPlace. Additionally, Palm Harbor has entered into an intercompany financing arrangement with CountryPlace that provides for up to $25 million of funding to be used for the growth of CountryPlace's portfolio and operations.

6.       Commitments and Contingencies

         The Company is contingently liable under the terms of repurchase agreements covering independent retailers' floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At September 26, 2003, the Company estimates that its potential obligations under all repurchase agreements were approximately $11.2 million. It is management's opinion that no material loss will occur from the repurchase agreements.

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations, or cash flows of the Company.

                             PALM HARBOR HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


7.       Accrued Product Warranty Obligations

         The Company provides the retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The amount of warranty reserves recorded are estimated future warranty costs relating to homes sold, based upon the Company's assessment of historical experience factors, such as actual number of warranty calls and the average cost per warranty call.

         The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the six months ended September 26, 2003 and September 27, 2002 (in thousands):

                                                      SEPTEMBER 26,     SEPTEMBER 27,
                                                          2003               2002
                                                      -------------     -------------
         Beginning accrued warranty balance             $ 4,133            $ 6,583
                Net warranty expense provided             6,390              6,385
                Cash warranty payments                   (6,534)            (6,992)
                                                        -------            -------

         Ending accrued warranty balance                $ 3,989            $ 5,976
                                                        =======            =======

PART I.  Financial Information

Item 1.  Financial Statements

See pages 1 through 6.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The manufactured housing industry continues to be impacted by the major challenges that affected previous fiscal years - limited retail and wholesale financing availability, continued high levels of repossessions, excessive retail inventory levels and manufacturing capacity. The tightening of credit standards, which began in mid-1999, has resulted in reduced retail sales, declining wholesale shipments and declining margins for most industry participants. Although industry-wide shipments for calendar 2003 through August were down 25% as compared to the prior year, our shipments declined only 6%.

Despite these difficult conditions, we have not closed any manufacturing facilities and our number of Company-owned retail superstores has remained constant at 152. In addition, we operated profitably during the first six months of fiscal 2004. We continued to tightly manage receivables and new home inventory per retail superstore, which has declined 13% since the beginning of our fiscal year and over 21% since the second quarter of fiscal 2003. Floor plan payable per retail superstore has declined 27% since the beginning of the fiscal year and over 35% compared to a year ago.

During the first six months of fiscal 2004, we stayed focus on executing our strategy of expanding our consumer financing capabilities through our finance subsidiary, CountryPlace Mortgage, Ltd. ("CountryPlace"), and our 50% limited partnership in BSM Financial L.P. ("BSM"). CountryPlace is now servicing over $65 million in chattel loans and during the first half of fiscal 2004, BSM originated 4,248 conventional mortgage loans worth $616 million, $31 million of which were for Palm Harbor customers. For the quarter, 40% of our retail customers were financed by either CountryPlace or BSM.

The following table sets forth certain items of the Company's statements of income as a percentage of net sales for the period indicated.

                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                        SEPTEMBER 26,     SEPTEMBER 27,      SEPTEMBER 26,      SEPTEMBER 27,
                                            2003               2002               2003               2002
                                        -------------     -------------      -------------      -------------
 Net sales                                 100.0%             100.0%             100.0%             100.0%
 Cost of sales                              73.7               70.4               73.9               70.9
                                          ------             ------             ------             ------
     Gross profit                           26.3               29.6               26.1               29.1
Selling, general and
  administrative expenses                   26.3               27.4               26.1               28.3
                                          ------             ------             ------             ------
     Income from operations                  0.0                2.2                0.0                0.8
 Interest expense                           (0.9)              (1.2)              (1.0)              (1.2)
 Other income                                1.4                0.7                1.7                0.6
                                          ------             ------             ------             ------
     Income before income taxes              0.5                1.7                0.7                0.2
 Income tax expense                         (0.2)              (0.6)              (0.3)              (0.1)
                                          ------             ------             ------             ------
     Net income                              0.3%               1.1%               0.4%               0.1%
                                          ======             ======             ======             ======

The following table summarizes certain key sales statistics as of and for the three and six months ended September 26, 2003 and September 27, 2002.


                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       SEPTEMBER 26,     SEPTEMBER 27,    SEPTEMBER 26,      SEPTEMBER 27,
                                                            2003              2002             2003              2002
                                                       -------------     -------------    -------------      -------------
Homes sold through
      Company-owned retail superstores                     1,570             1,770             3,253             3,460
Homes sold to independent dealers and builders               614               526             1,201               909
Total new factory-built homes sold                         2,184             2,296             4,454             4,369
Average new home price - retail                          $66,000           $62,000           $66,000           $63,000
Number of retail superstores at
      end of period                                          152               152               152               152
Number of company-owned builder locations                      5                 5                 5                 5

THREE MONTHS ENDED SEPTEMBER 26, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 27, 2002

       NET SALES. Net sales decreased 0.7% to $148.5 million in the second quarter of fiscal 2004 from $149.6 million in the second quarter of fiscal 2003. The decrease in net sales is primarily due to the contraction of retail financing in the manufactured housing industry partially offset by an increase in modular sales. The volume of manufactured homes sold through Company-owned retail superstores declined 11.9% while overall manufactured housing unit volume, which includes sales to independent retailers, declined 7.8% in the current quarter. This decline in manufactured housing volume is partially offset by an increase in the average selling price of a new home to $66,000 in the second quarter of fiscal 2004 versus $62,000 in the second quarter of fiscal 2003. Modular unit sales increased 24.2% during the current quarter partially offset by a 2.6% decrease in the average selling price to the consumer. The number of superstores was 152 at the end of the second quarter of fiscal 2003 and 2004.

       GROSS PROFIT. In the quarter ended September 26, 2003, gross profit as a percentage of net sales declined to 26.3%, or $39.1 million, from 29.6%, or $44.3 million, in the quarter ended September 27, 2002. This decrease in gross profit is the result of a high level of repossessions being sold at discounted prices, increasing lumber and gypsum prices and an increase in Nationwide Custom Homes' ("Nationwide") sales volume. Nationwide's gross profit percentage is slightly lower than our manufactured housing gross profit percentage due to Nationwide's much lower 14% internalization rate. The internalization rate, including modular, decreased from 77% in the second quarter of fiscal 2003 to 72% in the second quarter of fiscal 2004.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses decreased to 26.3% in the second quarter of fiscal 2004 from 27.4% in the second quarter of fiscal 2003. Selling, general and administrative expenses decreased slightly from $41.1 million in the quarter ended September 27, 2002 to $39.1 million in the quarter ended September 26, 2003. This reduction reflects Palm Harbor's focus on reducing fixed costs somewhat offset by our continued commitment to building brand awareness via advertising, expenses associated with the expansion of CountryPlace and our investment in training at all levels.

       INTEREST EXPENSE. Interest expense decreased 29.7% to $1.2 million in the second quarter of fiscal 2004 from $1.8 million in the second quarter of fiscal 2003. This decrease was primarily due to a significant decline in the floor plan liability coupled with a decrease in the prime interest rate from 4.75% in fiscal 2003 to 4.00% in fiscal 2004.

       OTHER INCOME. Other income includes $1.8 million in fiscal 2004 relating to our equity interest in the earnings of our limited partnership, BSM, compared to $0.8 million in fiscal 2003.

SIX MONTHS ENDED SEPTEMBER 26, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 2002

        NET SALES. Net sales increased 6% to $304.4 million in the first six months of fiscal 2004 from $288.1 million in the first six months of fiscal 2003. The increase in net sales was primarily due to modular sales which totaled $34.3 million in fiscal 2004 versus $21.3 million in fiscal 2003 somewhat offset by a decrease in overall manufactured housing unit volume. The volume of manufactured homes sold through Company-owned retail superstores declined 6.5% while overall manufactured housing unit volume, which includes sales to independent retailers, decreased 2.9% in fiscal 2004. The average selling price of a new manufactured home increased to $66,000 in the first six months of fiscal 2004 from $63,000 in the first six months of fiscal 2003. The increase in average selling price resulted from a slight shift in product mix towards multi-section manufactured homes to 93% of our manufactured homes sold in the first six months of fiscal 2004 from 90% in the first six months of fiscal 2003. The number of superstores was 152 at both September 27, 2002 and September 26, 2003.

        GROSS PROFIT. For the six months ended September 26, 2003, gross profit as a percentage of net sales declined to 26.1% from 29.1% in the six months ended September 27, 2002. Gross profit decreased 5.2% to $79.5 million in the first six months of fiscal 2003 from $83.9 million in the first six months of fiscal 2002. This decrease is the result of a decline in unit volume caused by the reduction of retail financing in the manufactured housing industry and Nationwide's gross profit being slightly lower than our manufactured housing gross profit due to Nationwide's much lower 12% internalization rate. The percentage of homes, including modular, sold through Company-owned retail superstores decreased from 79% in the first six months of fiscal 2003 to 73% in the first six months of fiscal 2004.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses decreased to 26.1% in the first six months of fiscal 2004 from 28.3% in the first six months of fiscal 2003. Selling, general and administrative expenses decreased from $81.5 million in the six months ended September 27, 2002 to $79.4 million in the six months ended September 26, 2003 even with fiscal 2004 including six months of Nationwide's expenses totaling $4.9 million versus four months totaling $3.2 in fiscal 2003. This reduction reflects Palm harbor's focus on reducing fixed costs somewhat offset by our continued commitment to building brand awareness via advertising, expenses associated with the expansion of CountryPlace and our investment in training at all levels.

        INTEREST EXPENSE. Interest expense decreased 15.7% to $2.9 million for the six months ended September 26, 2003 from $3.5 million for the six months ended September 27, 2002. This decrease was primarily due to a significant decline in the floor plan liability coupled with a decrease in the prime interest rate from 4.75% in the first six months of fiscal 2003 to 4.00% in the first six months of fiscal 2004.

       OTHER INCOME. Other income includes $4.2 million in fiscal 2004 relating to our equity interest in the earnings of our limited partnership, BSM, compared to $0.9 million in fiscal 2003.

       LIQUIDITY AND CAPITAL RESOURCES. In March 2003, we executed an agreement with a financial institution for a $100.0 million syndicated floor plan facility which consisted of $35.0 million expiring via orderly liquidations by the end of September 2003 and the remaining $65.0 million expiring March 19, 2006. During the quarter ended September 26, 2003, we paid off the portion of the facility which expired in September and increased the remaining $65.0 million facility to $75.0 million. In addition, we received commitments from financial institutions to increase the facility by another $10.0 million. The advance rate for this facility is 90% of manufacturer's invoice. We have a second facility with another financial institution for $10.0 million, which automatically renews each year unless notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the new home inventory at our retail superstores and are secured by a portion of our new home inventory and receivables from financial institutions. The interest rates on the facilities are prime (4.0% at September 26, 2003) or prime plus 1.0% to 3.0% for aged units, of which we have none under our floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which we must maintain in order to borrow against the facilities. As of September 26, 2003, we were in compliance with these provisions; however, no assurances can be made as to whether we will be in compliance with these provisions in future periods. In the event we are not in compliance with these provisions in future periods, we would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $82.8 million and $114.4 million outstanding on these floor plan credit facilities at September 26, 2003 and March 28, 2003, respectively.

       With the exit of most of the major industry chattel and non-conforming mortgage lenders, we are expanding CountryPlace from being an originator of loans into a securitizer and servicer of loans as well. CountryPlace has entered into an agreement with a financial institution for a $125 million warehouse facility to fund chattel loans originated by company-owned retail superstores. This facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.12% at September 26, 2003) plus 1.25%. The facility terminates on March 19, 2004; however, we plan to renew or obtain a similar facility prior to the termination date. The facility provides for an advance of 65% against the outstanding principal balance of eligible receivables as defined in the warehouse agreement. CountryPlace had outstanding borrowings under this facility of $39.6 million as of September 26, 2003. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. The facility also requires
Palm Harbor and CountryPlace to maintain a minimum balance of shareholders' equity. As of September 26, 2003, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. As of September 26, 2003, no such loss funding was required to be made to CountryPlace. Additionally, Palm Harbor has entered into an intercompany financing arrangement with CountryPlace that provides for up to $25 million of funding to be used for the growth of CountryPlace's portfolio and operations.

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

         o IMPACT OF INFLATION. The past several years have shown a relatively moderate rate of inflation which we have has been able to offset through increased selling prices. A material increase in inflation in the future could adversely affect our operating results.

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

         o TERRORIST ATTACKS/WAR. Market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 or any future attacks and actions, including armed conflict by the United States and other governments in reaction thereto may materially adversely affect us.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

For variable interest rate obligations, there have been no material changes from the information provided in our form 10-K for the year ended March 28, 2003.

For fixed rate loans receivable, changes in interest rates generally do not change future earnings and cash flows, but do affect the fair market value of the loan portfolio. Assuming CountryPlace's level of loans held for investment as of September 26, 2003 is held constant, a 10% increase in average interest rates would decrease the fair value of our portfolio by approximately $4.5 million.

Item 4. Controls and Procedure

Based on our most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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


Date: November 3, 2003
                                                     Palm Harbor Homes, Inc.
                                                     -----------------------
                                                          (Registrant)

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