Form 10-Q
period 2003-12-26
PALM HARBOR HOMES INC /FL/
filed 2004-02-02
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2003

Commission file number 0-26188

PALM HARBOR HOMES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1036634

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15303 Dallas Parkway, Suite 800, Addison, Texas 75001-4600

(Address of principal executive offices) (Zip code)

972-991-2422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☒      No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒      No ☐.

Indicate the number of shares outstanding of each of the issuer’ s classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on January 30, 2004 - 22,858,081.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 26,	March 28,
	2003	2003

	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$14,959	$45,592
Restricted cash	4,921	4,484
Investments	21,120	23,987
Trade receivables	56,271	66,346
Loans held for investment, net	84,113	32,135
Inventories	104,965	115,753
Prepaid expenses and other assets	21,863	23,499
Property, plant and equipment, net	84,945	92,887
Goodwill	78,506	78,079

Total assets	$471,663	$482,762

Liabilities and shareholders’ equity
Accounts payable	$27,376	$32,059
Accrued liabilities	53,448	58,195
Floor plan payable	77,626	114,437
Warehouse revolving debt	51,720	15,135
Other debt obligations	2,425	2,567

Total liabilities	212,595	222,393
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	220,775	223,580
Accumulated other comprehensive income	527	195

	275,690	278,163
Less treasury shares	(15,699)	(15,657)
Unearned compensation	(923)	(2,137)

Total shareholders’ equity	259,068	260,369

Total liabilities and shareholders’ equity	$471,663	$482,762

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	December 26,	December 27,	December 26,	December 27,
	2003	2002	2003	2002

Net sales	$144,215	$148,974	$448,661	$437,045
Cost of sales	107,587	106,054	332,522	310,259
Selling, general and administrative expenses	40,163	38,162	119,533	119,694

Income (loss) from operations	(3,535)	4,758	(3,394)	7,092
Interest expense	(1,202)	(1,723)	(4,128)	(5,192)
Other income (expense)	(2,058)	1,317	2,938	2,938

Income (loss) before income taxes	(6,795)	4,352	(4,584)	4,838
Income tax benefit (expense)	2,663	(1,619)	1,779	(1,800)

Net income (loss)	$(4,132)	$2,733	$(2,805)	$3,038

Net income (loss) per common share — basic and diluted	$(0.18)	$0.12	$(0.12)	$0.13

Weighted average common shares outstanding — basic and diluted	22,859	22,913	22,858	22,933

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended

	December 26,	December 27,
	2003	2002

Operating Activities
Net income (loss)	$(2,805)	$3,038
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,858	10,485
Provision for credit losses	1,750	—
Deferred income taxes	—	(1,500)
Loss (gain) on disposition of assets	(514)	364
Loss (gain) on investments	(115)	536
Provision for long-term incentive plan	1,172	2,219
Equity earnings in limited partnership	(2,073)	(2,024)
Changes in operating assets and liabilities:
Restricted cash	(437)	(4,484)
Trade receivables	10,075	8,585
Inventories	10,788	9,982
Prepaid expenses and other assets	611	(1,300)
Accounts payable and accrued expenses	(9,608)	(255)

Cash provided by operations	19,702	25,646
Loans originated	—	(63,670)
Sale of loans	—	64,998

Net cash provided by operating activities	19,702	26,974
Investing Activities
Business acquired, net of cash acquired	—	(31,789)
Investment in limited partnership	—	(3,000)
Distributions from investment in limited partnership	1,850	550
Loans held for investment	(60,803)	(10,903)
Principal payments on loans held for investment	7,075	366
Purchases of property, plant and equipment, net of proceeds from disposition	(1,581)	(5,252)
Purchases of investments	(7,341)	(2,665)
Sales of investments	10,833	7,976

Net cash used in investing activities	(49,967)	(44,717)
Financing Activities
Net payments on floor plan payable	(36,811)	(16,754)
Net proceeds from warehouse revolving debt	36,585	—
Principal payments on other debt obligations	(142)	(131)
Net purchases of treasury stock	—	(228)

Net cash used in financing activities	(368)	(17,113)
Net decrease in cash and cash equivalents	(30,633)	(34,856)
Cash and cash equivalents at beginning of period	45,592	69,197

Cash and cash equivalents at end of period	$14,959	$34,341

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,445	$4,794
Income taxes	69	4,339

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

On June 7, 2002, the Company acquired Nationwide Custom Homes (“Nationwide”), a manufacturer and marketer of modular homes, for $32.5 million in cash. The acquisition was accounted for using the purchase method of accounting. The final purchase price allocation resulted in approximately $25 million of goodwill related to the acquisition. Due to final transaction costs and normal purchase accounting finalization, goodwill increased $0.4 million during the first quarter of fiscal 2004.

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for BSM for the three and nine month periods ending December 26, 2003 and December 27, 2002 (in thousands):

	Three Months Ended		Nine Months Ended

	December 26,	December 27,	December 26,	December 27,
	2003	2002	2003	2002

Revenues	$4,919	$12,449	$39,488	$26,042
Net income (loss)	(4,145)	2,220	4,144	4,062

PALM HARBOR HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.	Inventories

Inventories consist of the following (in thousands):

	December 26,	March 26,
	2003	2003

Raw materials	$9,354	$7,779
Work in process	4,593	4,493
Finished goods — factory-built	3,304	2,337
Finished goods — retail	87,714	101,144

	$104,965	$115,753

4.	Floor Plan Payable

The Company has an agreement with a financial institution for an $80.0 million syndicated floor plan facility expiring March 19, 2006. The advance rate for this facility is 90% of manufacturer’s invoice. The Company has a second facility with another financial institution for $10.0 million, which automatically renews annually unless a 30-day notification of cancellation is received from the financial institution. These facilities are used to finance a major portion of the new home inventory at the Company’s retail superstores and are secured by a portion of its new home inventory and receivables from financial institutions. The interest rates on the facilities are prime (4.00% at December 26, 2003) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of December 26, 2003 under its floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of December 26, 2003, the Company was not in compliance with these provisions and had obtained a waiver of default as of December 26, 2003 from the lending institution of its $80.0 million facility and had received a limited forbearance with respect to the violation of its minimum covenant requirements on its $10.0 million facility. No assurances can be made as to whether the Company will be in compliance with these provisions in future periods. In the event the Company is not in compliance with these provisions in future periods, the Company would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $77.6 million and $114.4 million outstanding on these floor plan credit facilities at December 26, 2003 and March 28, 2003, respectively.

5.	Warehouse Revolving Debt

The Company, through its subsidiary CountryPlace Mortgage, Ltd. (“CountryPlace”), has a $125 million loan warehouse borrowing facility with a financial institution to fund chattel loans originated by the Company’s retail superstores. This facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.19% at December 26, 2003) plus 1.25%. The facility terminates on March 19, 2004. The Company intends to renew or obtain a similar facility prior to the termination date; however, no assurances can be made that it will be successful in its efforts to either renew or obtain a similar facility. The facility provides for an advance of 65% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. CountryPlace had outstanding borrowings under this facility of $51.7 million and $15.1 million as of December 26, 2003 and March 28, 2003, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. The facility also requires Palm Harbor and CountryPlace to maintain a minimum balance of shareholders’ equity. As of December 26, 2003, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to

PALM HARBOR HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

fund in cash to CountryPlace, up to 25% of each loan loss incurred. Additionally, Palm Harbor has entered into an intercompany financing arrangement with CountryPlace that provides for up to $25 million of funding to be used for the growth of CountryPlace’s portfolio and operations.

6.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At December 26, 2003, the Company estimates that its potential obligations under all repurchase agreements were approximately $9.9 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

7.	Accrued Product Warranty Obligations

The Company provides the retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The amount of warranty reserves recorded are estimated future warranty costs relating to homes sold, based upon the Company’s assessment of historical experience factors, such as actual number of warranty calls and the average cost per warranty call.

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the nine months ended December 26, 2003 and December 27, 2002 (in thousands):

	December 26,	December 27,
	2003	2002

Beginning accrued warranty balance, March	$4,133	$6,583
Net warranty expense provided	(9,873)	(10,296)
Cash warranty payments	9,500	7,381

Ending accrued warranty balance, December	$3,760	$3,668

PART I. Financial Information

Item 1. Financial Statements

See pages 1 through 6.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter of fiscal 2004, the manufactured housing industry was at its lowest cyclical and seasonal point in 43 years. Against this challenging backdrop, and for the first time since industry shipments began falling in mid-1999, our combined manufactured housing operations were unprofitable. The loss is attributable to three factors: a decline in manufactured housing sales, a decline in gross margins due to rising raw material costs and an operating loss at BSM Financial L.P. (“BSM”).

Despite these difficult conditions, we have not closed any manufacturing facilities and we have 147 Company-owned retail superstores. We continue to tightly manage receivables and new home inventory per retail superstore, which have declined 12% since the beginning of our fiscal year and over 16% compared to a year ago. Floor plan payable per retail superstore has declined 29% since the beginning of the fiscal year and over 31% compared to a year ago. Although industry-wide shipments for calendar 2003 through November were down 23% as compared to the prior year, our shipments declined only 8%.

Last year we increased our consumer financing capabilities by expanding our finance subsidiary, CountryPlace Mortgage, Ltd., into a full service chattel lender with originating, servicing, and securitizing capabilities and becoming a 50% owner in an existing mortgage banking firm, BSM. CountryPlace is now servicing over $85 million, or 1,505 consumer chattel loans. BSM originated 2,233 loans during the third quarter, which is a 10% decrease compared to a year ago, resulting in their first losing quarter. BSM’s losses were the result of a decline in the number of mortgage refinance originations and a decline in margins due to the timing differential between loans funded and loans sold to investors. Our share of that loss was $2.0 million, which is included in other income (expense) on the condensed consolidated statements of income. For the third quarter, 34% of our retail customers were financed by either CountryPlace or BSM.

The following table sets forth certain items of the Company’s statements of income as a percentage of net sales for the period indicated.

	Three Months Ended		Nine Months Ended

	December 26,	December 27,	December 26,	December 27,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	71.2	74.1	71.0

Gross profit	25.4	28.8	25.9	29.0
Selling, general and administrative expenses	27.8	25.6	26.6	27.4

Income (loss) from operations	(2.4)	3.2	(0.7)	1.6
Interest expense	(0.8)	(1.2)	(0.9)	(1.2)
Other income (expense)	(1.4)	0.9	0.7	0.7

Income (loss) before income taxes	(4.6)	2.9	(0.9)	1.1
Income tax benefit (expense)	1.7	(1.1)	0.3	(0.4)

Net income (loss)	(2.9)%	1.8%	(0.6)%	0.7%

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 26, 2003 and December 27, 2002.

	Three Months Ended		Nine Months Ended

	December 26,	December 27,	December 26,	December 27,
	2003	2002	2003	2002

Homes sold through Company-owned retail superstores and builder locations	1,402	1,680	4,655	5,140
Homes sold to independent dealers and builders	618	594	1,819	1,503
Total new factory-built homes sold	2,020	2,274	6,474	6,643
Average new home price — retail	$70,000	$64,000	$67,000	$63,000
Number of retail superstores at end of period	147	153	147	153
Number of company-owned builder locations	5	5	5	5

Three Months Ended December 26, 2003 Compared to Three Months Ended December 27, 2002

     Net Sales. Net sales decreased 3.2% to $144.2 million in the third quarter of fiscal 2004 from $149.0 million in the third quarter of fiscal 2003. The decrease in net sales was primarily due a reduction in the availability of financing to our retail customers partially offset by an increase of $1.6 million in modular sales. The volume of factory-built homes sold through Company-owned retail superstores and builder locations declined 16.5% while overall factory-built housing unit volume, which includes sales to independent dealers and builders, declined 11.2% in the current quarter. This decline in volume is partially offset by an increase in the average selling price of new factory-built homes in the third quarter of fiscal 2004 versus the third quarter of fiscal 2003. The increase in selling price is due to customers purchasing larger homes with more amenities. The number of retail superstores decreased from 153 at the end of the third quarter of fiscal 2003 to 147 at the end of the third quarter of fiscal 2004.

     Gross Profit. In the quarter ended December 26, 2003, gross profit as a percentage of net sales declined to 25.4%, or $36.6 million, from 28.8%, or $42.9 million, in the quarter ended December 27, 2002. This decrease is the result of significant price increases in lumber and gypsum as well as the continued availability in the industry of discounted repossessions which depressed new home gross margins. The internalization rate decreased from 74% in the third quarter of fiscal 2003 to 69% in the third quarter of fiscal 2004.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 27.8% in the third quarter of fiscal 2004 from 25.6% in the third quarter of fiscal 2003. Selling, general and administrative expenses increased from $38.2 million in the quarter ended December 27, 2002 to $40.2 million in the quarter ended December 26, 2003. This increase reflects our continued investment in strengthening the retail sales organization primarily through the addition of new positions and sales training.

     Interest Expense. Interest expense decreased 30.2% to $1.2 million for the third quarter of fiscal 2004 from $1.7 million in the third quarter of fiscal 2003. This decrease was primarily due to a 35% decrease in the average floor plan liability balance from the third quarter of fiscal 2003 to the third quarter of fiscal 2004.

     Other Income (Expense). Other income (expense) includes a loss of $2.1 million in the third quarter of fiscal 2004 relating to our equity interest in our limited partnership, BSM, compared to earnings of $1.1 million in the third quarter of fiscal 2003. BSM’s losses were the result of a decline in the number of mortgage refinance originations and a decline in margins due to the timing differential between loans funded and loans sold to investors.

Nine Months Ended December 26, 2003 Compared to Nine Months Ended December 27, 2002

     Net Sales. Net sales increased 2.7% to $448.7 million in the first nine months of fiscal 2004 from $437.0 million in the first nine months of fiscal 2003. The increase in net sales was primarily due to an increase of $14.6 million in modular sales somewhat offset by a decrease in factory-built housing volume. The volume of factory-built homes sold through Company-owned retail superstores declined 9.4% while overall factory-built housing unit volume, which includes sales to independent dealers and builders, declined 2.5% in the nine months ended December 26, 2003. The decline in factory-built housing volume is partially offset by an increase in the average selling price of new factory-built homes in fiscal 2004. The increase in selling price is due to customers purchasing larger homes with more amenities. The number of superstores decreased from 153 at December 27, 2002 to 147 at December 26, 2003.

     Gross Profit. For the nine months ended December 26, 2003, gross profit as a percentage of net sales declined to 25.9%, or $116.1 million, from 29.0%, or $126.8 million, in the nine months ended December 27, 2002. This decrease is the result of significant price increases in lumber and gypsum as well as the continued availability in the industry of discounted repossessions which depressed new home gross margins. The percentage of homes sold through the Company’s consumer stores decreased from 77% in the first nine months of fiscal 2003 to 72% in the first nine months of fiscal 2004.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 26.6% in the first nine months of fiscal 2004 from 27.4% in the first nine months of fiscal 2003. Selling, general and administrative expenses decreased slightly from $119.7 million in the nine months ended December 27, 2002 to $119.5 million in the nine months ended December 26, 2003. We continue to incur expenses in conjunction with our continued investment in strengthening the retail sales organization primarily through the addition of new positions and sales training.

     Interest Expense. Interest expense decreased 20.5% to $4.1 million for the nine months ended December 26, 2003 from $5.2 million for the nine months ended December 27, 2002. This decrease was primarily due to a 24% decrease in the average floor plan liability balance from the nine months ended December 27, 2002 to the nine months ended December 26, 2003.

     Other Income (Expense). Other income (expense) includes earnings of $2.1 million in the first nine months of fiscal 2004 relating to our equity interest in our limited partnership, BSM, compared to earnings of $2.0 million in the first nine months of fiscal 2003.

     Liquidity and Capital Resources. We have an agreement with a financial institution for an $80.0 million syndicated floor plan facility expiring March 19, 2006. The advance rate for this facility is 90% of manufacturer’s invoice. We have a second facility with another financial institution for $10.0 million, which automatically renews annually unless a 30-day notification of cancellation is received from the financial institution. These facilities are used to finance a major portion of the new home inventory at our retail superstores and are secured by a portion of our new home inventory and receivables from financial institutions. The interest rates on the facilities are prime (4.00% at December 26, 2003) or prime plus 1.0% to 3.0% for aged units, of which we have none as of December 26, 2003 under our floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which we must maintain in order to borrow against the facilities. As of December 26, 2003, we were not in compliance with these provisions and had obtained a waiver of default as of December 26, 2003 from the lending institution of our $80.0 million facility and had received a limited forbearance with respect to the violation of our minimum covenant requirements on our $10.0 million facility. No assurances can be made as to whether we will be in compliance with these provisions in future periods. In the event we are not in compliance with these provisions in future periods, we would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $77.6 million and $114.4 million outstanding on these floor plan credit facilities at December 26, 2003 and March 28, 2003, respectively.

     CountryPlace has an agreement with a financial institution for a $125 million warehouse facility to fund chattel loans originated by company-owned retail superstores. This facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.19% at December 26, 2003) plus 1.25%. The facility terminates on March 19, 2004. We plan to renew or obtain a similar facility prior to the termination date; however, no assurances can be made that we will be successful in our efforts to either renew or obtain a similar facility. The facility provides for an advance of 65% against the outstanding principal balance of eligible receivables as defined in the warehouse agreement. CountryPlace had outstanding borrowings under this facility of $51.7 million and $15.1 million as of December 26, 2003 and March 28, 2003, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. The facility also requires Palm Harbor and CountryPlace to maintain a minimum balance of shareholders’ equity. As of December 26, 2003, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. Additionally, Palm Harbor has entered into an intercompany financing arrangement with CountryPlace that provides for up to $25 million of funding to be used for the growth of CountryPlace’s portfolio and operations.

     CountryPlace currently intends to originate and hold loans for investment on a long-term basis. We are carefully analyzing multiple permanent funding options for the long-term financing of this portfolio which will provide us with additional liquidity. These options include securitization and other forms of loan funding structures. We plan to execute one of these options within the next 90 days. While we believe we will be able to obtain additional liquidity through the execution of one of these options, no assurances can be made that we will successfully complete a transaction with acceptable terms and conditions, if at all.

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

Forward-Looking Information/Risk Factors

     Certain statements contained in this quarterly report are forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. Investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from these expressed in or implied by such statements. These risks include such assumptions, risks, uncertainties and factors associated with the following:

•	Availability of retail financing. Since mid-1999, loans to purchase manufactured houses have been subjected to elevated credit standards, resulting in reduced lending volumes and consequently reduced sales in the manufactured housing industry. A further tightening of credit standards by chattel or mortgage lenders may cause us to experience significant sales declines.

•	Availability of wholesale financing. Several floor plan lenders have chosen to exit the manufactured housing business, thereby reducing the amount of credit available to industry retailers. Further reductions in the availability of floor plan lending may continue to affect our inventory levels of new homes.

•	Management’s ability to attract and retain executive officers and other key personnel. We are dependent on the services and performance of our executive officers, including our Chairman of the Board, Lee Posey and our President and Chief Executive Officer, Larry Keener. The loss of the services of two or more of our executive officers could have a material adverse effect upon our business, financial condition and results of operations.

•	Ability to securitize or fund loans. CountryPlace originates chattel and non-conforming land home mortgage loans that are funded with proceeds from its warehouse facility borrowings from us. CountryPlace intends to enter into asset-backed securitization transactions to obtain longer term funding for these loan purchases. The proceeds from these securitizations will be used to repay borrowings from the warehouse facility and us, as well as to purchase new loans. The asset-backed securitization market for manufactured housing lenders continues to be challenging in terms of access to the markets as well as pricing and credit enhancement levels. If CountryPlace is unable to securitize its loans on terms that are economical, it will be required to seek other sources of long term funding. Furthermore, if CountryPlace is unable to renew or expand its warehouse facility in March 2004, we would not be able to continue to expand our chattel finance capabilities and CountryPlace would have to discontinue originating loans.

•	Ability to service new loans. Although CountryPlace has originated loans since 1995, it has limited loan servicing and collections experience. CountryPlace has implemented new systems to service and collect the portfolio of loans it originates. The management of CountryPlace has industry experience in managing, servicing and collecting a loan portfolio. However, if CountryPlace is not successful in its servicing and collection efforts, the profitability and cash flow from the loan portfolio on its balance sheet could be adversely affected.

•	Ability of customers to repay loans. CountryPlace makes loans to borrowers that it believes are creditworthy based on its credit guidelines. These customers may experience adverse employment, financial, or life circumstances that affect their ability to repay their loans. If customers do not repay their loans, the profitability and cash flow from the loan portfolio on our balance sheet could be adversely affected.

•	Control by existing shareholders. Approximately 55% of our outstanding Common Stock is beneficially owned or controlled by Mr. Posey, Capital Southwest Corporation and its wholly-owned subsidiary, Capital Southwest Venture Corporation, and William R. Thomas, President of Capital Southwest Corporation. As a result, these shareholders, acting together, will be able to determine the outcome of elections of our directors and thereby control the management of our business.

•	Interest rate risk. We are exposed to market risks related to fluctuations in interest rates on our variable rate debt and our fixed rate loans receivable balances. A material increase in interest rates could adversely affect our operating results by increasing interest expense on our variable rate obligations and decreasing the fair value of our loan portfolio.

•	Impact of Inflation. The past several years have shown a relatively moderate rate of inflation which we have has been able to offset through increased selling prices. A material increase in inflation in the future could adversely affect our operating results.

•	Competitive product advertising, promotional and pricing activity. There are numerous manufactured housing companies in the industry and many have their own retail distribution systems and consumer finance operations. In addition to competition within the manufactured housing industry, our products also compete with other forms of lower to moderate-cost housing, including site-built homes, apartments, townhouses and condominiums. If we are unable to address this competition, growth of our business could be limited.

•	Cyclicality of the manufactured housing industry. The cyclical and seasonal nature of the industry causes our revenues and operating results to fluctuate and makes it hard for management to forecast sales and profits in uncertain times. As a result of seasonal and cyclical downturns, we may experience fluctuations in our operating results that make difficult period-to-period comparisons.

•	Volatility in our stock price. Our stock is traded on the Nasdaq National Stock Market and is therefore subject to market fluctuations.

•	Terrorist attacks/war. Market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 or any future attacks and actions, including armed conflict by the United States and other governments in reaction thereto may materially adversely affect us.

Item 3. Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt and our fixed rate loans receivable balances. We are not involved in any other market risk sensitive contracts or investments such as interest rate swaps, futures contracts, or other types of derivative financial instruments.

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

For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 26, 2003 is held constant, a 10% increase in average interest rates would decrease the fair value of our portfolio by approximately $3.0 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables.

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) as of December 26, 2003. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information as of December 26, 2003. During the fiscal quarter ended December 26, 2003, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

     Item 1. Legal Proceedings — Not applicable

     Item 2. Changes in Securities — Not applicable

     Item 3. Defaults upon Senior Securities — Not applicable

     Item 4. Submission of Matters to a Vote by Security Holders — Not applicable

     Item 5. Other Information — Not applicable

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

(b) Reports on Form 8-K — Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 2, 2004		Palm Harbor Homes, Inc.

(Registrant)

	By:	/s/ Kelly Tacke

Kelly Tacke Chief Financial and Accounting Officer

	By:	/s/ Lee Posey

Lee Posey Chairman of the Board