Form 10-K
period 2004-03-26
PALM HARBOR HOMES INC /FL/
filed 2004-05-03
CIK 923473

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 26, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24268

PALM HARBOR HOMES, INC.

(Exact name of registrant as specified in our charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-1036634 (I.R.S. Employer Identification No.)

15303 Dallas Parkway, Suite 800, Addison, Texas (Address of Principal Executive Offices)	75001 (Zip Code)

Registrant’s telephone number, including area code: (972) 991-2422

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 26, 2003, was $167,669,754 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market. As of April 30, 2004, 22,837,462 shares of the registrant’s common stock were issued and outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement relating to our Annual Meeting of Shareholders to be held July 28, 2004 are incorporated by reference in Part III.

PART I.

Item 1. Business

General

     We were formed in 1977 and are one of the leading manufacturers and marketers of factory-built homes in the United States. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing as well as insurance. At March 26, 2004, we operated 19 manufacturing facilities in nine states that sell homes in 29 states through 149 of our company-owned retail superstores and builder locations and approximately 275 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace Mortgage, Ltd., we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by our retail superstores. Through our investment as the sole limited partner in BSM Financial L.P., we offer conforming and non-conforming mortgages. We provide property and casualty insurance for owners of manufactured and modular homes through our subsidiary, Standard Casualty Company.

     Beginning in 1999, the manufactured housing industry entered a cyclical downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. Industry-wide shipments of manufactured homes for calendar year 2003 were down 22% as compared to calendar year 2002. Despite these conditions, our shipments of manufactured homes declined only 10%, we have not closed any manufacturing facilities and our number of company-owned retail superstores and builder locations has remained steady at 149, after closing only 9 company-owned retail superstores. Industry-wide modular shipments for calendar year 2003 were up 6% as compared to calendar year 2002. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” further explains the impacts of these conditions on our operating results.

Factory-Built Operations

     Our factory-built operations consist of production of manufactured homes and modular homes. Our manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (HUD regulations). Approximately 88% of the homes we produced in fiscal 2004 were built to HUD regulations. The remaining 12% of homes we produced were modular homes, which are built in accordance with state or local building codes.

     The following table sets forth the total factory-built homes sold as well as the number of manufacturing facilities we operated for the fiscal years indicated:

	2000	2001	2002	2003	2004
Factory-built homes sold:
Single-section	2,862	2,166	1,473	727	474
Multi-section	11,439	8,663	8,465	7,280	6,780
Modular	—	—	—	670	962

Total factory-built homes sold	14,301	10,829	9,938	8,677	8,216

Operating manufacturing facilities (at end of fiscal year)	15	15	15	19	19

     The principal materials used in the production of our factory-built homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. We believe that the materials used in the production of our factory-built homes are readily available from a wide variety of suppliers and the loss of any single supplier would not have a material adverse effect on our business. The three suppliers which accounted for more than 5% of our total purchases during the fiscal year ended March 26, 2004 represented only 10.3%, 7.1% and 5.7%, respectively, of our total purchases during the fiscal year ended March 26, 2004. Prices of certain materials such as lumber and gypsum can fluctuate significantly due to changes in supply and demand. Although we and others in the industry typically have been able to pass higher material costs on to the consumer through price increases, we were unable to do so fully in fiscal 2004 due to the competitive industry conditions. No assurances can be made that we would be able to pass these costs on in future years either.

     Manufactured Homes

     We manufacture single and multi-section manufactured homes under various brand names including Palm Harbor™, Masterpiece™, Keystone™, CountryPlace, River Bend and Windsor Homes™. Approximately 95% of the manufactured homes we produced were multi-section in fiscal 2004 as compared to 94% in fiscal 2003. We offer over 600 floor plans, ranging in size from approximately 800 to 3,200 square feet. Approximately 90% of the manufactured homes we produced are structurally or decoratively customized to the home buyer’s specifications. Although we produce a wide price range of manufactured homes, the average retail sales price (excluding land) of our manufactured homes was approximately $72,000 at our fiscal year end.

     Our homes are manufactured in indoor facilities, which have approximately 100,000 square feet of floor space and employ an average of 190 associates who generally work one shift per day, five days per week. Construction of our homes is performed in stages using an assembly-line process. Each section is permanently attached to a steel support chassis, various components such as floors, interior and exterior walls and a roof are added and function testing is performed. We currently manufacture a typical manufactured home in approximately five days. Our facilities have the capacity to produce an aggregate of approximately 119 sections per day. The current rate of production is 59.

     Our typical manufactured home contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central air conditioning and heating, a range, refrigerator, carpeting and drapes. In addition, we offer optional amenities, including dishwashers, washers, dryers, furniture packages and specialty cabinets, as well as a wide range of colors, moldings and finishes. Optional features usually associated with site-built homes such as stone fireplaces, ceramic tile floors, showers and countertops, computer rooms, skylights, vaulted ceilings and whirlpool baths are also offered. We have a unique package of energy saving construction features referred to as “EnerGmiser™” which includes, among other things, additional insulation to reduce heating and cooling costs, and which exceeds statutorily-mandated energy efficiency levels.

     We are constantly introducing new floor plans, decors, exteriors, features and accessories to appeal to different regions of the country and changing trends. Our manufactured homes are designed and copyrighted after extensive field research and consumer feedback. We have developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement.

     The completed manufactured homes are transported by independent trucking companies to either the retail sales center or to the customer’s site. The transportation cost is borne by the independent retailer. Retailers or other independent installers are responsible for placing the manufactured home on site, joining the interior and exterior seams, making utility hook-ups and, in certain instances, providing installation and finish-out services. The industry practice is to have third parties hired by the retailer provide the installation and finish-out services. Our associates, rather than third parties, perform the finish out services on manufactured homes sold. We believe our finish-out services ensure that our quality procedures are applied during the entire process and increase customer satisfaction, thereby providing us a competitive advantage.

     Our backlog of manufactured housing orders as of April 29, 2004 was approximately $21.7 million, as compared to approximately $13.1 million as of June 2, 2003. Since retailers may cancel orders prior to production without penalty, we do not consider our order backlog to be firm orders; however, such cancellations rarely occur.

Because of the seasonality of the manufactured housing market, the level of backlog generally declines during the winter months.

     Modular Homes

     We manufacture modular homes principally through our wholly-owned subsidiary, Nationwide Custom Homes, Inc. Nationwide operates three facilities in Martinsville, Virginia, one in Arabi, Georgia, and one in Siler City, North Carolina. In addition, certain of our other manufacturing facilities produce modular homes under the brand name Discovery Custom Homes. Our modular homes include single story ranch homes, split-levels and two and three story homes with a variety of floor plans and exteriors.

     Each modular home is assembled in sections. The process begins on a production line where a team of assemblers creates the floor and walls of the house. The section is then wheeled down a tracked path where various stages of finish are performed and components are added – from wiring and insulation early in the process to fixtures and floor coverings just prior to shipping. Nationwide typically completes a modular home in seven to eight days.

     The homes are shipped directly off the manufacturing line to the customer’s site. Once on site, the homes are typically crane set on the foundation, the roof is raised and the final seam of roof shingles along the ridges of the roofline is applied.

     Our backlog of modular housing orders as of April 29, 2004 was approximately $29.6 million, as compared to approximately $28.4 million as of June  2, 2003.

     Retail

     Our homes are sold through a distribution network consisting of retail superstores we own, independent dealers, builders and developers. The following table sets forth the number of homes we sold through each of these distribution channels, as well as the number of company-owned retail superstores and independent dealers, builders and developers during the past three fiscal years:

	March 29,	March 28,	March 26,
	2002	2003	2004
Factory-built homes sold by:
Company-owned superstores and builder locations	8,298	6,541	5,846
Independent dealers, builders and developers	1,640	2,136	2,370

Total	9,938	8,677	8,216

Number of:
Company-owned superstores and builder locations	151	158	149
Independent dealers, builders and developers	100	300	275

Total	251	458	424

     We first established wholly-owned superstores in 1992 and currently have 144 superstores in 21 states. One of our typical retail superstores consists of a sales office, which is a manufactured home, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase one of the model homes or may order a home that will be built at one of our manufacturing facilities and customized to meet their needs. Many of our retail superstores also sell used and repossessed homes.

     Through Nationwide, we have five (5) builder locations in Virginia and North Carolina. Our typical builder location consists of a modular home which serves as a sales office.

     Our independent retailer network principally consists of local dealers and builders that market land/home packages and developers of communities. No single independent retailer accounted for 5% or more of our net sales during fiscal 2004.

Independent Builders/Developers

     Approximately 12% of the modular homes we sold in fiscal 2004 were sold from our five Nationwide manufacturing facilities directly to a consumer. Nationwide’s independent distribution network consists of approximately 200 local builders and developers with whom we have developed relationships through direct marketing, trade shows, the Internet and referrals. Nationwide transports the home to the builder’s/developer’s site and the builder/developer contracts crews to lift the home with a crane onto its foundation and subsequently perform the finish-out services. Modular homes typically require a larger amount of work to be done on-site to complete the production of the homes. Currently six of our manufacturing facilities build modular homes and sell homes directly to builders/developers.

Markets Served

     During the fiscal year ended March 26, 2004, the percentage of our revenues by region was as follows:

		Percentage of
Region	Primary States	Revenue by Region
Southeast	Florida, North Carolina, Alabama, Georgia, South
	Carolina, Mississippi, Tennessee, Virginia, West
	Virginia, Maryland	44%
Central	Texas, Oklahoma, Arkansas, Louisiana	29
West	New Mexico, Arizona, California, Colorado, Oregon,
	Washington, Montana, Nevada, Idaho	23
Midwest	Ohio, Michigan, Indiana, Kentucky, Illinois, Pennsylvania	4

		100%

     The three states which accounted for greater than 10% of our revenues were Texas, Florida and North Carolina with 26%, 18% and 10% respectively, of total revenues.

     Factory-built housing, which consists of manufactured housing and modular housing, is a regional business and the primary geographic market is within a 250-mile radius for a manufactured housing facility and within a one-day drive for a modular housing facility. Each of our manufactured housing facilities typically serves 30 to 75 retailers, and the facility sales staff maintains personal contact with each retailer, whether company-owned or independent. Our decentralized operations allow us to be more responsive in addressing regional customer preferences of product innovation and home design.

Consumer Financing

     We maintain relationships with conventional lenders who provide two basic types of consumer financing in the manufactured housing industry: chattel or personal property loans for purchasers of a home with no real estate involved and land/home or mortgage loans which finance the land, home and all improvements on the property. There are two types of mortgage loans – conforming and non-conforming. Conforming loans conform to FHA, VA, Freddie Mac and Fannie Mae. Generally, the type of required foundations installed conform to Federal requirements and the borrower must meet certain criteria. Non-conforming loans are financed by a major bank or lending institution which does not require a specific foundation type and have more flexible criteria. Beginning in fiscal 2000, many consumer lenders tightened credit underwriting standards which reduced lending volumes and resulted in lower sales volume of manufactured homes.

Some of our customers obtain third-party construction financing, which allows for progress payments to be made to us at periodic intervals during the manufacturing, sale and closing processes. This type of financing is primarily available to those customers obtaining land/home or mortgage loans, which finance the land, home and improvements on a piece of real property. Such third-party construction financing through our customers is generally more advantageous to us in that generally the timing of cash receipts from our customers results in our obtaining floor plan financing for such home for a lesser average period of time, if at all.

     We believe that our ability to provide financing to our customers on competitive terms improves our responsiveness to the financing needs of prospective purchasers and provides us with an additional source of earnings. Through CountryPlace, we offer customary chattel loans and non-conforming land/home mortgage loans for manufactured homes through our own retail superstores. Through BSM, we offer conforming and non-conforming mortgage financing for both modular and manufactured homes.

     Prior to the third quarter of 2003, CountryPlace originated loans and immediately sold them to other lenders. During the third quarter of 2003, we executed our planned strategy and expanded CountryPlace into a full service chattel lender with originating, servicing and securitization capabilities. CountryPlace originated approximately $77.5 million of loans for its own investment portfolio in fiscal 2004. CountryPlace services and collects its portfolio of loans using its own employees and systems.

Insurance

     We offer property and casualty insurance as well as extended warranties for owners of manufactured homes through our subsidiary, Standard Casualty. At the end of fiscal 2004, Standard Casualty had approximately 11,000 policies in force and 61% of homeowners who purchased a home through our own retail superstores purchased property and casualty insurance.

Wholesale Financing

     In accordance with manufactured housing industry practice, substantially all retailers finance a portion of their purchases of manufactured homes through wholesale “floor plan” financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the retailer customarily requires us to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which generally ranges from 12 to 18 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.

     The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 22% of our homes are sold to independent retailers; (ii) a majority of the homes we sell to independent retailers are pre-sold to specific retail customers; (iii) we monitor each retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of retailers; (v) none of our independent retailers accounted for more than 5% of our net sales in fiscal 2004; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. We estimate that our potential obligations under such repurchase agreements were approximately $11.0 million as of March 26, 2004. During the fiscal years ended March 29, 2002, March 28, 2003 and March 26, 2004, we incurred net expenses under these repurchase agreements totaling $212,000, $69,000 and $6,000, respectively.

     Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants. During this time, several major floor plan lenders have exited the wholesale financing business and a number of regional banks have entered the retail financing or increased their lending volumes.

Competition

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured and modular homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums. The efficiency of the assembly-line process, protection from the weather and nationwide purchasing power enable us to produce a home in less than a week and typically at a lower cost than a conventional site-built home of similar quality. We do not view any of our competitors as being dominant in the industry, although some of our competitors possess substantially greater manufacturing, distribution and marketing resources than us.

     Although many lenders to the manufactured housing industry have reduced their volume or gone out of business, there are still competitors to CountryPlace and BSM in the markets where we do business. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks. None of these competitors is considered to be dominant or to have a material impact on the financing opportunities at CountryPlace or BSM.

Business Segment Information

     We operate principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. See Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our retail sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2002, 2003 and 2004.

Government Regulation

     Our manufactured homes are subject to a number of federal, state and local laws, codes and regulations. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended (the Home Construction Act). In 1976, the Department of Housing and Urban Development (HUD) issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to continual change. Our manufacturing facilities and the plans and specifications of our manufactured homes have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes meet or surpass all present HUD requirements. Our modular homes are subject to state and/or local codes with certification and regulation and we believe our modular homes meet all state and/or local codes.

     Manufactured and site-built homes are all typically built with some products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-associated risks. The Environmental Protection Agency and other governmental agencies have in the past evaluated the effects of formaldehyde. We use materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believe we comply with HUD and other applicable government regulations in this regard.

     The transportation of factory-built homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

     Our manufactured homes are subject to local zoning and housing regulations. In certain cities and counties in areas where our homes are sold, local governmental ordinances and regulations have been enacted which restrict the placement of manufactured homes on privately-owned land or which require the placement of manufactured homes in manufactured home communities. Such ordinances and regulations may adversely affect our ability to sell homes for installation in communities where they are in effect. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation and must be complied with by the retailer or other person installing the home. Our modular homes are also subject to local zoning regulations which govern the placement of homes.

     Certain of our warranties may be subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of our warranties are also subject to a variety of state laws and regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims.

     A variety of laws affect the financing of the homes we manufacture. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Real Estate Settlement Procedures Act and Regulation X promulgated thereunder require certain disclosures regarding the nature and costs of real estate settlements. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. Installment sales contracts eligible for inclusion in a Government National Mortgage Association program are subject to the credit underwriting requirements of the Federal Housing Association. A variety of state laws also regulate the form of the installment sale contracts or financing documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts or financing documents. Our sale of insurance products is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

     Our operations are also subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines, the entry of injunctions or both. The requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, we are unable to predict the ultimate cost of compliance with environmental laws and enforcement policies. See “Item 3. Legal Proceedings.”

Seasonality

     Our business is seasonal. Most of our sales occur during the months of March through October. Our sales are slower during the winter months and shipments can be delayed in areas of the country that experience harsh weather conditions.

Associates

     As of March 26, 2004, we had approximately 4,500 associates. All of our associates are non-union. We have not experienced any labor-related work stoppages and believe that our relationship with our associates is good.

Website Access to Company Reports and Other Documents

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.palmharbor.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Those reports are also available at the SEC’s website, www.sec.gov. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our annual report will be made available, free of charge, upon written request to our corporate secretary at our principal executive office.

     We have adopted a code of conduct. A copy of our code of conduct is available at our website, www.palmharbor.com.

Item 2. Properties

     We currently own or lease properties at 19 manufacturing facilities in nine states. We own substantially all of our machinery and equipment. We believe our facilities are adequately maintained and suitable for the purposes for which they are used. Our current utilization rate at our manufacturing facilities is approximately 47%. The following table sets forth certain information with respect to properties at our manufacturing facilities:

		Commencement		Approximate
State	City	of Production	Owned/Leased	Square Feet
Alabama	Boaz	1986	Leased	97,683
		1993	Leased	75,164
Arizona	Tempe	1978	Owned	103,500
	Casa Grande	1997	Owned	90,000
Florida	Plant City	1981	Owned	93,600
		1985	Owned	87,200
Georgia	Arabi	1999	Owned	97,970
	LaGrange	1996	Owned	200,000
North Carolina	Albemarle	1994	Owned	112,700
	Siler City	1988	Owned	91,200
		1996	Leased	40,000
Ohio	Sabina	1988	Owned	85,000
Oregon	Millersburg	1995	Owned	168,650
Texas	Austin	1981	Owned	103,800
		1992	Owned	77,000
	Burleson	1993	Owned	94,300
	Fort Worth	1993	Owned	121,300
	Buda	1994	Owned	88,275
Virginia	Martinsville	1969	Owned	43,505
		1972	Owned	148,346
		1974	Owned	56,593
		1996	Owned	75,262

     In addition to our production facilities, we own certain properties upon which 37 of our retail superstores are located. We also lease approximately 48,000 square feet of office space in Addison, Texas for our corporate headquarters. Our corporate headquarters lease expires in 2013.

Item 3. Legal Proceedings

     We are not currently subject to any pending or threatened litigation, other than routine litigation arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial condition, results of operations or cash flows.

     In late 1992, we removed an underground storage tank formerly used to store gasoline from the site of our Tempe, Arizona manufacturing facility. We are currently working in cooperation with the Arizona Department of

Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. We are evaluating the extent of the corrective action that may be necessary. Site characterization is complicated by the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. At this time, we do not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on our financial condition, results of operations or cash flows.

     Our Tempe facility is partially located within a large area that has been identified by the EPA as the Indian Bend Wash Area Superfund Site. Under federal law, certain persons known as potentially responsible parties (PRPs) may be held strictly liable on a joint and several basis for all cleanup costs and natural resource damages associated with the release of hazardous substances from a facility. The average cost to clean up a site listed on the National Priorities List is over $30 million. The Indian Bend Superfund Site is listed on the National Priorities List. Groups of PRPs may include current owners and operators of a facility, owners and operators of a facility at the time of disposal of hazardous substances, transporters of hazardous substance and those who arrange for the treatment or disposal of hazardous substances at a site. No government agency, including the EPA, has indicated that we have been or will be named as a PRP or that we are otherwise responsible for the contamination present at the Indian Bend Superfund Site. In general, although no assurance can be given as to the future actions of either the EPA or PRPs who may incur cleanup costs related to this site, we do not believe that our ownership of property partially located within the Indian Bend Superfund Site will have a material adverse effect on our financial condition, results of operations or cash flows.

     In 1994, we removed two underground storage tanks used to store petroleum substances from property we own in Georgia. In November 2001, we received a letter from the Georgia Department of Natural Resources indicating no further action was necessary with respect to these storage tanks. The letter, however, did not preclude additional action by the State if contaminants were found in adjoining properties. At this time, we do not expect that the costs of future assessment and corrective action related to the tanks will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock has been traded on the Nasdaq Stock Market under the symbol “PHHM” since July 31, 1995, the date on which we completed our initial public offering. The following table sets forth, for the period indicated, the high and low sales information per share of the common stock as reported on the Nasdaq Stock Market.

Fiscal 2004	High	Low
First Quarter	$20.24	$14.12
Second Quarter	19.17	16.70
Third Quarter	19.59	16.55
Fourth Quarter	24.04	16.22

Fiscal 2003	High	Low
First Quarter	$25.09	$19.85
Second Quarter	19.50	11.17
Third Quarter	19.12	10.12
Fourth Quarter	18.84	14.35

     On April 30, 2004, the last reported sale price of our common stock on the Nasdaq Stock Market was $22.50. As of April 30, 2004, there were approximately 750 record holders of our common stock, and approximately 3,000 holders of the common stock overall based on an estimate of the number of individual participants represented by security position listings.

     We have never paid cash dividends on our common stock. Our board of directors intends to retain any future earnings we generate to support operations and to finance expansion and does not intend to pay cash dividends on our common stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the board of directors and will depend upon a number of factors such as our earnings levels, capital requirements, financial condition and other factors deemed relevant by the board of directors. Future loan agreements may or may not restrict or prohibit the payment of dividends.

Item 6. Selected Financial Data

     The following table sets forth selected financial information regarding our financial position and operating results which has been extracted from our audited financial statements for the five fiscal years ended March 26, 2004. The information should be read in conjunction with Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes in Item 8 of this report.

	Fiscal Year Ended
	March 31,	March 30,	March 29,	March 28,	March 26,
	2000	2001	2002	2003(2)	2004
	(In thousands, except per share data)
Statement of Income:
Net sales	$777,471	$650,451	$627,380	$573,130	$578,465
Cost of sales	530,415	443,131	426,356	408,725	427,826

Gross profit	247,056	207,320	201,024	164,405	150,639
Selling, general and administrative expenses	180,224	165,896	168,171	157,474	157,414

Income (loss) from operations	66,832	41,424	32,853	6,931	(6,775)
Interest expense	(10,245)	(12,792)	(8,377)	(6,676)	(5,566)
Equity earnings in limited partnership	—	—	—	3,416	1,848
Other income	7,034	7,279	6,450	1,458	1,440

Income (loss) before income taxes and cumulative effect of change in accounting principle	63,621	35,911	30,926	5,129	(9,053)
Income tax benefit (expense)	(25,025)	(14,034)	(11,478)	(1,908)	3,036

Income (loss) before cumulative effect of change in accounting principle	38,596	21,877	19,448	3,221	(6,017)
Cumulative effect of change in accounting principle	—	(2,048)	—	—	—

Net income (loss)	$38,596	$19,829	$19,448	$3,221	$(6,017)

Net income (loss) per common share - basic and diluted	$1.66	$0.87	$0.85	$0.14	$(0.26)

Weighted average common shares outstanding - basic	23,225	22,760	22,820	22,913	22,857
Weighted average common shares outstanding - diluted	23,255	22,772	22,820	22,913	22,857
Operating Data:
Number of new factory-built homes sold	14,301	10,829	9,938	8,677	8,216
Multi-section manufactured homes sold as a percentage of total manufactured homes sold	80%	80%	85%	91%	93%
Number of manufacturing facilities (1)	15	15	15	19	19
Number of company-owned superstores (1)	133	145	151	153	144
Number of company-owned builder locations (1)	—	—	—	5	5
Balance Sheet Data:
Total assets	$457,174	$468,368	$473,271	$482,567	$521,822
Bonds payable	3,149	2,908	2,742	2,567	2,377
Shareholders’ equity	217,176	235,652	256,657	260,174	256,053

(1)	As of the end of the applicable period.

(2)	On June 7, 2002, we acquired Nationwide Custom Homes, Inc., a manufacturer and marketer of modular homes. Nationwide contributed $51.2 million in revenues and $4.3 million in income from operations in fiscal 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

     We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of March 26, 2004, we operated 19 manufacturing facilities that sell homes through 149 company-owned retail superstores and builder locations and approximately 275 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by company-owned retail superstores. Through our investment as the sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. We also provide property and casualty insurance for owners of manufactured and modular homes through our subsidiary, Standard Casualty.

     The manufactured housing industry has continued to face a very difficult operating environment as evidenced by the 22% decline in industry shipments for calendar 2003. Limited availability of retail and wholesale financing, increased levels of repossessions, excessive retail inventory levels and manufacturing capacity continued to impact our sales and operating results in fiscal 2004. Additionally, our operating margins have been adversely affected by significant increases in materials costs which we have not been able to fully pass on to the customer through price increases due to competitive industry conditions.

     Despite this challenging backdrop, we have not closed any manufacturing facilities and we only closed nine company-owned retail superstores bringing us to 149 retail superstores and builder locations. We continue to tightly manage receivables and new home inventory per retail superstore, which declined 5% compared to a year ago. Floor plan payable per retail superstore has declined 22% compared to a year ago. Although industry-wide manufactured housing shipments for calendar 2003 were down approximately 22%, our shipments declined only 10%. Additionally, CountryPlace, Standard Casualty and BSM continued to be additive to our results of operations for fiscal 2004.

     With the limited availability of financing in the manufactured housing industry, in fiscal 2003 we executed our planned strategy to expand CountryPlace into a full service chattel lender with originating, servicing and securitization capabilities. During fiscal 2004, CountryPlace originated over $77 million of loans to be held for investment on its balance sheet and is now servicing over $103 million of loans. These loans were funded through borrowings from its warehouse facility, as well as capital contributions and borrowings from us. During the fourth quarter of fiscal 2004, CountryPlace entered into a new warehouse facility agreement with a financial institution providing for increased borrowing capacity. See “Liquidity and Capital Resources” below for additional information.

     The largest impediment of our growth is financing for our retail customers which, if limited, could affect our sales volume. Additionally, obtaining funding for CountryPlace and obtaining wholesale financing are key risk factors that could impair the growth of our company.

     Although we cannot predict with any certainty when sustainable industry improvements will occur, we are continuing to position ourselves strategically for the future. First, we are focusing on the introduction of our Discovery Homes series of modular homes, as we believe that modular housing will be a key driver of our future growth and profitability. We continue to control our fixed expenses to enhance our competitive position as the industry begins to recover from this downturn.

Results of Operations

The following table sets forth certain items of our Statement of Operations as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	March 29,	March 28,	March 26,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.0	71.3	74.0

Gross profit	32.0	28.7	26.0
Selling, general and administrative expenses	26.8	27.5	27.2

Income from operations	5.2	1.2	(1.2)
Interest expense	(1.3)	(1.2)	(1.0)
Equity in earnings of limited partnership	—	0.6	0.3
Other income	1.0	0.3	0.3

Income (loss) before income taxes	4.9	0.9	(1.6)

Income tax benefit (expense)	(1.8)	(0.3)	0.6

Net income (loss)	3.1%	0.6%	(1.0)%

The following table summarizes certain key sales statistics as of and for the period indicated.

	Fiscal Year Ended
	March 29,	March 28,	March 26,
	2002	2003	2004
Homes sold through company-owned retail superstores and builder locations	8,298	6,541	5,846
Homes sold to independent dealers, builders and developers	1,640	2,136	2,370
Total new factory-built homes sold	9,938	8,677	8,216
Average new manufactured home price – retail	$60,000	$63,000	$68,000
Average new modular home price – consumer	—	$148,000	$135,000
Average new modular home price – builders and developers	—	$64,000	$67,000
Number of retail superstores at end of period	151	153	144
Number of company-owned builder locations	—	5	5

2004 Compared to 2003

Net Sales. Net sales increased 0.9% to $578.5 million in 2004 from $573.1 million in 2003. Net sales for the factory-built housing segment increased $2.5 million primarily due to modular sales which totaled $83.5 million in fiscal 2004 versus $66.3 million in fiscal 2003, which was somewhat offset by a decrease in overall manufactured housing volume. The volume of manufactured homes sold through our retail superstores declined 12.4% while overall manufactured housing unit volume, which includes sales to independent retailers, declined 8.2% in fiscal 2004. This decline in volume is partially offset by an increase in the average selling price of a new manufactured home to $68,000 in 2004 from $63,000 in 2003. This increase in average selling price resulted primarily from our passing higher materials costs on to the customer through price increases as well as a shift in product mix towards multi-section manufactured homes, which constituted 93% of our manufactured homes sold in 2004, as compared to 91% in fiscal 2003, as customers are purchasing larger homes with more amenities. The number of our retail superstores and builder locations decreased from 158 at the end of fiscal 2003 to 149 at the end of fiscal 2004. Financial services revenue increased $2.8 million, which consists of a $1.5 million increase in interest income resulting from an increase in the loans held for investment from $32.1 million at the end of fiscal 2003 to $96.8 million at the end of fiscal 2004, and a $1.3 million increase in insurance revenues.

Gross Profit. In fiscal 2004, gross profit as a percentage of net sales declined to 26.0%, or $150.6 million, from 28.7%, or $164.4 million, in fiscal 2003. Gross profit for the factory-built housing segment decreased $16.1 million from 27.5% of net sales in fiscal 2003 to 24.5% of net sales in fiscal 2004. This decrease is principally the result of price increases of approximately $10.8 million in lumber, gypsum and other materials which outpaced materials price increases to customers. The percentage of factory-built homes sold through our retail superstores and builder locations decreased from 76% in fiscal 2003 to 71% in fiscal 2004. Gross profit for the financial services segment increased $2.4 million due to the increase in net sales as explained above.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 27.2% in 2004 from 27.5% in 2003. Selling, general and administrative expenses decreased slightly to $157.4 million in fiscal 2004 from $157.5 million in fiscal 2003. Selling, general and administrative expenses for factory-built housing decreased $0.9 million in fiscal 2004, which reflects a $3.5 million decrease in selling, general and administrative expenses associated with nine fewer retail superstores and a focus on reducing fixed costs in fiscal 2004 offset by an increase of $3.3 million due to selling, general and administrative expenses including 12 months of Nationwide’s expenses in fiscal 2004 versus 10 months in fiscal 2003. Selling, general and administrative expenses for financial services increased $0.8 million primarily due to additional expenses related to the expansion of CountryPlace.

Interest Expense. Interest expense decreased 16.6% to $5.6 million in 2004 as compared to $6.7 million in 2003. This decrease was primarily due to a $25.5 million decrease in the average floor plan liability in fiscal 2004 coupled with a slight decrease in the prime interest rate from 4.25% at the end of fiscal 2003 to 4.00% at the end of fiscal 2004.

Equity in Earnings of Limited Partnership. Equity earnings in limited partnership decreased 45.9% to $1.8 million in fiscal 2004 as compared to $3.4 million in fiscal 2003. This $1.6 million decrease was primarily due to our share of operating losses at BSM in the last half of fiscal 2004 resulting from a decline in the number of mortgage refinance originations and a decline in margins due to the timing differential between loans funded and loans sold to investors.

Other Income. Other income decreased 1.2% to $1.4 million in fiscal 2004 as compared to $1.5 million in fiscal 2003. This slight decrease was due to a $0.9 million decrease in interest income, $0.5 million decrease in income earned on a real estate investment offset by an increase of $1.1 million in gains on short-term investments.

2003 Compared to 2002

Net Sales. Net sales decreased 8.6% to $573.1 million in 2003 as compared to $627.4 million in 2002. Net sales for the factory-built housing segment decreased $49.7 million primarily due to the reduction of retail financing available in the manufactured housing industry, partially offset by the addition of modular sales which totaled $51.2 million in fiscal 2003. The volume of manufactured homes sold through our retail superstores declined 21.1% while overall manufactured housing unit volume, which includes sales to independent retailers, declined 19.4% in fiscal 2003. This decline in volume is partially offset by an increase in the average selling price of a new manufactured home to $63,000 in 2003 as compared to $60,000 in 2002. This increase in average selling price resulted from a slight shift in product mix towards multi-section manufactured homes. Multi-section manufactured homes represented 91% of our manufactured homes sold in 2003. The number of our retail superstores and builder locations increased from 151 at the end of fiscal 2002 to 158 at the end of fiscal 2003. Financial services net sales decreased $4.6 million due to a 35.3% decrease in the number of loans originated by CountryPlace, a $1.0 million decrease in insurance revenues resulting from the decrease in volume of new homes sold, and a $0.6 million decrease in investment income related to Standard’s investments.

Gross Profit. In fiscal 2003, gross profit as a percentage of net sales declined to 28.7% as compared to 32.0% in fiscal 2002. Gross profit decreased 18.2% to $164.4 million in 2003 compared to $201.0 million in 2002. Gross profit for the factory-built housing segment decreased $31.6 million from 30.5% of net sales in fiscal 2002 to 27.5% of net sales in fiscal 2003. This decrease, both as a percentage of sales and in absolute dollars, is principally the result of the contraction of retail financing and the intensely competitive industry environment. The percentage of factory-built homes sold through our retail superstores and builder locations decreased from 83% in fiscal 2002 to 76% in fiscal 2003 due to the addition of Nationwide which has a much lower internalization rate of 14%. Gross profit for the financial services segment decreased $5.0 million due to the decrease in net sales as explained above.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 27.5% in 2003 as compared to 26.8% in 2002. Selling, general and administrative expenses decreased $10.7 million, or 6.4%, to $157.5 million in 2003 as compared to $168.2 million in 2002. Selling, general and administrative expenses for factory-built housing decreased $10.9 million in fiscal 2003. This reduction reflects our focus on reducing fixed costs somewhat offset by its continued commitment to building brand awareness via advertising. Additionally, selling, general and administrative expenses for fiscal 2003 include 10 months of Nationwide’s fixed expenses. Selling, general and administrative expenses for financial services increased $0.3 million.

Interest Expense. Interest expense decreased 20.3% to $6.7 million in 2003 as compared to $8.4 million in 2002. This decrease was primarily due to a decrease in the prime interest rate from 4.75% at the end of fiscal 2002 to 4.25% at the end of fiscal 2003, coupled with a decrease in the floor plan liability.

Equity in Earnings of Limited Partnership. Equity earnings in limited partnership increased 100.0% to $3.4 million in fiscal 2003 as compared to none in fiscal 2002. This $3.4 million increase was due to our becoming a 50% sole limited partner in BSM during the first quarter of fiscal 2003.

Other Income. Other income decreased 77.4% to $1.5 million in fiscal 2003 as compared to $6.5 million in fiscal 2002. This decrease was primarily the result of a $2.1 million decrease in interest income in fiscal 2003, a $1.8 million decrease in income earned on a real estate investment in fiscal 2003 and a $1.0 million loss on short-term investments in fiscal 2003.

Liquidity and Capital Resources

     Cash and cash equivalents totaled $50.9 million at March 26, 2004, up from $45.6 million at March 28, 2003. During fiscal 2004, net cash of $40.5 million was provided by operating activities primarily from increased accounts payable and decreased trade receivables. Payables increased due to temporarily renegotiated payment terms with certain vendors and receivables decreased due to increased collection efforts. At the beginning of fiscal 2005, payment terms returned to original terms following CountryPlace’s successful renegotiation of the warehouse facility. Net cash used in investing activities consisted of $66.8 million used for originating loans at CountryPlace, offset by net sales of investments of $3.9 million. Net proceeds from the warehouse facility of $58.9 million were offset by payments of $30.4 million on floor plan liabilities, and contributed to the $28.4 million in net cash provided by financing activities. CountryPlace originates loans with customers in connection with the customer purchase of our factory-built homes. Loan originations related to this strategic investment in our customers is shown in our consolidated statement of cash flows as cash used in investing activities. To the extent cash outflows related to loan originations are shown in our consolidated statement of cash flows as cash used in investing activities, cash inflows are shown in our consolidated statements of cash flows as cash provided by operating activities. Typically, for customer purchases of our factory-built homes that are financed by CountryPlace, 80% of the originated loan amount is borrowed by CountryPlace under its warehouse facility and 20% is funded through our operations.

     We have an agreement with a financial institution for an $80.0 million syndicated floor plan facility expiring March 19, 2006. The advance rate for this facility is 90% of manufacturer’s invoice. We have a second facility with another financial institution for $10.0 million, which automatically renews annually on October 11 unless a 30-day notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the new home inventory at our retail superstores and are secured by new home inventory and a portion of receivables from financial institutions. The interest rates on the facilities are prime (4.00% at March 26, 2004) or prime plus 1.0% to 3.0% for aged units, of which we had none as of March 26, 2004 under our floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which we must maintain in order to borrow against the facilities. As of March 26, 2004, we were in compliance with amended minimum financial requirements under the $80.0 million facility. However, we do not expect to be in compliance with the current covenants regarding funded debt to EBITDA, minimum EBITDA or minimum profitability during the next fiscal year. Accordingly, in April 2004, we obtained a firm commitment from the lending institution for a new, 3 year, $70.0 million floor plan facility conditional only upon customary preparation and execution of the final written agreement being entered into between the lender and us. The new floor plan facility will contain covenant requirements for minimum liquidity, tangible net worth, cash flow and profitability. We expect to be in compliance with the covenants of this new facility during the next fiscal year. At March 26, 2004, we were not in compliance with the covenants under the $10.0 million facility, specifically the covenants for funded debt to EBITDA, minimum EBITDA or minimum profitability. We have obtained a three-month limited forbearance with respect to this $10.0 million facility. The limited forbearance limits, under certain conditions the financial institution from exercising its rights and remedies with respect to default under the terms of the floor plan agreement. It is not a waiver of the financial institution’s rights or remedies, does not obligate the financial institution to forbear on any type of default in the future and does not amend or waive any term or provision of the floor plan agreement, which continues unchanged and in full force and effect. We do not expect to be in compliance with these covenants in the next fiscal year and are in the process of renegotiating the facility. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $114.4 million and $84.1 million outstanding under these floor plan credit facilities at March 28, 2003 and March 29, 2004, respectively.

     During the fourth quarter, CountryPlace entered into an agreement with a financial institution for a $200.0 million warehouse facility to fund chattel loans originated by Company-owned retail superstores, replacing its previous warehouse facility. The new facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.125% at March 26, 2004) plus 2.00%. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables as defined in the warehouse agreement. The previous facility provided maximum funding of $125.0 million, an advance rate of 65%, an interest rate of LIBOR plus 1.25% and a one-year term. The new facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1.0 million on March 18, 2005. CountryPlace had outstanding borrowings under warehouse facilities of $74.1 million and $15.1 million as of March 26, 2004 and March 28, 2003, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. As of March 26, 2004, both we and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, we agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. During fiscal 2004, we funded $26,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, we will have to fund from other sources an additional $20.0 million of these loan originations.

     During the fiscal years ended March 28, 2003 and March 26, 2004, CountryPlace originated, net of financed loan points, $32,859,000 and $77,090,000 of chattel loans, respectively. Of these amounts, in fiscal 2003, $17,724,000 of loan originations was funded by our operations and $15,135,000 was funded through warehouse borrowings, and in fiscal 2004 $13,347,000 of loan originations was funded by our operations and $63,744,000 was funded through warehouse borrowings.

     CountryPlace currently intends to originate and hold loans for investment on a long-term basis. CountryPlace makes loans to borrowers that it believes are credit worthy based on its credit guidelines. However, originating and holding loans for investment subjects CountryPlace to more credit and interest rate risk than the previous business practice of originating loans for resale. The ability of customers to repay their loans may be affected by a number of factors and if customers do not repay their loans, the profitability and cash flow of the loan portfolio would be adversely affected. CountryPlace intends to securitize its loan portfolio on a routine basis. While we believe it will be able to obtain additional liquidity through the securitization of such loans, no assurances can be made that CountryPlace will successfully complete securitization transactions on acceptable terms and conditions, if at all.

     We believe that cash flows from operations, together with floor plan financing and other available borrowing alternatives in addition to the warehouse facility, will be adequate to support our working capital needs, currently planned capital expenditure needs and expansion of CountryPlace for the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset backed securitizations, and other factors beyond our control, no assurances can be given in this regard.

Contractual Obligations and Commitments (dollars in thousands)

     The following tables summarize our contractual cash obligations and commercial commitments, excluding interest, at March 26, 2004. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 year	years	years	years
Debt obligations
Floor plan payable	$84,069	$84,069	$—	$—	$—
Warehouse revolving debt	74,071	74,071	—	—	—
Bonds payable	2,377	205	2,172	—	—
Operating lease obligations	21,507	5,400	5,501	3,797	6,809

Total contractual cash obligations	$182,024	$163,745	$7,673	$3,797	$6,809

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than	1-3	4-5	Over 5
	Committed	1 year	years	years	years
Repurchase obligations (1)	$11,016	$9,003	$2,013	$—	$—
Letters of credit (2)	4,771	4,771	—	—	—

Total commercial commitments	$15,787	$13,774	$2,013	$0	$0

(1)	We have contingent repurchase obligations outstanding at March 26, 2004 which have a finite life but are replaced as we continue to sell our manufactured homes to dealers under repurchase agreements with financial institutions. Our losses related to these contingent repurchase obligations were $212,000, $69,000 and $6,000 during fiscal 2002, 2003, and 2004, respectively. For additional information on our repurchase obligations, see critical accounting policies – reserve for repurchase obligations.

(2)	We have provided letters of credit to providers of certain of our insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies as is customary in the industry.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     Impairment of Intangible Assets. In assessing the recoverability of our intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

     Revenue recognition. Retail sales, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. Homes sold to independent retailers are recognized when the home is shipped which is when the title passes to the independent retailer. The transportation cost is borne by the independent retailer.

     Warranties. We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include historical warranty experience related to the actual number of calls and the average cost per call. Although we maintain reserves for such claims based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material effect on our results of operations.

     Reserve for Repurchase Obligations. Manufactured housing companies enter into repurchase agreements with financial institutions which have provided wholesale floor plan financing to independent retailers. These agreements generally provide that in the event of a retailer’s default we will repurchase the financed home from the lending institution at declining prices over the term of the repurchase agreement (generally 12 –18 months). The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 22% of our homes are sold to independent retailers; (ii) a majority of the homes we sell to independent retailers are pre-sold to specific retail customers; (iii) we monitor each retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of retailers; (v) none of our independent retailers accounted for more than 5% of our net sales in fiscal 2004; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses.

     Allowance for Loan Losses. CountryPlace originates and holds for investment purposes loans related to the retail sale of our manufactured homes, with such loans being collateralized primarily by the manufactured home. We provide allowances for estimated future loan losses at the time of sale and during the term of the loan. The allowance for loan losses gives consideration to the composition of the loan portfolio, including number of delinquencies and historical loss experience, and expectations as to future loan losses based upon industry knowledge. Although CountryPlace maintains an allowance for loan losses based upon these expectations and other criteria, future differences between CountryPlace’s expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require CountryPlace to provide additional allowances.

New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Effective March 29, 2003, we adopted SFAS No. 150 which specifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires that qualifying instruments be classified as liabilities in statements of financial position. The adoption of SFAS No. 150 did not have a material effect on our financial position, results of operations and cash flows.

     In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which requires the consolidation of variable interest entities, as defined, by the primary beneficiary of such entities. In general, variable interest entities are entities that do not have, or are not subject to control through, voting interests. The provisions of FIN 46, as revised, were applicable to us for any interests in certain special purpose variable interest entities in the fourth quarter of fiscal 2004. For all other types of variable interest entities, the provisions of FIN 46 were applicable in our first quarter of fiscal 2005. We do not hold any investments in, or are the primary beneficiary of, any type of variable interest entity, and thus the adoption of FIN 46 did not have a material effect on our financial position, results of operations or cash flows.

Securities and Exchange Commission “SEC Staff” Views on SFAS No. 95

     Members of the SEC Staff have recently advised us of their view that the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of our products or services should be presented as an operating activity, rather than as an investing activity, in the consolidated statement of cash flows. The accompanying consolidated statements of cash flows have been prepared on a basis consistent with our established interpretations of SFAS No. 95 and generally accepted accounting principles, including industry practice. Accordingly, the origination and collection of loans held for investment have been classified as an investing activity in the statement of cash flows. Alternatively, had we classified the origination and collection of loans held for investment as an operating activity, consistent with the view of members the SEC Staff discussed above, net cash provided by (used in) operating activities for the fiscal year ended March 28, 2003 and March 26, 2004 would have decreased to $16,812,000 and $(26,231,000), respectively and net cash provided by (used in) investing activities for the fiscal year ended March 28, 2003 and March 26, 2004 would have increased to $(34,609,000) and $3,176,000, respectively. The SEC Staff has indicated they are going to continue to consider this matter, the final resolution of which may require us to reclassify our cash flows as currently presented.

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

Financing for our retail customers may be limited, which could affect our sales volume.

     Our retail customers generally secure financing from third party lenders, which have been negatively affected by adverse loan experience. Conseco Finance Servicing Corp. and The Associates, which had provided financing for our customers, have withdrawn from the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. Financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

If CountryPlace is unable to securitize its loans, it will be required to seek other sources of long term funding, which funding may not be available.

     Our wholly-owned subsidiary, CountryPlace, originates chattel and non-conforming land home mortgage loans that are funded with proceeds from its warehouse borrowing facility and borrowings from us. We anticipate that a primary future source of funding for CountryPlace will be from securitizations of its mortgage loans. The proceeds from the securitizations will be used to repay borrowings from the warehouse facility and from us, as well as to originate new loans. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. Although the asset-backed securitization market for manufactured housing lenders has improved slightly in the past year in terms of access to the markets, as well as pricing and credit enhancement levels, poor performance of any loans we may securitize in the future could harm our future access to the securitization market. If CountryPlace is unable to securitize its loans on terms that are economical, or if there is a decline in the securitization market for manufactured housing lenders, and if CountryPlace is unable to obtain additional sources of long term funding, it could have a material adverse effect on our results of operations, financial condition and business prospects.

If CountryPlace is unable to adequately and timely service its loans, it may adversely affect its results of operations.

     Although CountryPlace has originated loans since 1995, it has limited loan servicing and collections experience. In 2002, it implemented new systems to service and collect the portfolio of loans it originates. The management of CountryPlace has industry experience in managing, servicing and collecting loan portfolios; however, many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the delinquency rate that results from improper servicing or mortgage loan performance in general could adversely affect the profitability and cash flow from the loan portfolio in CountryPlace.

If CountryPlace’s customers are unable to repay their loans, CountryPlace may be adversely affected.

     CountryPlace makes loans to borrowers that it believes are creditworthy based on its credit guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to:

•	national, regional and local economic conditions;

•	changes or continued weakness in specific industry segments;

•	natural hazard risks affecting the region in which the borrower resides; and

•	employment, financial or life circumstances.

If customers do not repay their loans, the profitability and cash flow from the loan portfolio could adversely affect CountryPlace and our consolidated financial position, results of operations and cash flows.

Reduced availability of wholesale financing may adversely affect our inventory levels of new homes.

     We finance a portion of our new inventory at our retail superstores through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. After the departure of Conseco Finance Servicing Corp. from wholesale financing, in 2002, Deutsche Financial Services Corporation announced that they were exiting the floor plan financing business. Although we currently have floor plan facilities with financial institutions totaling $90 million, there can be no assurance that we will continue to have access to such facilities or that we will not be forced to reduce our new home inventory at our retail superstores.

Our repurchase agreements with floor plan lenders could result in increased costs.

     In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During fiscal 2004 and 2003, net expenses incurred under these repurchase agreements totaled $6,000 and $69,000, respectively.

Increased prices and unavailability of raw materials could have a material adverse effect on us.

     Our results of operations can be affected by the pricing and availability of raw materials. In 2004, we experienced an increase in prices of our raw materials of 14%. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs.

Three of the most important raw materials used in our operations, lumber, gypsum wallboard and insulation, have experienced significant price fluctuations in the past fiscal year. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

We are dependent on our executive officers and the loss of their service could adversely affect us.

     We are dependent to a significant extent upon the efforts of our executive officers, particularly Lee Posey, Chairman of the Board and Larry H. Keener, President and Chief Executive Officer. The loss of the services of one or more of our executive officers could have material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.

We are controlled by two shareholders, who may determine the outcome of all elections.

     Approximately 54% of our outstanding common stock is beneficially owned or controlled by our Chairman of the Board, Lee Posey and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

If inflation increases, we may not be able to offset inflation through increased selling prices.

     If there is a material increase in inflation in the future, it is unlikely that we will be able to increase our selling prices to completely offset the material increase in inflation and as a result, our operating results may be adversely affected.

The manufactured housing industry is highly competitive and some of our competitors have stronger balance sheets and cash flow, as well as greater access to capital, than we do. As a result of these competitive conditions, we may not be able to sustain past levels of sales or profitability.

     The manufactured housing industry is highly competitive, with relatively low barriers to entry. Manufactured and modular homes compete with new and existing site-built homes and to a lesser degree, with apartments, townhouses and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, retailer promotions, merchandising and terms of consumer financing. Some of our competitors have substantially greater financial, manufacturing, distribution and marketing resources than we do. As a result of these competitive conditions, we may not be able to sustain past levels of sales or profitability.

Our business is highly cyclical and there may be significant fluctuations in our quarterly results.

     The manufactured and modular housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

•	the level and stability of interest rates;

•	unemployment trends;

•	the availability of retail financing;

•	the availability of wholesale financing;

•	housing supply and demand;

•	international tensions and hostilities;

•	levels of consumer confidence;

•	inventory levels; and

•	changes in general economic conditions.

     Sales in our industry are also seasonal in nature, with sales of homes traditionally being stronger in the spring, summer and fall months. The cyclical and seasonal nature of our business causes our revenues and operating results to fluctuate and makes it difficult for management to forecast sales and profits in uncertain times. As a result of seasonal and cyclical downturns, results from any quarter should not be relied upon as being indicative of performance in future quarters.

We are concentrated geographically, which could harm our business.

     In fiscal 2004, 26% of our revenues were generated in Texas. Additionally, in fiscal 2004, 18% of our revenues were generated in Florida and 10% of our revenues were generated in North Carolina. A decline in the demand for manufactured housing in these three states and/or a decline in the economies of these three states could have a material adverse effect on our results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

     For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of March 26, 2004 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.6 million.

     For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 26, 2004 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.6 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors
Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries (the “Company”) as of March 26, 2004 and March 28, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 26, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 26, 2004 and March 28, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 26, 2004, in conformity with accounting principles generally accepted in the United States.

Dallas, Texas	Ernst & Young LLP
May 1, 2004

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands)

	March 28,	March 26,
	2003	2004
Assets
Cash and cash equivalents	$45,592	$50,915
Restricted cash	4,484	4,771
Investments	23,987	21,126
Trade receivables	66,346	48,766
Loans held for investment, net	32,135	96,833
Inventories	115,753	113,799
Prepaid expenses and other assets	14,952	14,207
Deferred tax asset, net	8,547	10,352
Property, plant and equipment, at cost:
Land and improvements	36,347	35,969
Buildings and improvements	64,808	63,818
Machinery and equipment	62,322	63,402
Construction in progress	1,985	2,472

	165,462	165,661
Accumulated depreciation	72,575	83,114

	92,887	82,547
Goodwill, net	78,079	78,506

Total assets	$482,762	$521,822

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 28,	March 26,
	2003	2004
Liabilities and Shareholders’ Equity
Accounts payable	$32,059	$46,103
Accrued liabilities	58,195	59,149
Floor plan payable	114,437	84,069
Warehouse revolving debt	15,135	74,071
Bonds payable	2,567	2,377

Total liabilities	222,393	265,769
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized shares – 2,000,000
Issued and outstanding shares – none	—	—
Common stock, $.01 par value
Authorized shares – 50,000,000
Issued shares – 23,807,879 at March 28, 2003 and March 26, 2004	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	223,580	217,563
Accumulated other comprehensive income	195	767

	278,163	272,718
Less treasury shares – 948,557 at March 28, 2003, and 970,417 at March 26, 2004	(15,657)	(16,057)
Unearned compensation	(2,137)	(608)

Total shareholders’ equity	260,369	256,053

Total liabilities and shareholders’ equity	$482,762	$521,822

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Operation
(In thousands, except per share data)

	Year Ended
	March 29,	March 28,	March 26,
	2002	2003	2004
Net sales	$627,380	$573,130	$578,465
Cost of sales	426,356	408,725	427,826
Selling, general and administrative expenses	168,171	157,474	157,414

Income (loss) from operations	32,853	6,931	(6,775)
Interest expense	(8,377)	(6,676)	(5,566)
Equity in earnings of limited partnership	—	3,416	1,848
Other income	6,450	1,458	1,440

Income (loss) before income taxes	30,926	5,129	(9,053)
Income tax benefit (expense)	(11,478)	(1,908)	3,036

Net income (loss)	$19,448	$3,221	$(6,017)

Net income (loss) per common share - basic and diluted	$0.85	$0.14	$(0.26)

Weighted average common shares outstanding – basic and diluted	22,820	22,913	22,857

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Shares		Unearned
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Compensation	Total
Balance at March 30, 2001	23,807,879	$239	$54,149	$200,911	$2,869	(964,590)	$(16,512)	$(6,004)	$235,652
Comprehensive income
Net income	–	–	–	19,448	–	–	–	–	19,448
Unrealized gain on securities available- for-sale	–	–	–	–	845	–	–	–	845
Realization of gains on interest only strips	–	–	–	–	(1,775)	–	–	–	(1,775)

Total comprehensive income	–	–	–	–	–	–	–	–	18,518
Treasury shares purchased, net	–	–	–	–	–	144,356	2,981	–	2,981
Long-Term Incentive Plan
Shares granted	–	–	–	–	–	–	–	(2,987)	(2,987)
Terminations	–	–	–	–	–	(38,273)	(638)	638	–
Provision	–	–	–	–	–	–	–	2,493	2,493

Balance at March 29, 2002	23,807,879	239	54,149	220,359	1,939	(858,507)	(14,169)	(5,860)	256,657
Comprehensive income
Net income	–	–	–	3,221	–	–	–	–	3,221
Realization of gains on interest only strips	–	–	–	–	(1,939)	–	–	–	(1,939)
Unrealized gain on securities available-for-sale	–	–	–	–	195	–	–	–	195

Total comprehensive income	–	–	–	–	–	–	–	–	1,477
Treasury shares purchased, net	–	–	–	–	–	(12,518)	(228)	–	(228)
Long-Term Incentive Plan
Terminations	–	–	–	–	–	(77,532)	(1,260)	1,260	–
Provision	–	–	–	–	–	–	–	2,463	2,463

Balance at March 28, 2003	23,807,879	239	54,149	223,580	195	(948,557)	(15,657)	(2,137)	260,369
Comprehensive income
Net income (loss)	–	–	–	(6,017)	–	–	–	–	(6,017)
Unrealized gain on securities available-for-sale	–	–	–	–	572	–	–	–	572

Total comprehensive income (loss)	–	–	–			–	–	–	(5,445)
Treasury shares purchased, net	–	–	–	–	–	–	–	–	–
Long-Term Incentive Plan
Shares granted	–	–	–	–	–	9,463	156	(156)	–
Terminations	–	–	–	–	–	(31,323)	(556)	556	–
Provision	–	–	–	–	–	–	–	1,129	1,129

Balance at March 26, 2004	23,807,879	$239	$54,149	$217,563	$767	(970,417)	$(16,057)	$608	$256,053

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	March 29,	March 28,	March 26,
	2002	2003	2004
Operating Activities
Net income (loss)	$19,448	$3,221	$(6,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	12,087	13,798	14,167
Provision for credit losses	—	1,409	2,076
Deferred income taxes	(1,138)	740	(1,805)
(Gain) loss on disposition of assets	329	515	(439)
(Gain) loss on investments	—	1,002	(114)
Purchases of stock for Long-Term Incentive Plan	(2,987)	—	—
Provision for Long-Term Incentive Plan	2,493	2,463	1,129
Equity in earnings of limited partnership	—	(3,416)	(1,848)
Changes in operating assets and liabilities:
Restricted cash	—	(4,484)	(287)
Trade receivables	3,497	11,357	17,580
Inventories	3,869	12,214	1,954
Prepaid expenses and other assets	(1,657)	4,694	(520)
Accounts payable and accrued expenses	(3,283)	3,181	14,667

Cash provided by operations	32,658	46,694	40,543
Loans originated for resale	(137,880)	(63,670)	—
Sale of loans	139,711	64,998	—

Net cash provided by operating activities	34,489	48,022	40,543
Investing Activities
Business acquired, net of cash acquired	—	(31,789)	—
Investment in limited partnership	—	(3,000)	—
Distributions from investment in limited partnership	—	1,525	1,850
Loans originated for investment	—	(32,859)	(77,090)
Principal payments on loans originated	—	1,649	10,316
Purchases of property, plant and equipment, net of proceeds from disposition	(14,708)	(6,407)	(2,552)
Purchases of investments	(13,318)	(5,470)	(8,337)
Sales of investments	8,399	10,532	12,215

Net cash used in investing activities	(19,627)	(65,819)	(63,598)
Financing Activities
Net payments on floor plan payable	(9,770)	(20,540)	(30,368)
Net proceeds from warehouse revolving debt	—	15,135	58,936
Principal payments on bonds payable	(166)	(175)	(190)
Net purchases of treasury stock	2,981	(228)	—

Net cash provided by (used in) financing activities	(6,955)	(5,808)	28,378
Net increase (decrease) in cash and cash equivalents	7,907	(23,605)	5,323
Cash and cash equivalents at beginning of year	61,290	69,197	45,592

Cash and cash equivalents at end of year	$69,197	$45,592	$50,915

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,896	$6,257	$4,458
Income taxes	$15,409	$361	$230

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. (the “Company”) and its majority-owned and wholly-owned subsidiaries. Investments in 50% or less-owned entities are accounted for under the equity method. CountryPlace Mortgage, Ltd. is 80% owned by the Company. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Friday in March. Headquartered in Addison, Texas, the Company markets factory-built homes nationwide through vertically integrated operations, encompassing factory-built housing, chattel and mortgage bank financing, as well as insurance.

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used by management in preparation of the financial statements.

Revenue recognition

Retail sales, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. Homes sold to independent retailers are recognized when the home is shipped which is when the title passes to the independent retailer. Transportation costs, unless borne by the retail customer or independent retailer, are included in cost of sales.

Interest income on loans held for investment is recognized as net sales on an accrual basis. Loans receivable are placed on nonaccrual by the Company whenever payments become more than 120 days past due or once a related home is repossessed, whichever is earlier. Loan origination fees and certain direct loan origination costs are deferred and amortized into net sales over the contractual life of the loan using the interest method.

Most of the homes sold to independent retailers are financed through standard industry arrangements which include repurchase agreements (see Note 13). The Company extends credit in the normal course of business under normal trade terms and our receivables are subject to normal industry risk.

Premium income from insurance policies is recognized on an as earned basis. Premium amounts collected are amortized into net sales over the life of the policy. Policy acquisition costs are also amortized as cost of sales over the life of the policy.

Residual interests and recourse obligations

Through November 2002, CountryPlace Mortgage, Ltd. (“CountryPlace”), the Company’s finance subsidiary, originated and sold loan contracts to national consumer finance companies and received cash and/or retained a residual interest in the interest generated by the sold contracts. Since April 1, 1999, substantially all interest income on sold contracts was received in cash upon the sale of the contracts. Prior to April 1, 1999, a residual interest in the interest generated by the sold contracts was retained and recorded. The fair value of the residual interests was previously recorded on the balance sheet at fair value. Additionally, in some cases, in connection with the sale of loan contracts, CountryPlace was required to share in the losses resulting from defaults or prepayments of loan contracts previously sold and therefore established estimated losses at the time the loan contracts were sold.

During the fourth quarter of fiscal 2003, the Company sold all of its interest-only strip receivables related to loan contracts previously sold for approximately $7.0 million and was released from all of its related recourse obligations. No significant gain or loss was recorded in connection with this transaction. During the fiscal year ended March 28, 2002 and March 28, 2003, the Company recognized approximately $3.9 million and $1.0 million in gains, respectively, related to loan contracts sold. The Company had $0.8 million in unrealized gains for the

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

fiscal year ended March 29, 2002.

Cash and cash equivalents

Cash and cash equivalents are all liquid investments with maturities of three months or less when purchased.

Restricted cash

At March 26, 2004 and March 28, 2003, $4,771,000 and $4,484,000, respectively, of cash was pledged as collateral for outstanding letters of credit which collaterized insurance programs and surety bonds.

Loans held for investment

Loans held for investment are stated at the aggregate remaining unpaid principal balances less allowances for loan losses and unamortized deferred finance fees.

Allowance for loan losses

CountryPlace originates and holds for investment purposes loans related to the retail sale of factory-built Palm Harbor homes, with such loans being collateralized primarily by the factory-built home. The Company provides allowances for estimated future loan losses at the time of sale and during the term of the loan. The allowance for loan losses gives consideration to the composition of the loan portfolio, including number of delinquencies and historical loss experience, known losses due to existing repossessed homes, expected losses due to specific customer delinquencies, and expected future losses based on industry knowledge of losses for a given credit score. Although the Company maintains an allowance for loan losses based upon these expectations and other criteria, future differences between the Company’s expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require the Company to provide additional allowances. The Company recorded a provision for credit losses totaling $1,409,000 and $2,076,000 for fiscal 2003 and 2004, respectively, and four loans were charged off totaling $87,000 in fiscal 2004.

Investments

The Company holds investments as trading and available-for-sale. The trading account assets consist of marketable debt and equity securities and are stated at fair value. Marketable debt and equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in shareholders’ equity.

Inventories

Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.

Property, plant and equipment

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements’ useful lives. Estimated useful lives for significant classes of assets are as follows: Land and Improvements 10-15 years, Buildings and Improvements 3-15 years, and Machinery and Equipment 2-10 years. The Company had depreciation expense of $11,993,000, $13,704,000 and $13,331,000 in fiscal 2002, 2003 and 2004, respectively. Repairs and maintenance are expensed as incurred. The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. The Company has not recorded any impairment charges in fiscal 2002, 2003 or 2004.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Goodwill

Goodwill is the excess of cost over fair value of net assets of businesses acquired. Goodwill is no longer amortized. The Company tests goodwill annually for impairment by reporting unit and records an impairment charge when the implied fair value of goodwill is less than its carrying value. The Company’s two reporting units are factory-built housing and financial services. All of the Company’s goodwill relates to its factory-built housing reporting unit. The Company performed its annual goodwill impairment test for fiscal year 2004 as of December 27, 2003, the first day of its fourth fiscal quarter, and noted no implied impairment of goodwill.

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

Financial statement classifications

During the fiscal year ended March 28, 2003, the Company announced plans to significantly increase its finance operations through CountryPlace. As of March 26, 2004, CountryPlace had obtained a warehouse revolving debt facility of $200.0 million whereby CountryPlace could borrow against the facility on a short-term basis to fund the origination of manufactured housing loans until sufficient sums of loans are accumulated and then securitized with debt with longer-term maturities. As of March 26, 2004, the Company had approximately $96.8 million of net loans held for investment.

As a result of the Company’s plans to continue to significantly expand its finance and insurance operations, an accounting policy to no longer present a classified balance sheet was adopted in fiscal 2003.

Accumulated other comprehensive income

Accumulated other comprehensive income is presented net of income taxes and is comprised of unrealized gains and losses on securities available-for-sale.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Effective March 29, 2003, the Company adopted SFAS No. 150 which specifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that qualifying instruments be classified as liabilities in statements of financial position. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position, results of operations and cash flows.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires the consolidation of variable interest entities, as defined, by the primary beneficiary of such entities. In general, variable interest entities are entities that do not have, or are not subject to control through, voting interests. The provisions of FIN 46, as revised, were applicable to the Company for any interests in certain special purpose variable interest entities in the fourth quarter of fiscal 2004. For all other types of variable interest entities, the provisions of FIN 46 were applicable in the Company’s first quarter of fiscal 2005. The Company does not hold any investments in, or is the primary beneficiary of, any type of variable interest entity, and thus the adoption of FIN 46 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Securities and Exchange Commission “SEC Staff” Views on SFAS No. 95

Members of the SEC Staff recently advised the Company of their view that the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of products or services from the Company should be presented as an operating activity, rather than as an investing activity, in the consolidated statement of cash flows. The accompanying consolidated statements of cash flows have been prepared on a basis consistent with the Company’s established interpretations of SFAS No. 95 and generally accepted accounting principles, including industry practice. Accordingly, the origination and collection of loans held for investment have been classified as an investing activity in the statement of cash flows. Alternatively, had the Company classified the origination and collection of loans held for investment as an operating activity, consistent with the view of members the SEC Staff discussed above, net cash provided by (used in) operating activities for the fiscal year ended March 28, 2003 and March 26, 2004 would have decreased to $16,812,000 and $(26,231,000), respectively and net cash provided by (used in) investing activities for the fiscal year ended March 28, 2003 and March 26, 2004 would have increased to $(34,609,000) and $3,176,000, respectively. The SEC Staff has indicated they are going to continue to consider this matter, the final resolution of which may require the Company to reclassify its cash flows as currently presented.

2. Acquisitions/Investments

On June 7, 2002, the Company acquired Nationwide Custom Homes (“Nationwide”), a manufacturer and marketer of modular homes, for $32.5 million in cash. The acquisition was accounted for using the purchase method of accounting. The Company acquired Nationwide primarily to enhance its competitive position, extend its geographic presence, expand its product line offerings, target more customers in the higher-end market, and further complement its existing operations. These factors contributed to the Company’s purchase price, which resulted in approximately $25 million of goodwill. Proforma results of operations would not be materially different for fiscal year 2003 and therefore are not presented. The following table details a condensed balance sheet of Nationwide Homes assigning an amount to each major asset and liability account as of the acquisition date (in thousands):

Accounts receivable	$664
Inventories	5,919
Goodwill	25,397
Other assets	9,032
Accounts payable	(2,539)
Accrued liabilities	(5,790)
Other liabilities	(894)

$31,789

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is being accounted for using the equity method of accounting. During fiscal 2004, the Company’s equity in the net income of BSM was $1.8 million. Condensed balance sheets as of March 28, 2003 and March 26, 2004 and the condensed income statements for the fiscal years ending March 28, 2003 and March 26, 2004 are as follows (in thousands):

	March 28,	March 26,
	2003	2004
Cash	$390	$1,481
Receivable for mortgage notes assigned to investors	130,319	98,784
Other current assets	2,341	1,351
Property, plant and equipment, net	879	753
Other assets	52	103

Total assets	$133,981	$102,472

Warehouse revolving debt	$120,360	$91,942
Other current liabilities	5,921	2,993
Debt obligations	163	4
Partnership capital	7,537	7,533

Total liabilities and partnership capital	$133,981	$102,472

	Ten Months Ended	Twelve Month Ended
	March 28,	March 26,
	2003	2004
Revenues	$27,991	$47,710
Net income	6,831	3,696

3. Inventories

Inventories consist of the following:

	March 28,	March 26,
	2003	2004
	(in thousands)
Raw materials	$7,779	$10,113
Work in process	4,493	5,025
Finished goods – factory-built	2,337	2,920
Finished goods – retail	101,144	94,559
Finished goods – consumer	—	1,182

	$115,753	$113,799

4. Investments

The Company’s investments totaled $23,987,000 and $21,126,000 at March 28, 2003 and March 26, 2004, respectively. The fair value of the available-for-sale securities was $14,619,000 and $14,486,000, and the Company had net unrealized gains recorded of $195,000 and $767,000 at March 28, 2003 and March 26, 2004, respectively. The majority of the available-for-sale securities consist of U.S. government related obligations and other debt obligations with contractual maturities of generally 2 to 11 years. The remaining of the Company’s investments are classified as trading securities.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Floor plan payable

The Company has an agreement with a financial institution for an $80.0 million syndicated floor plan facility expiring March 19, 2006. The advance rate for this facility is 90% of manufacturer’s invoice. The Company has a second facility with another financial institution for $10.0 million, which automatically renews annually on October 11 unless a 30-day notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the new home inventory at the Company’s retail superstores and are secured by the new home inventory and a portion of receivables from financial institutions. The interest rates on the facilities are prime (4.00% at March 26, 2004) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of March 26, 2004 under its floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of March 26, 2004, the Company was in compliance with amended minimum financial requirements under the $80.0 million facility. However, the Company does not expect to be in compliance with the current covenants regarding funded debt to EBITDA, minimum EBITDA or minimum profitability during the next fiscal year. Accordingly, in April 2004, the Company obtained a firm commitment from the lending institution for a new, 3 year, $70.0 million floor plan facility conditional only upon customary preparation and execution of the final written agreement being entered into between the lender and the Company. The new floor plan facility will contain covenant requirements for minimum liquidity, tangible net worth, cash flow and profitability. The Company expects to be in compliance with the covenants of this new facility during the next fiscal year. The Company, at March 26, 2004, was not in compliance with the covenants under the $10.0 million facility, specifically the covenants for funded debt to EBITDA, minimum EBITDA or minimum profitability. The Company has obtained a three-month limited forbearance with respect to this $10.0 million facility. The limited forbearance limits, under certain conditions the financial institution from exercising its rights and remedies with respect to default under the terms of the floor plan agreement. It is not a waiver of the financial institution’s rights or remedies, does not obligate the financial institution to forbear on any type of default in the future and does not amend or waive any term or provision of the floor plan agreement, which continues unchanged and in full force and effect. The Company does not expect to be in compliance with these covenants in the next fiscal year and is in the process of renegotiating the facility. In the event the Company is not in compliance with any of its floor plan facility covenant requirements in future periods, the Company would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $114,437,000 and $84,069,000 outstanding under these floor plan credit facilities at March 28, 2003 and March 29, 2004, respectively.

6. Warehouse revolving debt

In March 2004, the Company, through its subsidiary CountryPlace, entered into an agreement with a financial institution for a $200.0 million loan warehouse borrowing facility to fund chattel loans originated by company-owned retail superstores, replacing its previous warehouse facility. This new facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.125% at March 26, 2004) plus 2.00%. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. The previous facility provided maximum funding of $125.0 million, an advance rate of 65%, an interest rate of LIBOR plus 1.25% and a one-year term. The new facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1,000,000 on March 18, 2005. CountryPlace had outstanding borrowings under warehouse facilities of $15,135,000 and $74,071,000 as of March 28, 2003 and March 26, 2004, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. As of March 26, 2004, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. During the year ended March 26, 2004, the Company funded $26,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, the Company will have to fund from other sources an additional $20.0 million of these loan originations.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During the fiscal years ended March 28, 2003 and March 26, 2004, CountryPlace originated, net of financed loan points, approximately $32,859,000 and $ 77,090,000 of chattel loans, respectively. Of these amounts, in fiscal 2003, $17,724,000 of loan originations was funded by the Company’s operations and $15,135,000 was funded through warehouse borrowings, and in fiscal 2004 $13,347,000 of loan originations was funded by the Company’s operations and $63,744,000 was funded through warehouse borrowings.

7. Accrued liabilities

Accrued liabilities consist of the following:

	March 28,	March 26,
	2003	2004
	(in thousands)
Salaries, wages and benefits	$15,981	$14,795
Accrued expenses on homes sold, including warranty	14,715	13,818
Customer deposits	11,954	14,184
Sales incentives	4,285	4,587
Other	11,260	11,765

	$58,195	$59,149

8. Bonds payable

     Bonds payable consist of the following:

	March 28,	March 26,
	2003	2004
	(in thousands)
Economic development revenue bonds; interest payable monthly at 7.54%; monthly interest and principal payments of $31,393 through January 2006 with final payment of $2,002,040 in February 2006	$2,567	$2,377

The revenue bonds require the maintenance of certain financial statement ratios, prohibit the payment of dividends and are collateralized by certain fixed assets having a carrying value as of March 26, 2004 of $4,319,000. The Company was in compliance with the financial statement ratios as of March 26, 2004.

Scheduled maturities of bonds payable are as follows (in thousands):

Fiscal Year	Amount
2005	$205
2006	2,172

$2,377

The carrying value of the Company’s bonds payable approximates their fair value.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9. Income taxes

Income tax expense for fiscal years 2002, 2003 and 2004 is as follows:

	March 29,	March 28,	March 26,
	2002	2003	2004
	(in thousands)
Current
Federal	$11,566	$433	$(1,544)
State	911	420	387
Deferred	(999)	1,055	(1,879)

Total income tax expense (benefit)	$11,478	$1,908	$(3,036)

Significant components of deferred tax assets and liabilities are as follows:

	March 28,	March 26,
	2003	2004
	(in thousands)
Deferred tax assets
Warranty reserves	$196	$141
Accrued liabilities	5,155	4,919
Inventory	2,310	2,699
Unrecognized income	532	268
Property and equipment	2,875	3,701
Other	2,617	2,657

Total deferred tax assets	13,685	14,385
Deferred tax liabilities
Tax benefits purchased	1,313	685
Other	3,825	3,348

Total deferred tax liabilities	5,138	4,033

Net deferred income tax assets	$8,547	$10,352

Tax benefits purchased are investments in Safe Harbor lease agreements that are carried net of tax benefits realized. The balance will be amortized over the remaining term of the related lease.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons:

	March 29,	March 28,	March 26,
	2002	2003	2004
	(in thousands)
Tax at statutory rate	$10,824	$1,795	$(3,169)
Increases (decreases)
State taxes — net of federal tax benefit	592	273	26
Tax exempt interest	(110)	(84)	(77)
Other	172	(76)	184

Income tax expense (benefit)	$11,478	$1,908	$(3,036)

Effective tax rate	37.1%	37.2%	(33.5%)

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

10. Shareholders’ equity

The Board of Directors may, without further action by the Company’s shareholders, from time to time, authorize the issuance of shares of preferred stock in series and may, at the time of issuance, determine the powers, rights, preferences and limitations, including the dividend rate, conversion rights, voting rights, redemption price and liquidation preference, and the number of shares to be included in any such series. Any preferred stock so issued may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up, or both. In addition, any such shares of preferred stock may have class or series voting rights.

11. Long-Term Incentive Plan

Effective March 29, 1999, the Board of Directors approved the Fiscal Year 2000 Long-Term Incentive Plan (the “Plan”) whereby certain key associates received awards of restricted common stock. The Company’s Chairman and President/CEO do not participate in the Plan. Shares awarded under the Plan are either purchased by the Company in the open market or transferred from the Company’s treasury stock account. These restricted stock awards give the associate the right to receive a specific number of shares of common stock contingent upon remaining an associate of the Company for a specified period. Effective April 3, 2000, April 2, 2001 and April 1, 2002, the Board of Directors approved the Fiscal Year 2001 Long-Term Incentive Plan (the “2001 Plan”), the Fiscal Year 2002 Long-Term Incentive Plan (the “2002 Plan”) and the Fiscal Year 2003 Long-Term Incentive Plan (the “2003 Plan”), respectively. The 2001 Plan, 2002 Plan and the 2003 Plan have substantially the same terms as the Plan. The adoption of the Fiscal Year 2004 Long-Term Incentive Plan was modified until certain earnings levels are achieved.

The unamortized cost of the common stock acquired by the Company for the participants in the plans is reflected as “Unearned Compensation” in the accompanying Consolidated Balance Sheets. The plans are administered by a committee authorized by the Board of Directors.

12. Employee plan

The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 18% of eligible compensation to the 401k Plan. The Company matches 50% of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $1,627,000, $1,631,000 and $1,123,000 in fiscal years 2002, 2003 and 2004, respectively.

13. Commitments and contingencies

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 26, 2004, are as follows (in thousands):

Fiscal Year	Amount
2005	$5,400
2006	3,217
2007	2,284
2008	2,052
2009 and thereafter	8,554

$21,507

Rent expense (net of sublease income) was $8,617,000, $8,124,000 and $8,451,000 for fiscal years 2002, 2003 and 2004, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 26, 2004, the Company estimates that its potential obligations under all repurchase agreements were approximately $11.0 million. However, it is management’s

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

opinion that no material loss will occur from the repurchase agreements. During fiscal years 2002, 2003 and 2004, net expenses incurred by the Company under these repurchase agreements totaled $212,000, $69,000 and $6,000, respectively.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14. Other income

During fiscal years 2002, 2003 and 2004, the Company recorded interest income of $3,823,000, $1,700,000 and $826,000, respectively and other income (expense) of $2,627,000, $(242,000) and $614,000, respectively. Other income consists primarily of income earned on a real estate investment of $2,700,000 in fiscal 2002, $928,000 in fiscal 2003 and $457,000 in fiscal 2004, partially offset by a $1,000,000 loss on short-term investments in fiscal 2003.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Business segment information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2002, 2003 and 2004 (in thousands):

	Year Ended
	March 29,	March 28,	March 26,
	2002	2003	2004
Net sales
Factory-built housing	$604,298	$554,613	$557,111
Financial services	23,082	18,517	21,354

	$627,380	$573,130	$578,465

Income (loss) from operations
Factory-built housing	$38,342	$11,650	$2,269
Financial services	10,844	6,237	7,767
General corporate expenses	(16,333)	(10,956)	(16,811)

	$32,853	$6,931	$(6,775)

Interest expense	$(8,377)	$(6,676)	$(5,566)
Equity in earnings of limited partnership	—	3,416	1,848
Other income	6,450	1,458	1,440

Income (loss) before income taxes	$30,926	$5,129	$(9,053)

Identifiable assets
Factory-built housing	$291,438	$287,947	$256,209
Financial services	69,715	86,993	152,101
Other	112,118	107,627	113,512

	$473,271	$482,567	$521,822

Depreciation and amortization
Factory-built housing	$11,435	$13,030	$12,543
Financial services	137	118	966
Other	515	650	658

	$12,087	$13,798	$14,167

Capital expenditures
Factory-built housing	$13,819	$5,773	$2,387
Financial services	138	452	165
Other	816	182	—

	$14,773	$6,407	$2,552

Net sales for financial services consists of:
Insurance	$13,465	$11,840	$13,145
Finance	9,617	6,677	8,209

	$23,082	$18,517	$21,354

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Accrued product warranty obligations

The following table summarizes the changes in accrued product warranty obligations during the last three fiscal years. A portion of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet.

Accrued warranty
obligation
(in thousands)
Reserves at March 30, 2001	$8,183
Net warranty expense provided	16,182
Cash warranty payments	(17,782)

Reserves at March 29, 2002	6,583
Net warranty expense provided	11,721
Cash warranty payments	(13,961)

Reserves at March 28, 2003	4,343
Net warranty expense provided	13,835
Cash warranty payments	(14,170)

Reserves at March 26, 2004	$4,008

17. Quarterly financial data (unaudited)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2003 and 2004.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands, except per share data)
Fiscal Year Ended March 28, 2003
Net sales	$138,459	$149,612	$148,974	$136,085	$573,130
Gross profit	39,539	44,327	42,920	37,619	164,405
Income (loss) from operations	(935)	3,269	4,758	(161)	6,931
Net income (loss)	(1,307)	1,612	2,733	183	3,221
Earnings (loss) per share – basic and diluted	$(0.06)	$0.07	$0.12	$0.01	$0.14
Fiscal Year Ended March 26, 2004
Net sales	$155,899	$148,547	$144,215	$129,804	$578,465
Gross profit	40,377	39,134	36,628	34,500	150,639
Income (loss) from operations	82	59	(3,535)	(3,381)	(6,775)
Net income (loss)	812	515	(4,132)	(3,212)	(6,017)
Earnings (loss) per share – basic and diluted	$0.04	$0.02	$(0.18)	$(0.14)	$(0.26)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART III.

Item 10. Directors and Executive Officers of the Registrant

     (a) Information with respect to our board of directors and executive officers is incorporated by reference from our definitive proxy statement to be filed with the SEC on or before June 10, 2004 in connection with our annual meeting of shareholders to be held July 28, 2004.

     (b) Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act during our most recent fiscal year, other than our Chief Executive Officer who filed a Form 4 seven days late and our Chief Financial Officer who filed a Form 4 one day late, no person who, at any time during the most recent fiscal year was a director, officer, beneficial owner of more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11. Executive Compensation

     Information with respect to executive compensation is incorporated by reference from our definitive proxy statement to be filed with the SEC on or before June 10, 2004 in connection with our annual meeting of shareholders to be held July 28, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from our definitive proxy statement to be filed with the SEC on or before June 10, 2004 in connection with the annual meeting of shareholders to be held July 28, 2004.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accountant Fees and Services

     Information with respect to principal accountant fees and services is incorporated by reference from our definitive proxy statement to be filed with the SEC on or before June 10, 2004 in connection with our annual meeting of shareholders to be held July 28, 2004.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)   (1) Financial Statements

          Our Consolidated Financial Statements for the year ended March 26, 2004 are included on pages 23 through 40 of this report.

(2)	Financial Statement Schedules

None

(3)	Index to Exhibits

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.1	Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

10.2
Form of Indemnification Agreement between the Company and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.3	Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.4
Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page of the Report).

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.

*32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener

*32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

*	Filed herewith

(b)	None.

(c)	See Item 14(a)(3) above.

(d)	None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on May 3, 2004.

PALM HARBOR HOMES, INC.

/s/ Lee Posey

Lee Posey, Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 26, 2004 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date
/s/ Lee Posey Lee Posey	Chairman of the Board and Director (Principal Executive Officer)	May 3, 2004

/s/ Larry H. Keener Larry H. Keener	Chief Executive Officer, President and Director	May 3, 2004

/s/ Kelly Tacke Kelly Tacke	Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 3, 2004

/s/ William R. Thomas William R. Thomas	Director	May 3, 2004

/s/ Walter D. Rosenberg, Jr. Walter D. Rosenberg, Jr.	Director	May 3, 2004

/s/ Frederick R. Meyer Frederick R. Meyer	Director	May 3, 2004

/s/ John H. Wilson John H. Wilson	Director	May 3, 2004

/s/ A. Gary Shilling A. Gary Shilling	Director	May 3, 2004

/s/ Jerry D. Mallonee Jerry D. Mallonee	Director	May 3, 2004

INDEX TO EXHIBITS

Exhibits
No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.1	Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

10.2
Form of Indemnification Agreement between Palm Harbor and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.3	Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.4
Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst & Young LLP.

24.1	Power of Attorney (included on the signature page of the Report).

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.

*32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener

*32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

*	Filed herewith