Form 10-K/A
period 2004-03-26
PALM HARBOR HOMES INC /FL/
filed 2004-06-29
CIK 923473

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 26, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-24268

PALM HARBOR HOMES, INC.

(Exact name of registrant as specified in our charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	59-1036634 (I.R.S. Employer Identification No.)

15303 Dallas Parkway, Suite 800, Addison, Texas (Address of Principal Executive Offices)	75001 (Zip Code)

Registrant’s telephone number, including area code: (972) 991-2422

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 26, 2003, was $167,669,754 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market. As of April 30, 2004, 22,837,462 shares of the registrant’s common stock were issued and outstanding.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement relating to our Annual Meeting of Shareholders to be held July 28, 2004 are incorporated by reference in Part III.

EXPLANATION OF AMENDMENT

Palm Harbor Homes, Inc. is filing this form 10-K/A as Amendment No. 1 to its Annual Report on Form 10-K for the year ended March 26, 2004 that was filed with the Securities and Exchange Commission on May 3, 2004 for the purpose of re-filing Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data.” See “Resolution of Securities and Exchange Commission ‘SEC Staff’ views on SFAS No. 95” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data.”

PART II

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

Liquidity and Capital Resources

     Cash and cash equivalents totaled $50.9 million at March 26, 2004, up from $45.6 million at March 28, 2003. During fiscal 2004, net cash of $26.2 million was used in operating activities primarily for originating loans at CountryPlace, increased accounts payable and decreased trade receivables. The amount of loans originated at CountryPlace increased due to a full year of originations in fiscal 2004 versus less than half a year of originations in fiscal 2003. Payables increased due to temporarily renegotiated payment terms with certain vendors and receivables decreased due to increased collection efforts. At the beginning of fiscal 2005, payment terms returned to original terms following CountryPlace’s successful renegotiation of the warehouse facility. Net cash provided by investing activities primarily consisted of sales of investments of $12.2 million offset by purchases of investments of $8.3 million. Net proceeds from the warehouse facility of $58.9 million were offset by payments of $30.4 million on floor plan liabilities, and contributed to the $28.4 million in net cash provided by financing activities.

     We have an agreement with a financial institution for an $80.0 million syndicated floor plan facility expiring March 19, 2006. The advance rate for this facility is 90% of manufacturer’s invoice. We have a second facility with another financial institution for $10.0 million, which automatically renews annually on October 11 unless a 30-day notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the new home inventory at our retail superstores and are secured by new home inventory and a portion of receivables from financial institutions. The interest rates on the facilities are prime (4.00% at March 26, 2004) or prime plus 1.0% to 3.0% for aged units, of which we had none as of March 26, 2004 under our floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which we must maintain in order to borrow against the facilities. As of March 26, 2004, we were in compliance with the amended financial requirements under the $80.0 million facility. However, we do not expect to be in compliance with amended current covenants regarding funded debt to EBITDA, minimum EBITDA or minimum profitability during the next fiscal year. Accordingly, in April 2004, we obtained a firm commitment from the lending institution for a new, 3 year, $70.0 million floor plan facility conditional only upon customary preparation and execution of the final written agreement being entered into between the lender and us. The new floor plan facility will contain covenant requirements for minimum liquidity, tangible net worth, cash flow and profitability. We expect to be in compliance with the covenants of this new facility during the next fiscal year. We were not in compliance with the covenants under the $10.0 million facility, specifically funded debt to EBITDA, minimum EBITDA or minimum profitability. We have obtained a three-month limited forbearance with respect to this $10.0 million facility. The limited forbearance limits, under certain conditions, the financial institution from exercising its rights and remedies with respect to default under the terms of the floor plan agreement. It is not a waiver of the financial institution’s rights or remedies, does not obligate the financial institution to forbear on any type of default in the future and does not amend or waive any term or provision of the floor plan agreement, which continues unchanged and in full force and effect. We do not expect to be in compliance with these covenants in the next fiscal year and are in the process of renegotiating the facility. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $114.4 million and $84.1 million outstanding under these floor plan credit facilities at March 28, 2003 and March 29, 2004, respectively.

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

     CountryPlace currently intends to originate and hold loans for investment on a long-term basis. CountryPlace makes loans to borrowers that it believes are credit worthy based onits credit guidelines. However, originating and holding loans for investment subjects CountryPlace to more credit and interest rate risk than the previous business practice of originating loans for resale. The ability of customers to repay their loans may be affected by a number of factors and if customers do not repay their loans, the profitability and cash flow of the loan portfolio would be adversely affected. CountryPlace intends to securitize its loan portfolio on a routine basis. While we believe it will be able to obtain additional liquidity through the securitization of such loans, no assurances can be made that CountryPlace will successfully complete securitization transactions on acceptable terms and conditions, if at all.

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

Resolution of Securities and Exchange Commission “SEC Staff” views on SFAS No. 95

     We were recently notified by members of the SEC Staff that the SEC Staff’s view on the Consolidated Statement of Cash Flows had now been confirmed by Staff Members of the Office of the Chief Accountant of the SEC and we should now restate the Consolidated Statement of Cash Flows to conform with the SEC views. Accordingly, the Consolidated Statement of Cash Flows has been restated to classify the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of products or services from us as operating activities rather than investing activities. As previously disclosed in our Consolidated Financial Statements in the Form 10-K, the restatement of the Consolidated Statement of Cash Flows had the following effect:

	Year Ended		Year Ended
	March 28, 2003		March 26, 2004
	As Presented	Restated	As Presented	Restated
Net cash provided by (used in)
operating activities:	$48,022	$16,812	$40,543	($26,231)
Net cash provided by (used in)
investing activities:	($65,819)	($34,609)	($63,598)	$3,176

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

     Our 80%-owned subsidiary, CountryPlace, originates chattel and non-conforming land home mortgage loans that are funded with proceeds from its warehouse borrowing facility and borrowings from us. We anticipate that a primary future source of funding for CountryPlace will be from securitizations of its mortgage loans. The proceeds from the securitizations will be used to repay borrowings from the warehouse facility and from us, as well as to originate new loans. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. Although the asset-backed securitization market for manufactured housing lenders has improved slightly in the past year in terms of access to the markets, as well as pricing and credit enhancement levels, poor performance of any loans we may securitize in the future could harm our future access to the securitization market. If CountryPlace is unable to securitize its loans on terms that are economical, or if there is a decline in the securitization market for manufactured housing lenders, and if CountryPlace is unable to obtain additional sources of long term funding, it could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 26, 2004 and March 28, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 26, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company restated its consolidated statement of cash flows for the fiscal years ended March 26, 2004 and March 28, 2003.

Dallas, Texas May 1, 2004, except for the last paragraph of Note 1 and Note 18 - Subsequent Event, both of which the date is June 28, 2004	Ernst & Young LLP

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands)

	March 28,	March 26,
	2003	2004
Assets
Cash and cash equivalents	$45,592	$50,915
Restricted cash	4,484	4,771
Investments	23,987	21,126
Trade receivables	66,346	48,766
Loans held for investment, net	32,135	96,833
Inventories	115,753	113,799
Prepaid expenses and other assets	14,952	14,207
Deferred tax asset, net	8,547	10,352
Property, plant and equipment, at cost:
Land and improvements	36,347	35,969
Buildings and improvements	64,808	63,818
Machinery and equipment	62,322	63,402
Construction in progress	1,985	2,472

	165,462	165,661
Accumulated depreciation	72,575	83,114

	92,887	82,547
Goodwill, net	78,079	78,506

Total assets	$482,762	$521,822

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 28,	March 26,
	2003	2004
Liabilities and Shareholders’ Equity
Accounts payable	$32,059	$46,103
Accrued liabilities	58,195	59,149
Floor plan payable	114,437	84,069
Warehouse revolving debt	15,135	74,071
Bonds payable	2,567	2,377

Total liabilities	222,393	265,769
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

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Shares		Unearned
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Compensation	Total
Balance at March 30, 2001	23,807,879	$239	$54,149	$200,911	$2,869	(964,590)	$(16,512)	$(6,004)	$235,652
Comprehensive income
Net income	—	—	—	19,448	—	—	—	—	19,448
Unrealized gain on securities available- for-sale	—	—	—	—	845	—	—	—	845
Realization of gains on interest only strips	—	—	—	—	(1,775)	—	—	—	(1,775)

Total comprehensive income	—	—	—	—	—	—	—	—	18,518
Treasury shares purchased, net	—	—	—	—	—	144,356	2,981	—	2,981
Long-Term Incentive Plan
Shares granted	—	—	—	—	—	—	—	(2,987)	(2,987)
Terminations	—	—	—	—	—	(38,273)	(638)	638	—
Provision	—	—	—	—	—	—	—	2,493	2,493

Balance at March 29, 2002	23,807,879	239	54,149	220,359	1,939	(858,507)	(14,169)	(5,860)	256,657
Comprehensive income
Net income	—	—	—	3,221	—	—	—	—	3,221
Realization of gains on interest only strips	—	—	—	—	(1,939)	—	—	—	(1,939)
Unrealized gain on securities available-for- sale	—	—	—	—	195	—	—	—	195

Total comprehensive income	—	—	—	—	—	—	—	—	1,477
Treasury shares purchased, net	—	—	—	—	—	(12,518)	(228)	—	(228)
Long-Term Incentive Plan
Terminations	—	—	—	—	—	(77,532)	(1,260)	1,260	—
Provision	—	—	—	—	—	—	—	2,463	2,463

Balance at March 28, 2003	23,807,879	239	54,149	223,580	195	(948,557)	(15,657)	(2,137)	260,369
Comprehensive income
Net income (loss)	—	—	—	(6,017)	—	—	—	—	(6,017)
Unrealized gain on securities available-for- sale	—	—	—	—	572	—	—	—	572

Total comprehensive income (loss)			—	—	—	—	—	—	(5,445)
Treasury shares purchased, net	—	—	—	—	—	—	—	—	—
Long-Term Incentive Plan
Shares granted	—	—	—	—	—	9,463	156	(156)	—
Terminations	—	—	—	—	—	(31,323)	(556)	556	—
Provision	—	—	—	—	—	—	—	1,129	1,129

Balance at March 26, 2004	23,807,879	$239	$54,149	$217,563	$767	(970,417)	$(16,057)	$608	$256,053

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	March 29,	March 28,	March 26,
	2002	2003	2004
		(Restated)	(Restated)
Operating Activities
Net income (loss)	$19,448	$3,221	$(6,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	12,087	13,798	14,167
Provision for credit losses	—	1,409	2,076
Deferred income taxes	(1,138)	740	(1,805)
(Gain) loss on disposition of assets	329	515	(439)
(Gain) loss on investments	—	1,002	(114)
Purchases of stock for Long-Term Incentive Plan	(2,987)	—	—
Provision for Long-Term Incentive Plan	2,493	2,463	1,129
Equity in earnings of limited partnership	—	(3,416)	(1,848)
Changes in operating assets and liabilities:
Restricted cash	—	(4,484)	(287)
Trade receivables	3,497	11,357	17,580
Loans originated for investment	—	(32,859)	(77,090)
Principal payments on loans originated	—	1,649	10,316
Inventories	3,869	12,214	1,954
Prepaid expenses and other assets	(1,657)	4,694	(520)
Accounts payable and accrued expenses	(3,283)	3,181	14,667

Cash provided by (used in) operations	32,658	15,484	(26,231)
Loans originated for resale	(137,880)	(63,670)	—
Sale of loans	139,711	64,998	—

Net cash provided by (used in) operating activities	34,489	16,812	(26,231)
Investing Activities
Business acquired, net of cash acquired	—	(31,789)	—
Investment in limited partnership	—	(3,000)	—
Distributions from investment in limited partnership	—	1,525	1,850
Purchases of property, plant and equipment, net of proceeds from disposition	(14,708)	(6,407)	(2,552)
Purchases of investments	(13,318)	(5,470)	(8,337)
Sales of investments	8,399	10,532	12,215

Net cash provided by (used in) investing activities	(19,627)	(34,609)	3,176
Financing Activities
Net payments on floor plan payable	(9,770)	(20,540)	(30,368)
Net proceeds from warehouse revolving debt	—	15,135	58,936
Principal payments on bonds payable	(166)	(175)	(190)
Net purchases of treasury stock	2,981	(228)	—

Net cash provided by (used in) financing activities	(6,955)	(5,808)	28,378
Net increase (decrease) in cash and cash equivalents	7,907	(23,605)	5,323
Cash and cash equivalents at beginning of year	61,290	69,197	45,592

Cash and cash equivalents at end of year	$69,197	$45,592	$50,915

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,896	$6,257	$4,458
Income taxes	$15,409	$361	$230

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

During the fourth quarter of fiscal 2003, the Company sold all of its interest-only strip receivables related to loan contracts previously sold for approximately $7.0 million and was released from all of its related recourse obligations. No significant gain or loss was recorded in connection with this transaction. During the fiscal year ended March 28, 2002 and March 28, 2003, the Company recognized approximately $3.9 million and $1.0 million

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

in gains, respectively, related to loan contracts sold. The Company had $0.8 million in unrealized gains for the fiscal year ended March 29, 2002.

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

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Resolution of Securities and Exchange Commission “SEC Staff” views on SFAS No. 95

The Company was recently notified by members of the SEC Staff that the SEC Staff’s view on the Consolidated Statement of Cash Flows had now been confirmed by Staff Members of the Office of the Chief Accountant of the SEC and the Company should now restate the Consolidated Statement of Cash Flows to conform with the SEC views. Accordingly, the Consolidated Statement of Cash Flows has been restated to classify the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of products or services from the Company as operating activities rather than investing activities. As previously disclosed in the Company’s Consolidated Financial Statements in the Form 10-K, the restatement of the Consolidated Statement of Cash Flows had the following effect:

	Year Ended		Year Ended
	March 28, 2003		March 26, 2004
	As Presented	Restated	As Presented	Restated
Net cash provided by (used in) operating activities:	$48,022	$16,812	$40,543	($26,231)
Net cash provided by (used in) investing activities:	($65,819)	($34,609)	($63,598)	$3,176

2.	Acquisitions/Investments

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

The Company has an agreement with a financial institution for an $80.0 million syndicated floor plan facility expiring March 19, 2006. The advance rate for this facility is 90% of manufacturer’s invoice. The Company has a second facility with another financial institution for $10.0 million, which automatically renews annually on October 11 unless a 30-day notification of cancellation is received by the financial institution. These facilities are used to finance a major portion of the new home inventory at the Company’s retail superstores and are secured by new home inventory and a portion of receivables from financial institutions. The interest rates on the facilities are prime (4.00% at March 26, 2004) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of March 26, 2004 under its floor plan arrangements. These two floor plan facilities contain certain provisions regarding minimum financial requirements which the Company must maintain in order to borrow against the facilities. As of March 26, 2004, the Company was in compliance with the amended minimum financial requirements under the $80.0 million facility. However, the Company does not expect to be in compliance with the current covenants regarding funded debt to EBITDA, minimum EBITDA or minimum profitability during the next fiscal year. Accordingly, in April 2004, the Company obtained a firm commitment from the lending institution for a new, 3 year, $70.0 million floor plan facility conditional only upon customary preparation and execution of the final written agreement being entered into between the lender and the Company. The new floor plan facility will contain covenant requirements for minimum liquidity, tangible net worth, cash flow and profitability. The Company expects to be in compliance with the covenants of this new facility during the next fiscal year. The Company, at March 26, 2004, was not in compliance with the covenants under the $10.0 million facility, specifically the covenants for funded debt to EBITDA, minimum EBITDA or minimum profitability. The Company had obtained a three-month limited forbearance with respect to this $10.0 million facility. The limited forbearance limits, under certain conditions, the financial institution from exercising its rights and remedies with respect to default under the terms of the floor plan agreement. It is not a waiver of the financial institution’s rights or remedies, does not obligate the financial institution to forbear on any type of default in the future and does not amend or waive any term or provision of the floor plan agreement, which continues unchanged and in full force and effect. The Company does not expect to be in compliance with these covenants in the next fiscal year and is in the process of renegotiating the facility. In the event the Company is not in compliance any of its floor plan facility covenant requirements in future periods, the Company would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $114,437,000 and $84,069,000 outstanding under these floor plan credit facilities at March 28, 2003 and March 29, 2004, respectively.

6.	Warehouse revolving debt

In March 2004, the Company, through its subsidiary CountryPlace, entered into an agreement with a financial institution for a $200.0 million loan warehouse borrowing facility to fund chattel loans originated by company-owned retail superstores, replacing its previous warehouse facility. This new facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.125% at March 26, 2004) plus 2.00%. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. The previous facility provided maximum funding of $125.0 million, an advance rate of 65%, an interest rate of LIBOR plus 1.25% and a one-year term. The new facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1,000,000 on March 18, 2005. CountryPlace had outstanding borrowings under warehouse facilities of $15,135,000 and $74,071,000 as of March 28, 2003 and March 26, 2004, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, which are customary in the industry. As of March 26, 2004, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. During the year ended March 26, 2004, the Company funded $26,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 20% of any additional loan originations. Should

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

CountryPlace increase its borrowings under the facility to the maximum $200.0 million, the Company will have to fund from other sources an additional $20.0 million to of these loan originations.

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

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons:

	March 29,	March 28,	March 26,
	2002	2003	2004
	(in thousands)
Tax at statutory rate	$10,824	$1,795	$(3,169)
Increases (decreases)
State taxes - net of federal tax benefit	592	273	26
Tax exempt interest	(110)	(84)	(77)
Other	172	(76)	184

Income tax expense (benefit)	$11,478	$1,908	$(3,036)

Effective tax rate	37.1%	37.2%	(33.5%)

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

18. Subsequent Event

On May 5, 2004, the Company issued $65,000,000 aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “3.25% Notes”) in a private, unregistered offering. Interest on the 3.25% Notes is payable semi-annually in May and November. Within 120 days from the date of issue, the Company intends, for the benefit of the 3.25% Note holders, to file a shelf registration statement covering resales of the 3.25% Notes and the shares of the Company’s common stock issuable upon the conversion of the 3.25% Notes. The 3.25% Notes are senior, unsecured obligations and rank equal in right of payment to all of Palm Harbor’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the 3.25% Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock. On June 8, 2004, the initial purchaser of the 3.25% Notes exercised its option to purchase an additional $10,000,000 aggregate principal amount of the notes.

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

Signatures	Title	Date
/s/ Lee Posey Lee Posey	Chairman of the Board and Director (Principal Executive Officer)	May 3, 2004

/s/ Larry H. Keener Larry H. Keener	Chief Executive Officer, President and Director	May 3, 2004

/s/ Kelly Tacke Kelly Tacke	Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 3, 2004

/s/ William R. Thomas William R. Thomas	Director	May 3, 2004

/s/ Walter D. Rosenberg, Jr. Walter D. Rosenberg, Jr.	Director	May 3, 2004

/s/ Frederick R. Meyer Frederick R. Meyer	Director	May 3, 2004

/s/ John H. Wilson John H. Wilson	Director	May 3, 2004

/s/ A. Gary Shilling A. Gary Shilling	Director	May 3, 2004

/s/ Jerry D. Mallonee Jerry D. Mallonee	Director	May 3, 2004

INDEX TO EXHIBITS

Exhibits
No.	Description
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.
31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.