Form 10-Q
period 2004-06-25
PALM HARBOR HOMES INC /FL/
filed 2004-08-03
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on August 2, 2004 – 22,831,554.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 25,	March 26,
	2004	2004
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$67,552	$50,915
Restricted cash	3,502	4,771
Investments	20,996	21,126
Trade receivables	54,660	48,766
Loans held for investment, net	106,349	96,833
Inventories	115,230	113,799
Prepaid expenses and other assets	25,576	24,559
Property, plant and equipment, net	79,820	82,547
Goodwill	78,506	78,506

Total assets	$552,191	$521,822

Liabilities and shareholders’ equity
Accounts payable	$25,137	$46,103
Accrued liabilities	63,295	59,149
Floor plan payable	46,746	84,069
Warehouse revolving debt	82,973	74,071
Convertible senior notes	75,000	—
Bonds payable	2,327	2,377

Total liabilities	295,478	265,769
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value	$239	$239
Additional paid-in capital	54,149	54,149
Retained earnings	218,614	217,563
Accumulated other comprehensive income	395	767

	273,397	272,718
Less treasury shares	(16,180)	(16,057)
Unearned compensation	(504)	(608)

Total shareholders’ equity	256,713	256,053

Total liabilities and shareholders’ equity	$552,191	$521,822

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 25,	June 27,
	2004	2003
Net sales	$157,751	$155,899
Cost of sales	117,132	115,522
Selling, general and administrative expenses	37,537	40,295

Income from operations	3,082	82
Interest expense	(1,947)	(1,691)
Equity in earnings of limited partnership	445	2,358
Other income	142	586

Income before income taxes	1,722	1,335
Income tax expense	(671)	(523)

Net income	$1,051	$812

Net income per common share - basic and diluted	$0.05	$0.04

Weighted average common shares outstanding – basic and diluted	22,835	22,859

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 25,	June 27,
	2004	2003
		(Restated)
Operating Activities
Net income	$1,051	$812
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,316	3,768
Provision for credit losses	660	991
Loss (gain) on disposition of assets	70	(132)
Gain on investments	—	(109)
Provision for long-term incentive plan	180	434
Equity in earnings of limited partnership	(445)	(2,358)
Changes in operating assets and liabilities:
Restricted cash	1,269	203
Trade receivables	(5,894)	3,444
Loans originated for investment	(14,677)	(18,652)
Principal payments on loans originated	4,501	1,348
Inventories	(1,431)	5,713
Prepaid expenses and other assets	1,532	(123)
Accounts payable and accrued expenses	(16,796)	(1,674)

Net cash used in operating activities	(26,664)	(6,335)
Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(348)	(32)
Purchases of investments	(2,067)	(1,845)
Sales of investments	1,602	4,901

Net cash provided by (used in) investing activities	(813)	3,024
Financing Activities
Net payments on floor plan payable	(37,323)	(14,564)
Net proceeds from warehouse revolving debt	8,902	12,060
Proceeds from convertible senior notes, net of issuance costs	72,585	—
Principal payments on bonds payable	(50)	(47)

Net cash provided by (used in) financing activities	44,114	(2,551)
Net increase (decrease) in cash and cash equivalents	16,637	(5,862)
Cash and cash equivalents at beginning of period	50,915	45,592

Cash and cash equivalents at end of period	$67,552	$39,730

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,095	$1,314
Income taxes	(626)	62

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 26, 2004. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

The condensed consolidated balance sheet at March 26, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated statement of cash flows for the three months ended June 27, 2003 has been restated to classify the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of products or services from the Company as operating activities rather than investing activities.

2.	Inventories

Inventories consist of the following (in thousands):

	June 25,	March 26,
	2004	2004
Raw materials	$11,708	$10,113
Work in process	5,495	5,025
Finished goods – factory-built	2,994	2,920
Finished goods – retail	94,228	94,559
Finished goods – consumer	805	1,182

	$115,230	$113,799

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”), which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for the three months ending June 25, 2004 and June 27, 2003 (in thousands):

	Three Months Ended
	June 25,	June 27,
	2004	2003
Revenues	$11,864	$25,129
Net income	890	4,717

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Loans Held For Investment, Net

Loans held for investment, net, consist of the following (in thousands):

	June 25,	March 26,
	2004	2004
Loans held for investment, gross	$113,598	$103,196
Less: Financed loan points	(3,037)	(2,766)
Less: Allowance for loan losses	(4,212)	(3,597)

Loans held for investment, net	$106,349	$96,833

The allowance for loan losses and related additions and deductions to the allowance during the three months ended June 25, 2004 and June 27, 2003 are as follows (in thousands):

	June 25,	June 27,
	2004	2003
Allowance for loan losses, March	$3,597	$1,957
Provision for credit losses	660	991
Loans charged off, net of recoveries	(45)	(62)

Allowance for loan losses, June	$4,212	$2,886

5.	Floor Plan Payable

During the first quarter of fiscal 2005, the Company amended its agreement with a financial institution from an $80.0 million syndicated floor plan facility expiring March 19, 2006 to a $70.0 million facility expiring May 25, 2007. The advance rate for the $70.0 million facility is 90% of manufacturer’s invoice. This facility is used to finance a major portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (4.0% at June 25, 2004) or prime plus 1.0% to 3.0% for aged units, of which the Company had none as of June 25, 2004 under its floor plan arrangements. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of June 25, 2004, the Company was in compliance with current covenants of the facility and expects to be in compliance during fiscal 2005. In the event the Company is not in compliance with any of its floor plan facility requirements in future periods, it would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company terminated its agreement with another institution for a $10.0 million facility. The Company had $46.7 million and $84.1 million outstanding under floor plan credit facilities at June 25, 2004 and March 26, 2004, respectively.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Warehouse Revolving Debt

In March 2004, the Company, through its subsidiary CountryPlace, entered into an agreement with a financial institution for a $200.0 million warehouse borrowing facility to fund chattel loans originated by Company-owned retail superstores. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.375% at June 25, 2004) plus 2.00%. The facility terminates on March 18, 2006; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. The facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1.0 million on March 18, 2005. CountryPlace had outstanding borrowings under the warehouse facility of $83.0 million and $74.1 million as of June 25, 2004 and March 26, 2004, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of June 25, 2004, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. During the quarter ended June 25, 2004, the Company funded $18,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, the Company will have to originate an additional $141.0 million of new loans, of which $28.2 million will have to be funded through the Company’s operations.

During the quarters ended June 25, 2004 and June 27, 2003, CountryPlace originated, net of financed loan points, approximately $14.7 and $18.7 million of chattel loans, respectively. Of these amounts, in the quarter ended June 25, 2004, $2.5 million of loan originations was funded by the Company’s operations and $12.2 million was funded through warehouse borrowings, and in the quarter ended June 27, 2003, $5.8 million of loan originations was funded by the Company’s operations and $12.9 million was funded through warehouse borrowings.

7.	Other Comprehensive Income

The difference between net income and total comprehensive income is as follows (in thousands):

	June 25,	June 27,
	2004	2003
Net income	$1,051	$812
Unrealized gain (loss) on securities available-for-sale, net of tax	(372)	392

Comprehensive income	$679	$1,204

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At June 25, 2004, the Company estimates that its potential obligations under all repurchase agreements were approximately $11.8 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations or cash flows of the Company.

9.	Accrued Product Warranty Obligations

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the three months ended June 25, 2004 and June 27, 2003 (in thousands):

	June 25,	June 27,
	2004	2003
Beginning accrued warranty balance, March	$4,008	$4,343
Net warranty expense provided	(3,325)	(3,718)
Cash warranty payments	3,551	3,769

Ending accrued warranty balance, June	$4,234	$4,394

10.	Convertible Senior Notes

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. Within 120 days from the date of issue, the Company intends, for the benefit of the Note holders, to file a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has used $37.4 million of the proceeds from the offering to reduce its floor plan payable from $84.1 million at March 26, 2004 to $46.7 million at June 25, 2004. The remainder of the proceeds will be used for general corporate purposes and/or further reductions in floor plan payable.

11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income from operations by segment for the first quarters of fiscal 2005 and 2004 (in thousands):

	Three Months Ended
	June 25,	June 27,
	2004	2003
Net sales
Factory-built housing	$151,470	$150,603
Financial services	6,281	5,296

	$157,751	$155,899

Income from operations
Factory-built housing	$3,674	$3,296
Financial services	2,666	1,061
General corporate expenses	(3,258)	(4,275)

	$3,082	$82

Interest expense	(1,947)	(1,691)
Equity in earnings of limited partnership	445	2,358
Other income	142	586

Income before income taxes	$1,722	$1,335

PART I. Financial Information

Item 1. Financial Statements

              See pages 1 through 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of June 25, 2004, we operated 19 manufacturing facilities that sell homes through 140 company-owned retail superstores and builder locations and approximately 275 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by Company-owned retail superstores. Through our investment as the sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. We also provide property and casualty insurance for owners of manufactured and modular homes through our subsidiary, Standard Casualty.

Fiscal 2005 is off to a positive start for Palm Harbor. We have seen improvements in revenues for the first quarter compared to both a year ago and to the previous quarter, the highest operating income we have reported in six quarters and a return to profitability after two consecutive quarters of net losses. In addition, our backlog is higher than it has been in nine quarters, which supports a favorable outlook for fiscal 2005.

During the first quarter, we improved our financial position with the completion of a successful private offering of $75.0 million aggregate principal amount of convertible senior notes that will be convertible into shares of Palm Harbor’s common stock, subject to certain conditions and contingencies. We have used approximately $37.4 million of the proceeds to reduce our floor plan payable to $46.7 million from $84.1 million at year-end, further strengthening our balance sheet. The remainder of the proceeds will be used for general corporate purposes and/or further reductions in floor plan payable. See “Liquidity and Capital Resources” below for additional information.

We also continued executing our strategy of expanding our consumer financing capabilities through our finance subsidiary, CountryPlace, and our 50% limited partnership in BSM. CountryPlace is now servicing 1,884 consumer chattel loans, totaling approximately $106.3 million and during the first quarter of fiscal 2005, BSM originated 3,074 loans aggregating $463.1 million, $31.2 million of which were for Palm Harbor customers. For the quarter, 36% of our retail customers were financed by either CountryPlace or BSM.

We continue to position ourselves strategically for the recovery of the industry by focusing on increasing sales of our modular homes and controlling our fixed expenses. Sales of our modular homes were up 54% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 and our Discovery series of modular homes is getting a lot of attention in the marketplace. We believe that modular housing is a key driver of our future growth and profitability.

The following table sets forth certain items of the Company’s condensed consolidated statements of income as a percentage of net sales for the period indicated.

	Three Months Ended
	June 25,	June 27,
	2004	2003
Net sales	100.0%	100.0%
Cost of sales	74.3	74.1

Gross profit	25.7	25.9
Selling, general and administrative expenses	23.8	25.8

Income from operations	1.9	0.1
Interest expense	(1.2)	(1.1)
Equity in earnings of limited partnership	0.3	1.5
Other income	0.1	0.4

Income before income taxes	1.1	0.9
Income tax expense	(0.4)	(0.4)

Net income	0.7%	0.5%

The following table summarizes certain key sales statistics as of and for the three months ended June 25, 2004 and June 27, 2003.

	Three Months Ended
	June 25,	June 27,
	2004	2003
Homes sold through Company-owned retail superstores and builder locations	1,411	1,683
Homes sold to independent dealers, builders and developers	739	587
Total new factory-built homes sold	2,150	2,270
Average new manufactured home price - retail	$75,000	$65,000
Average new modular home price – retail	$128,000	$130,000
Average new modular home price – wholesale	$72,000	$65,000
Number of Company-owned retail superstores at end of period	135	153
Number of Company-owned builder locations at end of period	5	5

Three Months Ended June 25, 2004 Compared to Three Months Ended June 27, 2003

     Net Sales. Net sales increased 1.2% to $157.8 million in the first quarter of fiscal 2005 from $155.9 million in the first quarter of fiscal 2004. Net sales for the factory-built housing segment increased $0.9 million primarily due to a 15% increase in the average selling price of a new manufactured home and a 54% increase in sales of modular homes which have a higher average selling price. This increase in net sales was offset by a 5% decrease in the overall volume of factory-built homes sold. The increase in the average selling price of a new manufactured home resulted primarily from our passing on higher material costs to the customer through price increases as well as a slight shift in product mix toward multi-section manufactured homes, which constituted 94% of our homes sold in the first quarter of fiscal 2004, as compared to 95% in the first quarter of fiscal 2005, as customers are purchasing larger homes with more amenities. Also, the number of company-owned retail superstores and builder locations decreased from 158 at June 27, 2003 to 140 at June 25, 2004. Financial services revenue increased $1.0 million reflecting an increase in interest income resulting from an increase in the loans held for investment from $48.0 million at the end of the first quarter of fiscal 2004 to $106.3 million at the end of the first quarter of fiscal 2005.

     Gross Profit. In the quarter ended June 25, 2004, gross profit as a percentage of net sales declined slightly to 25.7%, or $40.6 million, from 25.9%, or $40.4 million, in the quarter ended June 27, 2003. Gross profit for the factory-built housing segment decreased $1.3 million from 25.0% of net sales in the first quarter of fiscal 2004 to 24.0% in the first quarter of fiscal 2005. This decrease is principally the result of a decline in the internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations. The internalization rate decreased from 74% in the first quarter of fiscal 2004 to 66% in the first quarter of fiscal 2005. Gross profit for the financial services segment increased $1.5 million due to the increase in net sales as explained above.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 23.8% in the first quarter of fiscal 2005 from 25.8% in the first quarter of fiscal 2004. Selling, general and administrative expenses decreased from $40.3 million in the quarter ended June 27, 2003 to $37.5 million in the quarter ended June 25, 2004. Selling, general and administrative expenses for factory-built housing decreased $1.5 million in the first quarter of fiscal 2005, which reflects a $1.6 million decrease in selling, general and administrative expenses associated with 18 fewer retail superstores and a focus on reducing costs. Selling, general and administrative expenses for general corporate purposes decreased $1.1 million primarily due to staff reductions and a decrease in advertising costs. Selling, general and administrative expenses for financial services decreased $0.1 million.

     Interest Expense. Interest expense increased 15.1% to $1.9 million in the first quarter of fiscal 2005 as compared to $1.7 million in the first quarter of fiscal 2004. This increase was primarily due to $0.3 million in interest expense incurred on the $75.0 million convertible senior notes that were issued during the first quarter of fiscal 2005.

     Equity in Earnings of Limited Partnership. Equity in earnings of limited partnership decreased 81.1% to $0.4 million in the first quarter of fiscal 2005 as compared to $2.4 million in the first quarter of fiscal 2004. This decrease was primarily due to our share of operating income at BSM declining due to a lesser number of mortgage refinance originations in the first quarter of fiscal 2005.

     Other Income. Other income decreased 75.6% to $0.1 million in the first quarter of fiscal 2005 as compared to $0.6 million in the first quarter of fiscal 2004. This decrease in other income was primarily due to a $0.2 million increase in minority interest expense related to Palm Harbor’s 80% ownership interest in CountryPlace, as CountryPlace had higher operating income in the first quarter of fiscal 2005. The decrease in other income was also due to a $0.1 million decrease in interest income and $0.1 million decrease in gains on short-term investments.

Liquidity and Capital Resources

     During the first quarter of fiscal 2005, we amended our agreement with a financial institution from an $80.0 million syndicated floor plan facility expiring March 19, 2006 to a $70.0 million facility expiring May 25, 2007. The advance rate for the $70.0 million facility is 90% of manufacturer’s invoice. This facility is used to finance a major portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (4.0% at June 25, 2004) or prime plus 1.0% to 3.0% for aged units, of which we had none as of June 25, 2004 under our floor plan arrangements. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of June 25, 2004, we were in compliance with current covenants of the facility and expect to be in compliance during fiscal 2005. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We terminated our agreement with another institution for a $10.0 million facility. We had $46.7 million and $84.1 million outstanding under floor plan credit facilities at June 25, 2004 and March 26, 2004, respectively.

     On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. Within 120 days from the date of issue, we intend, for the benefit of the Note holders, to file a shelf registration statement covering resales of the Notes and the shares of Palm Harbor’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase in additional $10.0 million aggregate principal amount of the Notes.

     We have used $37.4 million of the proceeds from the offering to reduce our floor plan payable from $84.1 million at March 26, 2004 to $46.7 million at June 25, 2004. The remainder of the proceeds will be used for general corporate purposes and/or further reductions in floor plan payable.

     In March 2004, CountryPlace entered into an agreement with a financial institution for a $200.0 million warehouse facility to fund chattel loans originated by Company-owned retail superstores, replacing its previous warehouse facility. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.375% at June 25, 2004) plus 2.00%. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables as defined in the warehouse agreement. The facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1.0 million on March 18, 2005. CountryPlace had outstanding borrowings under the warehouse facility of $83.0 million and $74.1 million as of June 25, 2004 and March 26, 2004, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of June 25, 2004, both we and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, we agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. During the first quarter of fiscal 2005, we funded $18,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, we will have to originate an additional $141.0 million of new loans, of which $28.2 million will have to be funded through our operations.

     During the quarters ended June 25, 2004 and June 27, 2003, CountryPlace originated, net of financed loan points, $14.7 million and $18.7 million of chattel loans, respectively. Of these amounts, in fiscal 2005, $2.5 million of loan originations was funded by our operations and $12.2 million was funded through warehouse borrowings, and in fiscal 2004, $5.8 million of loan originations was funded by our operations and $12.9 million was funded through warehouse borrowings.

     CountryPlace currently intends to originate and hold loans for investment on a long-term basis. CountryPlace makes loans to borrowers that it believes are credit worthy based on its credit guidelines. However, originating and holding loans for investment subjects CountryPlace to more credit and interest rate risk than the previous practice of originating loans for resale. The ability of customers to repay their loans may be affected by a number of factors and if customers do not repay their loans, the profitability and cash flow of the loan portfolio would be adversely affected. CountryPlace intends to securitize its loan portfolio on a routine basis. While we believe we will be able to obtain additional liquidity through the securitization of such loans, no assurances can be made that CountryPlace will successfully complete securitization transactions on acceptable terms and conditions, if at all.

     In May 2004, the Office of the Chief Accountant of the SEC notified us of their view that the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of our homes should be presented in the statement of cash flows as an operating activity. We had previously classified the origination and collection of loans held for investment as an investing activity, consistent with our established interpretations of SFAS No. 95 and industry practice. Accordingly, our statement of cash flows for the quarters ended June 25, 2004 and June 27, 2003 was impacted by this change with net cash provided by (used in) operating activities totaling $(26.7) million and $(6.3) million, respectively, instead of $(16.5) million and $11.0 million, respectively, and net cash provided by (used in) investing activities totaling $(0.8) million and $3.0 million, respectively, instead of $(9.4) million and $(14.3) million, respectively.

     We believe that the proceeds from the issuance of the convertible senior notes, floor plan financing, available borrowing alternatives (including securitizations) in addition to the warehouse facility will be adequate to support our working capital needs, currently planned capital expenditure needs and expansion of CountryPlace for the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset backed securitizations and other factors beyond our control, no assurances can be given in this regard.

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

     We finance a portion of our new inventory at our retail superstores through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. After the departure of Conseco Finance Servicing Corp. from wholesale financing, in 2002, Deutsche Financial Services Corporation announced that they were exiting the floor plan financing business. Although we currently have floor plan facilities with a financial institution totaling $70 million, there can be no assurance that we will continue to have access to such facilities or that we will not be forced to reduce our new home inventory at our retail superstores.

Our repurchase agreements with floor plan lenders could result in increased costs.

     In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the first quarter of fiscal 2005 and 2004, net losses(gains) incurred under these repurchase agreements totaled $26,000 and ($19,000), respectively.

Increased prices and unavailability of raw materials could have a material adverse effect on us.

     Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2004, for example, we experienced an increase in prices of our raw materials of approximately 14%. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Three of the most important raw materials used in our operations, lumber, gypsum wallboard and insulation, have experienced significant price fluctuations in the past fiscal year. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

     The manufactured and modular housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

•	the level and stability of interest rates;

•	unemployment trends;

•	the availability of retail financing;

•	the availability of wholesale financing;

•	housing supply and demand;

•	industry availability of used or repossessed manufactured homes;

•	international tensions and hostilities;

•	levels of consumer confidence;

•	inventory levels; and

•	changes in general economic conditions.

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

     In the first quarter of fiscal 2005, approximately 26% of our revenues were generated in Texas and approximately 22% of our revenues were generated in Florida. A decline in the demand for manufactured housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.

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

For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of June 25, 2004 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.3 million.

For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect both the fair market value of the loan portfolio and the convertible senior notes. Assuming CountryPlace’s level of loans held for investment as of June 25, 2004 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.7 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables. Assuming the amount of convertible senior notes as of June 25, 2004 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) as of June 25, 2004. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information as of June 25, 2004. During the fiscal quarter ended June 25, 2004, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

     Item 1. Legal Proceedings - Not applicable

     Item 2. Changes in Securities and Use of Proceeds - Not applicable

     Item 3. Defaults upon Senior Securities - Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on July 28, 2004.

b)	The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

Lee Posey
Larry H. Keener
William R. Thomas
Walter D. Rosenberg, Jr.
Frederick R. Meyer
John H. Wilson
A. Gary Shilling
Jerry Mallonee

c)	The tabulation of votes for each Director nominee was as follows:

Election of Directors:	For	Withheld
Lee Posey	20,852,463	686,779
Larry H. Keener	21,530,984	8,258
William R. Thomas	21,499,278	39,964
Walter D. Rosenberg, Jr.	21,531,141	8,101
Frederick R. Meyer	21,531,141	8,101
John H. Wilson	21,499,278	39,964
A. Gary Shilling	21,531,141	8,101
Jerry Mallonee	21,499,278	39,964

d)	To appoint Ernst & Young LLP as independent auditors for the year ending March 25, 2005.

For	Withheld	Abstaining
21,518,175	11,193	9,874

     Item 5. Other Information - Not applicable

     Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K

1)	July 22, 2004 – Press release filed under Item 12 announcing Palm Harbor Homes, Inc. first quarter and fiscal 2005 results with condensed consolidated financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 2, 2004

Palm Harbor Homes, Inc.

(Registrant)

By:	/s/ Kelly Tacke

Kelly Tacke
Chief Financial and Accounting Officer

By:	/s/ Lee Posey

Lee Posey Chairman of the Board