Form 10-Q
period 2004-09-24
PALM HARBOR HOMES INC /FL/
filed 2004-11-01
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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

Shares of common stock $.01 par value, outstanding on October 29, 2004 – 22,831,790.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 24,	March 26,
	2004	2004
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$33,955	$50,915
Restricted cash	12,280	4,771
Investments	18,926	21,126
Trade receivables	51,030	48,766
Loans held for investment, net	118,821	96,833
Inventories	123,607	113,799
Prepaid expenses and other assets	27,363	24,559
Property, plant and equipment, net	77,634	82,547
Goodwill	78,506	78,506

Total assets	$542,122	$521,822

Liabilities and shareholders’ equity
Accounts payable	$31,437	$46,103
Accrued liabilities	66,736	59,149
Floor plan payable	21,361	84,069
Warehouse revolving debt	93,365	74,071
Convertible senior notes	75,000	—
Bonds payable	—	2,377

Total liabilities	$287,899	$265,769
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value	$239	$239
Additional paid-in capital	54,149	54,149
Retained earnings	216,394	217,563
Accumulated other comprehensive income (loss)	(25)	767

	270,757	272,718
Less treasury shares	(16,169)	(16,057)
Unearned compensation	(365)	(608)

Total shareholders’ equity	254,223	256,053

Total liabilities and shareholders’ equity	$542,122	$521,822

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Net sales	$150,453	$148,547	$308,203	$304,446
Cost of sales	111,945	109,413	229,076	224,935
Selling, general and administrative expenses	39,905	39,075	77,442	79,370

Income (loss) from operations	(1,397)	59	1,685	141
Interest expense	(2,079)	(1,235)	(4,027)	(2,926)
Equity in earnings (loss) of limited partnership	(202)	1,788	243	4,146
Other income	40	264	183	850

Income (loss) before income taxes	(3,638)	876	(1,916)	2,211
Income tax benefit (expense)	1,419	(361)	748	(884)

Net income (loss)	$(2,219)	$515	$(1,168)	$1,327

Net income (loss) per common share – basic and diluted	$(0.10)	$0.02	$(0.05)	$0.06

Weighted average common shares outstanding – basic and diluted	22,834	22,856	22,837	22,858

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 24,	September 26,
	2004	2003
		(Restated)
Operating Activities
Net income (loss)	$(1,168)	$1,327
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,590	7,267
Provision for credit losses	1,360	1,438
Loss (gain) on disposition of assets	75	(646)
Gain on investments	—	(109)
Provision for long-term incentive plan	330	768
Equity in earnings of limited partnership	(243)	(4,146)
Changes in operating assets and liabilities:
Restricted cash	(7,509)	205
Trade receivables	(2,263)	9,728
Loans originated for investment	(32,566)	(39,254)
Principal payments on loans originated	9,218	3,642
Inventories	(9,808)	7,800
Prepaid expenses and other assets	(729)	2,477
Accounts payable and accrued expenses	(6,831)	4,739

Net cash used in operating activities	(43,544)	(4,764)
Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(1,096)	(48)
Purchases of investments	(2,562)	(3,589)
Sales of investments	3,522	6,651

Net cash provided by (used in) investing activities	(136)	3,014
Financing Activities
Net payments on floor plan payable	(62,708)	(31,597)
Net proceeds from warehouse revolving debt	19,294	24,422
Proceeds from convertible senior notes, net of issuance costs	72,511	0
Principal payments on bonds payable	(2,377)	(94)

Net cash provided by (used in) financing activities	26,720	(7,269)
Net decrease in cash and cash equivalents	(16,960)	(9,019)
Cash and cash equivalents at beginning of period	50,915	45,592

Cash and cash equivalents at end of period	$33,955	$36,573

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,789	$2,408
Income taxes	770	51

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

The condensed consolidated statement of cash flows for the six months ended September 26, 2003 has been restated to classify the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of products or services from the Company as operating activities rather than investing activities.

2.	Inventories

Inventories consist of the following (in thousands):

	September 24,	March 26,
	2004	2004
Raw materials	$13,045	$10,113
Work in process	5,864	5,025
Finished goods – factory-built	4,004	2,920
Finished goods – retail	99,752	94,559
Finished goods – consumer	942	1,182

	$123,607	$113,799

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”), which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for the three and six months ending September 24, 2004 and September 26, 2003 (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Revenues	$9,770	$16,477	$21,588	$33,493
Net income (loss)	(404)	3,578	486	8,295

4.	Loans Held For Investment, Net

Loans held for investment, net, consist of the following (in thousands):

	September 24,	March 26,
	2004	2004
Loans held for investment, gross	$126,899	$103,196
Less: Financed loan points	(3,423)	(2,766)
Less: Allowance for loan losses	(4,655)	(3,597)

Loans held for investment, net	$118,821	$96,833

The allowance for loan losses and related additions and deductions to the allowance during the six months ended September 24, 2004 and September 26, 2003 are as follows (in thousands):

	September 24,	September 26,
	2004	2003
Allowance for loan losses, March	$3,597	$1,957
Provision for credit losses	1,360	1,438
Loans charged off, net of recoveries	(302)	(212)

Allowance for loan losses, September	$4,655	$3,183

5.	Floor Plan Payable

During the first quarter of fiscal 2005, the Company amended its agreement with a financial institution from an $80.0 million syndicated floor plan facility expiring March 19, 2006 to a $70.0 million facility expiring May 25, 2007. The advance rate for the $70.0 million facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (4.75% at September 24, 2004) or prime plus 1.0% to 3.0% for aged units, of which the Company had none as of September 24, 2004 under its floor plan arrangements. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of September 24, 2004, the Company was not in compliance with one of these provisions and has since obtained a waiver of default from the lending institution. No assurances can be made as to whether the Company will be in compliance with these provisions in future periods. In the event the Company is not in compliance with any of its floor plan facility requirements in future periods, it would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $21.4 million and $84.1 million outstanding under floor plan credit facilities at September 24, 2004 and March 26, 2004, respectively.

6.	Warehouse Revolving Debt

In March 2004, the Company, through its subsidiary CountryPlace, entered into an agreement with a financial institution for a $200.0 million warehouse borrowing facility to fund chattel loans originated by Company-owned retail superstores. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.875% at September 24, 2004) plus 2.00%. The facility terminates on March 18, 2006; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. The facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1.0 million on March 18, 2005. CountryPlace had outstanding borrowings under the warehouse facility of $93.4 million and $74.1 million as of September 24, 2004 and March 26, 2004, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of September 24, 2004, both Palm Harbor and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. During the quarter ended September 24, 2004, the Company funded $84,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, the Company will have to originate an additional $127.3 million of new loans, of which $25.5 million will have to be funded through the Company’s operations.

During the quarters ended September 24, 2004 and September 26, 2003, CountryPlace originated, net of financed loan points, approximately $17.9 and $19.9 million of chattel loans, respectively. Of these amounts, in the quarter ended September 24, 2004, $3.7 million of loan originations was funded by the Company’s operations and $14.2 million was funded through warehouse borrowings, and in the quarter ended September 26, 2003, $6.5 million of loan originations was funded by the Company’s operations and $13.4 million was funded through warehouse borrowings. During the six months ended September 24, 2004 and September 26, 2003, CountryPlace originated, net of financed loan points, approximately $32.6 and $38.6 million of chattel loans, respectively. Of these amounts, in the six months ended September 24, 2004, $6.2 million of loan originations was funded by the Company’s operations and $26.4 million was funded through warehouse borrowings, and in the six months ended September 26, 2003, $12.3 million of loan originations was funded by the Company’s operations and $26.3 million was funded through warehouse borrowings.

7.	Other Comprehensive Income (Loss)

The difference between net income (loss) and total comprehensive income (loss) for the three and six months ended September 24, 2004 and September 26, 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Net income (loss)	$(2,219)	$515	$(1,168)	$1,327
Unrealized gain (loss) on securities available-for- sale, net of tax	(420)	(209)	(792)	183

Comprehensive income (loss)	$(2,639)	$306	$(1,960)	$1,510

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At September 24, 2004, the Company estimates that its potential obligations under all repurchase agreements were approximately $11.3 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the six months ended September 24, 2004 and September 26, 2003 (in thousands):

	September 24,	September 26,
	2004	2003
Beginning accrued warranty balance, March	$4,008	$4,343
Net warranty expense provided	10,210	7,039
Cash warranty payments	(9,453)	(7,121)

Ending accrued warranty balance, September	$4,765	$4,261

10.	Convertible Senior Notes

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes.

The Company has used $62.7 million of the proceeds from the offering to reduce its floor plan payable from $84.1 million at March 26, 2004 to $21.4 million at September 24, 2004. The remainder of the proceeds will be used for general corporate purposes and/or further reductions in floor plan payable.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus affirming its tentative conclusion with respect to the accounting for contingently convertible debt instruments, which generally become convertible into common stock only if one or more specified events occurs such as the underlying common stock achieving a specified target. Under previous interpretations of FASB Statement No. 128, “Earnings Per Share”, issuers of contingently convertible debt instruments generally excluded the dilutive effects of potential common shares underlying such debt from earnings per share calculations until the market price or other contingency was met. In the final consensus, among other things, the EITF concluded that the effect of contingently convertible debt instruments should be included in earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. The FASB is expected to issue an amendment to Statement No. 128 in the fourth quarter of calendar 2004, which would generally be effective for periods ending after December 15, 2004, and which effects must be applied by restating all periods during which the instrument was outstanding.

11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income from operations by segment for the three and six months of fiscal 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Net sales
Factory-built housing	$142,962	$143,424	$294,432	$294,028
Financial services	7,491	5,123	13,771	10,418

	$150,453	$148,547	$308,203	$304,446

Income (loss) from operations
Factory-built housing	$(150)	$2,976	$3,524	$6,272
Financial services	3,387	1,942	6,054	3,003
General corporate expenses	(4,634)	(4,859)	(7,893)	(9,134)

	$(1,397)	$59	$1,685	$141

Interest expense	$(2,079)	$(1,235)	$(4,027)	$(2,926)
Equity in earnings (loss) of limited partnership	(202)	1,788	243	4,146
Other income	40	264	183	850

Income (loss) before income taxes	$(3,638)	$876	$(1,916)	$2,211

PART I. Financial Information

Item 1. Financial Statements

     See pages 1 through 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of September 24, 2004, we operated 19 manufacturing facilities that sell homes through 136 company-owned retail superstores and builder locations and approximately 300 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by Company-owned retail superstores. Through our investment as the sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. We also provide property and casualty insurance for owners of manufactured and modular homes through our subsidiary, Standard Casualty.

Our retail sales for the second quarter of fiscal 2005 were not as strong as we expected. The recent hurricane activity on the east coast created a number of disruptions for Palm Harbor and others in our industry with the resultant delays in both wholesale and retail deliveries. Retail demand has been slower to recover, especially in our key markets of Texas and the Carolinas, where we have a significant retail presence. Our overall profitability was also affected by higher raw materials and energy costs. However, we are encouraged by the consistent strength of our wholesale business and the trends in our backlog are positive indicators for the balance of fiscal 2005.

In order to improve our operating efficiencies, during the third fiscal quarter, we intend to temporarily idle a plant in Texas and shift production to another plant. In addition, we will be liquidating 12 of our least productive sales centers in order to further reduce our overhead. Expenses associated with these actions are expected to approximate $2.5 million and primarily will be incurred in the third fiscal quarter. Resulting cost reductions should approximate $4.0 million annually and begin in the fourth fiscal quarter.

During the first quarter, we completed a successful private offering of $75.0 million aggregate principal amount of convertible senior notes that will be convertible into shares of Palm Harbor’s common stock, subject to certain conditions and contingencies. We have used approximately $62.7 million of the proceeds to reduce our floor plan payable to $21.4 million from $84.1 million at year-end. The remainder of the proceeds will be used for general corporate purposes and/or further reductions in floor plan payable. See “Liquidity and Capital Resources” below for additional information.

We also continued executing our strategy of expanding our consumer financing capabilities through our finance subsidiary, CountryPlace, and our 50% limited partnership in BSM. CountryPlace is now servicing 2,087 consumer chattel loans, totaling approximately $118.8 million and during the second quarter of fiscal 2005, BSM originated 2,684 loans aggregating $350 million, $34 million of which were for Palm Harbor customers. For the quarter, 48% of our retail customers were financed by either CountryPlace or BSM.

We continue to position ourselves strategically for the recovery of the industry by focusing on increasing sales of our modular homes. Sales of our modular homes were up 20% in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 and our Discovery series of modular homes is getting a lot of attention in the marketplace. We believe that modular housing is a key driver of our future growth and profitability.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.4	73.7	74.3	73.9

Gross profit	25.6	26.3	25.7	26.1
Selling, general and administrative expenses	26.5	26.3	25.1	26.1

Income (loss) from operations	(0.9)	0.0	0.6	0.0
Interest expense	(1.4)	(0.9)	(1.3)	(1.0)
Equity in earnings (loss) of limited Partnership	(0.1)	1.2	0.1	1.4
Other income	0.0	0.2	0.1	0.3

Income (loss) before income taxes	(2.4)	0.5	(0.5)	0.7
Income tax benefit (expense)	0.9	(0.2)	0.1	(0.3)

Net income (loss)	(1.5)%	0.3%	(0.4)%	0.4%

The following table summarizes certain key sales statistics as of and for the three and six months ended September 24, 2004 and September 26, 2003.

	Three Months Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Homes sold through Company- owned retail superstores and builder locations	1,178	1,570	2,589	3,253
Homes sold to independent dealers, builders and developers	765	614	1,504	1,201
Total new factory-built homes sold	1,943	2,184	4,093	4,454
Average new manufactured home Price – retail	$71,000	$65,000	$73,000	$65,000
Average new modular home price – retail	$136,000	$147,000	$132,000	$140,000
Average new modular home price – wholesale	$78,000	$64,000	$75,000	$64,000
Number of Company-owned retail superstores at end of period	132	152	132	152
Number of Company-owned builder locations at end of period	4	5	4	5

Three Months Ended September 24, 2004 Compared to Three Months Ended September 26, 2003

     Net Sales. Net sales increased 1.3% to $150.5 million in the second quarter of fiscal 2005 from $148.5 million in the second quarter of fiscal 2004. Net sales for the factory-built housing segment decreased $0.5 million primarily due to an 11% decrease in the overall volume of factory-built homes sold. This decrease in net sales was offset by a 9% increase in the average selling price of a new manufactured home and a 20% increase in the sales of modular homes which have a higher average selling price. The increase in the average selling price of a new manufactured home resulted primarily from our passing on higher material costs to the customer through price increases. Also, the number of company-owned retail superstores and builder locations decreased from 157 at September 26, 2003 to 136 at September 24, 2004. Financial services revenue increased $2.4 million reflecting an increase in interest income resulting from an increase in loans held for investment from $65.4 million at September 26, 2003 to $118.8 million at September 24, 2004.

     Gross Profit. In the quarter ended September 24, 2004, gross profit as a percentage of net sales declined slightly to 25.6%, or $38.5 million, from 26.3%, or $39.1 million, in the quarter ended September 26, 2003. Gross profit for the factory-built housing segment decreased $2.5 million from 24.9% of net sales in the second quarter of fiscal 2004 to 23.3% in the second quarter of fiscal 2005. This decrease is principally the result of a decline in the internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations. The internalization rate decreased from 72% in the second quarter of fiscal 2004 to 60% in the second quarter of fiscal 2005. Gross profit for the financial services segment increased $1.9 million due to the increase in net sales as explained above.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 26.5% in the second quarter of fiscal 2005 from 26.3% in the second quarter of fiscal 2004. Selling, general and administrative expenses increased from $39.1 million in the quarter ended September 26, 2003 to $39.9 million in the quarter ended September 24, 2004. Selling, general and administrative expenses for factory-built housing increased $0.7 million in the second quarter of fiscal 2005 due principally to increases in compensation-related costs and insurance premiums. Selling, general and administrative expenses for general corporate purposes decreased $0.3 million primarily due to staff reductions and a decrease in advertising costs. Selling, general and administrative expenses for financial services increased $0.4 million primarily associated with the expansion of CountryPlace.

     Interest Expense. Interest expense increased 68.3% to $2.1 million in the second quarter of fiscal 2005 as compared to $1.2 million in the second quarter of fiscal 2004. This increase was primarily due to $0.7 million in interest expense incurred on the $75.0 million convertible senior notes that were issued during the first quarter of fiscal 2005.

     Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) of limited partnership decreased 111.1% to a $0.2 million loss in the second quarter of fiscal 2005 as compared to $1.8 million of earnings in the second quarter of fiscal 2004. This decrease was primarily due to a lesser number of mortgage refinance originations in the second quarter of fiscal 2005 compared to last year.

Six Months Ended September 24, 2004 Compared to Six Months Ended September 26, 2003

     Net Sales. Net sales increased 1.2% to $308.2 million in the first six months of fiscal 2005 from $304.4 million in the first six months of fiscal 2004. Net sales for the factory-built segment increased $0.4 million primarily due to the 12% increase in the average selling price of a new manufactured homes and a 35% increase in sales of modular homes which have a higher average selling price. This increase in net sales was offset by an 8% decrease in overall volume of factory-built homes sold. The increase in average selling price of a new manufactured home resulted primarily from our passing on higher material costs to the customer through price increases. Also, the number of company-owned retail superstores and builder locations decreased from 157 at September 26, 2003 to 136 at September 24, 2004. Financial services revenue increased $3.4 million reflecting an increase in interest income resulting from an increase in loans held for investment from $65.4 million at September 26, 2003 to $118.8 million at September 24, 2004.

     Gross Profit. For the six months ended September 24, 2004, gross profit as a percentage of net sales declined slightly to 25.7%, or $79.1 million, from 26.1%, or $79.5 million, in the six months ended September 26, 2003. Gross profit for the factory-built housing segment decreased $3.8 million from 25.0% of net sales for the first six months of fiscal 2004 to 23.6% for the first six months of fiscal 2005. This decrease is principally the result of a decline in the internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations. The internalization rate decreased from 73% for the first six months of fiscal 2004 to 62% for the first six months of fiscal 2005. Gross profit for the financial services segment increased $3.4 million due to the increase in net sales as explained above.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 25.1% in the first six months of fiscal 2005 from 26.1% in the first six months of fiscal 2004. Selling, general and administrative expenses decreased from $79.4 million in the six months ended September 26, 2003 to $77.4 million in the six months ended September 24, 2004. Selling, general and administrative expenses for factory-built housing decreased $0.8 million in the first six months of fiscal 2005, which reflects a $1.6 million decrease in selling, general and administrative expenses associated with 21 fewer retail superstores and a focus on reducing costs. This decrease was offset by a $0.8 million increase in selling, general and administrative expenses due principally to increases in compensation-related costs and insurance premiums. Selling, general and administrative expenses for general corporate purposes decreased $1.4 million primarily due to staff reductions and a decrease in advertising costs. Selling, general and administrative expenses for financial services increased $0.4 million primarily associated with the expansion of CountryPlace.

     Interest Expense. Interest expense increased 37.6% to $4.0 million for the six months ended September 24, 2004 from $2.9 million for the six months ended September 26,2003. This increase was primarily due to $1.0 million in interest expense incurred on the $75.0 million convertible senior notes that were issued during the first quarter of fiscal 2005.

     Equity in Earnings of Limited Partnership. Equity in earnings of limited partnership decreased 94.1% to $0.2 million in the first six months of fiscal 2005 as compared to $4.1 million in the first six months of fiscal 2004. This decrease is primarily due to our share of operating income at BSM declining due to a lesser number of mortgage refinance originations in the first six months of fiscal 2005.

Liquidity and Capital Resources

     During the first quarter of fiscal 2005, we amended our agreement with a financial institution from an $80.0 million syndicated floor plan facility expiring March 19, 2006 to a $70.0 million facility expiring May 25, 2007. The advance rate for the $70.0 million facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (4.75% at September 24, 2004) or prime plus 1.0% to 3.0% for aged units, of which we had none as of September 24, 2004 under our floor plan arrangements. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of September 24, 2004, we were not in compliance with one of these provisions and have since obtained a waiver of default from the lending institution. No assurances can be made as to whether the Company will be in compliance with these provisions in future periods. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $21.4 million and $84.1 million outstanding under floor plan credit facilities at September 24, 2004 and March 26, 2004, respectively.

     On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of Palm Harbor’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase in additional $10.0 million aggregate principal amount of the Notes.

     We have used $62.7 million of the proceeds from the offering to reduce our floor plan payable from $84.1 million at March 26, 2004 to $21.4 million at September 24, 2004. The remainder of the proceeds will be used for general corporate purposes and/or further reductions in floor plan payable.

     In March 2004, CountryPlace entered into an agreement with a financial institution for a $200.0 million warehouse facility to fund chattel loans originated by Company-owned retail superstores, replacing its previous warehouse facility. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (1.875% at September 24, 2004) plus 2.00%. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables as defined in the warehouse agreement. The facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1.0 million on March 18, 2005. CountryPlace had outstanding borrowings under the warehouse facility of $93.4 million and $74.1 million as of September 24, 2004 and March 26, 2004, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of September 24, 2004, both we and CountryPlace were in compliance with these requirements. In connection with the warehouse borrowing facility, we agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. During the second quarter of fiscal 2005, we funded $84,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, we will have to originate an additional $127.3 million of new loans, of which $25.5 million will have to be funded through our operations.

     During the quarters ended September 24, 2004 and September 26, 2003, CountryPlace originated, net of financed loan points, $17.9 million and $19.9 million of chattel loans, respectively. Of these amounts, in fiscal 2005, $3.7 million of loan originations was funded by our operations and $14.2 million was funded through warehouse borrowings, and in fiscal 2004, $6.5 million of loan originations was funded by our operations and $13.4 million was funded through warehouse borrowings. During the six months ended September 24, 2004 and September 26, 2003, CountryPlace originated, net of financed loan points, approximately $32.6 and $38.6 million of chattel loans, respectively. Of these amounts, in the six months ended September 24, 2004, $6.2 million of loan originations was funded by our operations and $26.4 million was funded through warehouse borrowings, and in the six months ended September 26, 2003, $12.3 million of loan originations was funded by our operations and $26.3 million was funded through warehouse borrowings.

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

     In May 2004, the Office of the Chief Accountant of the SEC notified us of their view that the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of our homes should be presented in the statement of cash flows as an operating activity. We had previously classified the origination and collection of loans held for investment as an investing activity, consistent with our established interpretations of SFAS No. 95 and industry practice. Accordingly, our statement of cash flows for the quarters ended September 24, 2004 and September 26, 2003 was impacted by this change with net cash provided by (used in) operating activities totaling $(43.5) million and $(4.8) million, respectively, instead of $(20.2) million and $30.8 million, respectively, and net cash provided by (used in) investing activities totaling $0.1 million and $3.0 million, respectively, instead of $(23.5) million and $(32.6) million, respectively.

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

     In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the second quarter of fiscal 2005 and 2004, net losses (gains) incurred under these repurchase agreements totaled $65,000 and ($1,000), respectively.

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

     We are dependent to a significant extent upon the efforts of our executive officers, particularly Lee Posey, Chairman of the Board and Larry H. Keener, President and Chief Executive Officer. Mr. Posey is taking a leave of absence through January 1, 2005 for health reasons, and although his role will be limited until his return, he plans to attend board meetings and serve as chairman. The loss of the services of one or more of our executive officers could have material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.

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

     The manufactured and modular housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

•	the level and stability of interest rates;

•	unemployment trends;

•	the availability of retail financing;

•	the availability of wholesale financing;

•	housing supply and demand;

•	industry availability of used or repossessed manufactured homes;

•	international tensions and hostilities;

•	levels of consumer confidence;

•	inventory levels;

•	regulatory and zoning matters; and

•	changes in general economic conditions.

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

     In the second quarter of fiscal 2005, approximately 24% of our revenues were generated in Texas and approximately 22% of our revenues were generated in Florida. A decline in the demand for manufactured housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt, and our fixed rate convertible senior notes and loans receivable balances. As of September 24, 2004, we were not involved in any other market risk sensitive contracts or investments such as interest rate swaps, futures contracts, or other types of derivative financial instruments. However, subsequent to September 24, 2004, the Company entered into an interest rate swap agreement to hedge the interest rate risk related to approximately $75 million of variable rate borrowings.

For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of September 24, 2004 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.1 million.

For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect both the fair market value of the loan portfolio and the convertible senior notes. Assuming CountryPlace’s level of loans held for investment as of September 24, 2004 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.0 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables. Assuming the amount of convertible senior notes as of September 24, 2004 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) as of September 24, 2004. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information as of September 24, 2004. During the fiscal quarter ended September 24, 2004, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

     Item 1. Legal Proceedings — Not applicable

     Item 2. Changes in Securities and Use of Proceeds — Not applicable

     Item 3. Defaults upon Senior Securities — Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders — Not applicable

     Item 5. Other Information — Not applicable

     Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K

1)	October 21, 2004 – Press release filed under Item 12 announcing Palm Harbor Homes, Inc. second quarter and first six months of fiscal 2005 results with condensed consolidated financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized Date:

November 1, 2004		Palm Harbor Homes, Inc.

(Registrant)

	By:	/s/ Kelly Tacke

Kelly Tacke
Chief Financial and Accounting Officer

	By:	/s/ Larry Keener

Larry Keener
President and Chief Executive Officer