Form 10-Q
period 2004-12-24
PALM HARBOR HOMES INC /FL/
filed 2005-02-01
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2004

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

Shares of common stock $.01 par value, outstanding on January 31, 2005 – 22,828,741.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 24,	March 26,
	2004	2004
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$24,611	$50,915
Restricted cash	15,352	4,771
Investments	21,311	21,126
Trade receivables	57,366	48,766
Loans held for investment, net	127,933	96,833
Inventories	125,235	113,799
Prepaid expenses and other assets	25,839	24,559
Property, plant and equipment, net	73,838	82,547
Goodwill	78,506	78,506

Total assets	$549,991	$521,822

Liabilities and shareholders’ equity
Accounts payable	$25,943	$46,103
Accrued liabilities	72,233	59,149
Floor plan payable	23,907	84,069
Warehouse revolving debt	103,029	74,071
Convertible senior notes	75,000	—
Bonds payable	—	2,377

Total liabilities	300,112	265,769

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	$239	$239
Additional paid-in capital	54,149	54,149
Retained earnings	211,748	217,563
Accumulated other comprehensive income	127	767

	266,263	272,718
Less treasury shares	(16,232)	(16,057)
Unearned compensation	(152)	(608)

Total shareholders’ equity	249,879	256,053

Total liabilities and shareholders’ equity	$549,991	$521,822

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
Net sales	$154,624	$144,215	$462,827	$448,661
Cost of sales	118,115	107,587	347,191	332,522
Selling, general and administrative expenses	41,539	40,163	118,981	119,533

Loss from operations	(5,030)	(3,535)	(3,345)	(3,394)

Interest expense	(2,285)	(1,202)	(6,312)	(4,128)
Equity in earnings (loss) of limited partnership	(726)	(2,073)	(483)	2,073
Other income	421	15	604	865

Loss before income taxes	(7,620)	(6,795)	(9,536)	(4,584)

Income tax benefit	2,973	2,663	3,721	1,779

Net loss	$(4,647)	$(4,132)	$(5,815)	$(2,805)

Net loss per common share – basic and diluted	$(0.20)	$(0.18)	$(0.25)	$(0.12)

Weighted average common shares outstanding – basic and diluted	22,830	22,859	22,835	22,858

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 24,	December 26,
	2004	2003
		(Restated)
Operating Activities
Net loss	$(5,815)	$(2,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,755	10,858
Provision for credit losses	2,048	1,750
Loss (gain) on disposition of assets	1,051	(514)
Gain on investments	—	(115)
Provision for long-term incentive plan	481	1,172
Equity in (earnings) loss of limited partnership	483	(2,073)
Changes in operating assets and liabilities:
Restricted cash	(10,581)	(437)
Trade receivables	(8,600)	10,075
Loans originated for investment	(48,155)	(60,803)
Principal payments on loans originated	15,007	7,075
Inventories	(11,436)	10,788
Prepaid expenses and other assets	(269)	611
Accounts payable and accrued expenses	(6,909)	(9,608)

Net cash used in operating activities	(62,940)	(34,026)

Investing Activities
Distributions from investment in limited partnership	—	1,850
Purchases of property, plant and equipment, net of proceeds from disposition	(1,087)	(1,581)
Purchases of investments	(5,765)	(7,341)
Sales of investments	4,573	10,833

Net cash provided by (used in) investing activities	(2,279)	3,761

Financing Activities
Net payments on floor plan payable	(60,162)	(36,811)
Net proceeds from warehouse revolving debt	28,958	36,585
Proceeds from convertible senior notes, net of issuance costs	72,496	—
Principal payments on bonds payable	(2,377)	(142)

Net cash provided by (used in) financing activities	38,915	(368)

Net decrease in cash and cash equivalents	(26,304)	(30,633)
Cash and cash equivalents at beginning of period	50,915	45,592

Cash and cash equivalents at end of period	$24,611	$14,959

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,390	$3,445
Income taxes	847	69

See accompanying notes.

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The balance sheet at March 26, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

As discussed in the audited financial statements for the year ended March 26, 2004, the Company adopted an accounting policy to present a non-classified balance sheet. As a result, certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Inventories

Inventories consist of the following (in thousands):

	December 24,	March 26,
	2004	2004
Raw materials	$11,527	$10,113
Work in process	5,953	5,025
Finished goods – factory-built	4,296	2,920
Finished goods – retail	102,523	94,559
Finished goods – consumer	936	1,182

	$125,235	$113,799

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for BSM for the three and nine month periods ending December 24, 2004 and December 26, 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
Revenues	$8,115	$4,919	$29,703	$39,488
Net income (loss)	(1,452)	(4,145)	(966)	4,144

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

4.	Loans Held For Investment, Net

Loans held for investment, net, consist of the following (in thousands):

	December 24,	March 26,
	2004	2004
Loans held for investment, gross	$136,764	$103,196
Less: Financed loan points	(3,750)	(2,766)
Less: Allowance for loan losses	(5,081)	(3,597)

Loans held for investment, net	$127,933	$96,833

The allowance for loan losses and related additions and deductions to the allowance during the nine months ended December 24, 2004 and December 26, 2003 are as follows (in thousands):

	December 24,	December 26,
	2004	2003
Allowance for loan losses, March	$3,597	$1,957
Provision for credit losses	2,048	1,750
Loans charged off, net of recoveries	(564)	(268)

Allowance for loan losses, December	$5,081	$3,439

5.	Floor Plan Payable

During the first quarter of fiscal 2005, the Company amended its agreement with a financial institution from an $80.0 million syndicated floor plan facility expiring March 19, 2006 to a $70.0 million facility expiring May 25, 2007. The advance rate for the $70.0 million facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (5.25% at December 24, 2004) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of December 24, 2004. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of December 24, 2004, the Company was not in compliance with one of these provisions and has since obtained a waiver of default from the lending institution. The Company does not expect to be in compliance with these covenants in the next fiscal quarter and is in the process of renegotiating the covenant requirements. In the event the Company is not in compliance with any of its floor plan facility requirements in future periods, it would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $23.9 million and $84.1 million outstanding under floor plan credit facilities at December 24, 2004 and March 26, 2004, respectively.

6.	Warehouse Revolving Debt

In March 2004, the Company, through its subsidiary CountryPlace, entered into an agreement with a financial institution for a $200.0 million warehouse borrowing facility to fund chattel loans originated by Company-owned retail superstores. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

LIBOR (2.42% at December 24, 2004) plus 2.00%. The facility terminates on March 18, 2006; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. The facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1.0 million on March 18, 2005. CountryPlace had outstanding borrowings under the warehouse facility of $103.0 million and $74.1 million as of December 24, 2004 and March 26, 2004, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of December 24, 2004, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, up to 25% of each loan loss incurred. During the quarter ended December 24, 2004, the Company funded $118,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, the Company will have to originate an additional $117.8 million of new loans, of which $23.6 million will have to be funded through the Company’s operations.

During the quarters ended December 24, 2004 and December 26, 2003, CountryPlace originated, net of financed loan points, approximately $15.6 and $22.4 million of chattel loans, respectively. Of these amounts, in the quarter ended December 24, 2004, $2.6 million of loan originations was funded by the Company’s operations and $13.0 million was funded through warehouse borrowings, and in the quarter ended December 26, 2003, $8.3 million of loan originations was funded by the Company’s operations and $14.1 million was funded through warehouse borrowings. During the nine months ended December 24, 2004 and December 26, 2003, CountryPlace originated, net of financed loan points, approximately $48.2 and $60.8 million of chattel loans, respectively. Of these amounts, in the nine months ended December 24, 2004, $8.8 million of loan originations was funded by the Company’s operations and $39.4 million was funded through warehouse borrowings, and in the nine months ended December 26, 2003, $20.6 million of loan originations was funded by the Company’s operations and $40.2 million was funded through warehouse borrowings.

During the third quarter of fiscal 2005, the Company entered into an interest rate swap agreement on $75.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fix the interest rate on $75.0 million of the Company’s variable rate, long-term warehouse revolving debt to 4.07% per annum. Based on its terms and conditions, under SFAS No.’s 133 and 138, Accounting for Derivative Financial Instruments and Hedging Activities, the Company will record the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s statement of operations. The Company expects no significant ineffectiveness in connection with its hedge instrument. As of December 24, 2004, the fair value of the hedge was nominal.

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.	Other Comprehensive Loss

The difference between net loss and total comprehensive loss for the three and nine months ended December 24, 2004 and December 26, 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
Net loss	$(4,647)	$(4,132)	$(5,815)	$(2,805)
Unrealized gain (loss) on securities available-for- sale, net of tax	152	149	(640)	332

Comprehensive loss	$(4,495)	$(3,983)	$(6,455)	$(2,473)

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At December 24, 2004, the Company estimates that its potential obligations under all repurchase agreements were approximately $13.9 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the nine months ended December 24, 2004 and December 26, 2003 (in thousands):

	December 24,	December 26,
	2004	2003
Beginning accrued warranty balance, March	$4,008	$4,343
Net warranty expense provided	11,054	10,452
Cash warranty payments	(9,935)	(10,719)

Ending accrued warranty balance, December	$5,127	$4,076

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.	Convertible Senior Notes

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

The Company has used a portion of the proceeds from the offering to reduce its floor plan payable from $84.1 million at March 26, 2004 to $23.9 million at December 24, 2004. The remainder of the proceeds has been used for general corporate purposes.

In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus affirming its tentative conclusion with respect to the accounting for contingently convertible debt instruments, which generally become convertible into common stock only if one or more specified events occurs such as the underlying common stock achieving a specified target. Under previous interpretations of FASB Statement No. 128, “Earnings Per Share”, issuers of contingently convertible debt instruments generally excluded the dilutive effects of potential common shares underlying such debt from earnings per share calculations until the market price or other contingency was met. In the final consensus, among other things, the EITF concluded that the effect of contingently convertible debt instruments should be included in earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. The FASB is expected to issue an amendment to Statement No. 128 in the first quarter of calendar 2005, is currently still deliberating the effective date, and the effects are expected to be applied by restating all periods during which the instrument was outstanding.

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and loss from operations by segment for the three and nine months ending December 24, 2004 and December 26, 2003, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003

Net sales
Factory-built housing	$147,676	$138,838	$442,108	$432,865
Financial services	6,948	5,377	20,719	15,796

	$154,624	$144,215	$462,827	$448,661

Loss from operations
Factory-built housing	$(3,747)	$(1,677)	$(223)	$4,596
Financial services	3,351	2,345	9,404	5,348
General corporate expenses	(4,634)	(4,203)	(12,526)	(13,338)

	$(5,030)	$(3,535)	$(3,345)	$(3,394)

Interest expense	$(2,285)	$(1,202)	$(6,312)	$(4,128)
Equity in earnings (loss) of limited partnership	(726)	(2,073)	(483)	2,073
Other income	421	15	604	865

Loss before income taxes	$(7,620)	$(6,795)	$(9,536)	$(4,584)

PART I. Financial Information

Item 1. Financial Statements

See pages 1 through 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of December 24, 2004, we operated 18 manufacturing facilities that sell homes through 126 company-owned retail superstores and builder locations and approximately 350 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by Company-owned retail superstores. Through our investment as the 50% sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. We also provide property and casualty insurance for owners of manufactured and modular homes through our wholly-owned subsidiary, Standard Casualty.

During the first quarter, we completed a successful private offering of $75.0 million aggregate principal amount of convertible senior notes that will be convertible into shares of Palm Harbor’s common stock, subject to certain conditions and contingencies. We have used a portion of the proceeds to reduce our floor plan payable to $23.9 million from $84.1 million at year-end. The remainder of the proceeds was used for general corporate purposes. See “Liquidity and Capital Resources” below for additional information.

The second quarter of fiscal 2005 results were impacted by the hurricane activity on the east coast. This created a number of disruptions for Palm Harbor and others in our industry with the resultant delays in both wholesale and retail deliveries. Retail demand has been slow to recover, especially in our key markets of Texas and the Carolinas, where we have a significant retail presence.

During the third quarter of fiscal 2005, we streamlined our retail operations in order to improve our operating efficiencies. Additionally, we temporarily idled a production line in Texas and shifted production to another plant. Furthermore, we closed 12 of our least productive retail sales centers in order to more effectively align our resources with current demand in the market. Our results for the third quarter include $2.8 million, or $0.12 per share, for charges related to these decisions. Of the $2.8 million in charges, $2.7 million was recorded as a component of cost of sales and $1.9 million as selling, general and administrative expenses offset by a $1.8 million income tax benefit. Resulting cost reductions should approximate $5.0 million after tax annually and will begin in the fourth fiscal quarter.

We continue to execute our strategy of expanding our consumer financing capabilities through our finance subsidiary, CountryPlace, and our partnership in BSM. CountryPlace is now servicing 2,243 consumer chattel loans, totaling approximately $128 million. During the third quarter of fiscal 2005, BSM originated 2,726 loans, 172 of which were for Palm Harbor customers. For the quarter, 36% of our retail customers were financed by either CountryPlace or BSM.

We are focusing on increasing sales of our modular homes. Sales of our modular homes were up 79.5% in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 and comprise 19.7% of total factory-built home sales in the third quarter of fiscal 2005 versus 10.8% in the third quarter of fiscal 2004. Our Discovery series of modular homes account for about one quarter of total modular sales. We believe that modular housing is a key driver of our future growth and profitability.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	74.6	75.0	74.1

Gross profit	23.6	25.4	25.0	25.9
Selling, general and administrative expenses	26.9	27.8	25.7	26.6

Loss from operations	(3.3)	(2.4)	(0.7)	(0.7)
Interest expense	(1.5)	(0.8)	(1.4)	(0.9)
Equity in earnings (loss) of limited partnership	(0.4)	(1.4)	(0.1)	0.5
Other income	0.3	0.0	0.1	0.2

Loss before income taxes	(4.9)	(4.6)	(2.1)	(0.9)
Income tax benefit	1.9	1.7	0.8	0.3

Net loss	(3.0)%	(2.9)%	(1.3)%	(0.6)%

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 24, 2004 and December 26, 2003.

	Three Months Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2004	2003	2004	2003
Homes sold through Company- owned retail superstores and builder locations	1,145	1,402	3,734	4,655
Homes sold to independent dealers, builders and developers	853	618	2,357	1,819
Total new factory-built homes sold	1,998	2,020	6,091	6,474
Average new manufactured home Price – retail	$71,000	$70,000	$73,000	$67,000
Average new modular home price – retail	$130,000	$151,000	$131,000	$144,000
Average new modular home price – wholesale	$71,000	$71,000	$71,000	$67,000
Number of Company-owned retail superstores at end of period	122	147	122	147
Number of Company-owned builder locations at end of period	4	5	4	5

Three Months Ended December 24, 2004 Compared to Three Months Ended December 26, 2003

     Net Sales. Net sales increased 7.2% to $154.6 million in the third quarter of fiscal 2005 from $144.2 million in the third quarter of fiscal 2004. Net sales for the factory-built housing segment increased $8.8 million primarily due to a shift in product mix to modular homes which have a higher average selling price than manufactured homes ($130,000 for modular homes compared to $71,000 for manufactured homes). The number of modular homes sold during the third quarter of fiscal 2005 increased 79.5% compared to the third quarter of fiscal 2004 and comprised 19.7% of total factory-built home sales in fiscal 2005 versus 10.8% in fiscal 2004. Financial services revenue increased $1.6 million reflecting an increase in interest income resulting from an increase in loans held for investment from $84.1 million at December 26, 2003 to $127.9 million at December 24, 2004.

     Gross Profit. In the quarter ended December 24, 2004, gross profit as a percentage of net sales declined to 23.6%, or $36.5 million, from 25.4%, or $36.6 million, in the quarter ended December 26, 2003. Gross profit for the factory-built housing segment decreased $1.4 million from 23.6% of net sales in the third quarter of fiscal 2004 to 21.2% in the third quarter of fiscal 2005. This decrease is principally the result of $2.7 million of charges related to closing 12 of our least productive sales centers and streamlining our retail operations in the third quarter of fiscal 2005. In addition, the internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations, decreased from 69% in the third quarter of fiscal 2004 to 57% in the third quarter of fiscal 2005. This decrease is offset by a $1.3 million increase in factory-built housing margins which resulted from an increase in factory-built housing sales as explained above. Gross profit for the financial services segment increased $1.3 million due to the increase in net sales as explained above.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 26.9% in the third quarter of fiscal 2005 from 27.8% in the third quarter of fiscal 2004. Selling, general and administrative expenses increased from $40.2 million in the quarter ended December 26, 2003 to $41.5 million in the quarter ended December 24, 2004. Selling, general and administrative expenses for factory-built housing increased $0.9 million in the third quarter of fiscal 2005 due to $1.9 million in charges associated with closing 12 under-performing sales centers offset primarily by a $1.0 million decrease in expenses associated with operating 26 fewer retail superstores and a focus on reducing costs. Selling, general and administrative expenses for general corporate purposes increased $0.2 million primarily due to expenses related to becoming compliant with Sarbanes-Oxley. Selling, general and administrative expenses for financial services increased $0.3 million primarily associated with the growth of CountryPlace.

     Interest Expense. Interest expense increased 90.1% to $2.3 million in the third quarter of fiscal 2005 as compared to $1.2 million in the third quarter of fiscal 2004. This increase was primarily due to a $1.1 million increase in interest expense incurred on the warehouse revolving debt and the hedge facility and $0.6 million in interest expense incurred on the $75.0 million convertible senior notes that were issued during the first quarter of fiscal 2005. This increase is offset by a $0.6 million reduction in flooring interest resulting from a decrease in the floor plan liability from $77.6 million at December 26, 2003 to $23.9 million at December 24, 2004.

     Equity in Loss of Limited Partnership. Equity in loss of limited partnership decreased 65.0% to a $0.7 million loss in the third quarter of fiscal 2005 as compared to a $2.1 million loss in the third quarter of fiscal 2004. The current quarter’s results reflect the continued competitive conditions of the mortgage banking industry. The third quarter of fiscal 2004 reflected a decline in margins due to the timing differential between loans funded and loans sold to investors.

Nine Months Ended December 24, 2004 Compared to Nine Months Ended December 26, 2003

     Net Sales. Net sales increased 3.2% to $462.8 million in the first nine months of fiscal 2005 from $448.7 million in the first nine months of fiscal 2004. Net sales for the factory-built housing segment increased $9.2 million primarily due to a shift in the product mix to modular homes, which have a higher average selling price than manufactured homes ($131,000 for modular homes compared to $73,000 for manufactured homes). The number of modular homes sold in the first nine months of fiscal 2005 increased 49.4% compared to the first nine months of fiscal 2004 and comprised 16.7% of total factory-built home sales in fiscal 2005 versus 10.5% in fiscal 2004. A 9.0% increase in the average selling price of a new manufactured home (from $67,000 in the first nine months of fiscal 2004 to $73,000 in the first nine months of fiscal 2005) also contributed to the increase in net sales for the factory-built housing segment. Financial services revenue increased $4.9 million reflecting an increase in interest income resulting from an increase in loans held for investment from $84.1 million at December 26, 2003 to $127.9 million at December 24, 2004.

     Gross Profit. For the nine months ended December 24, 2004, gross profit as a percentage of net sales declined to 25.0%, or $115.6 million, from 25.9%, or $116.1 million, in the nine months ended December 26, 2003. Gross profit for the factory-built housing segment decreased $5.2 million from 24.5% of net sales for the first nine months of fiscal 2004 to 22.8% for the first nine months of fiscal 2005. This decrease is principally the result of $2.7 million of charges related to closing 12 of our least productive sales centers and streamlining our retail operations in the third quarter of fiscal 2005. In addition, the internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations, decreased from 72% for the first nine months of fiscal 2004 to 61% for the first nine months of fiscal 2005. Gross profit for the financial services segment increased $4.7 million due to the increase in net sales as explained above.

     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 25.7% in the first nine months of fiscal 2005 from 26.6% in the first nine months of fiscal 2004. Selling, general and administrative expenses decreased from $119.5 million in the nine months ended December 26, 2003 to $119.0 million in the nine months ended December 24, 2004. Selling, general and administrative expenses for factory-built housing remained flat in the first nine months of fiscal 2005, reflecting $1.9 million in charges associated with closing 12 under-performing sales centers in the third quarter of fiscal 2005 offset primarily by a $1.9 million decrease in expenses associated with operating 26 fewer retail superstores and a focus on reducing costs. Selling, general and administrative expenses for general corporate purposes decreased $1.3 million primarily due to staff reductions and a decrease in advertising costs. Selling, general and administrative expenses for financial services increased $0.7 million primarily associated with the growth of CountryPlace.

     Interest Expense. Interest expense increased 52.9% to $6.3 million for the nine months ended December 24, 2004 from $4.1 million for the nine months ended December 26, 2003. This increase was primarily due to a $2.2 million increase in interest expense incurred on the warehouse revolving debt and hedge facility and $1.5 million in interest expense incurred on the $75.0 million convertible senior notes that were issued during the first quarter of fiscal 2005. This increase is offset by a $1.6 million reduction in flooring interest resulting from a decrease in the floor plan liability from $77.6 million at December 26, 2003 to $23.9 million at December 24, 2004.

     Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) of limited partnership decreased 123.3% to a $0.5 million loss in the first nine months of fiscal 2005 as compared to $2.1 million of earnings in the first nine months of fiscal 2004. This decrease is primarily due to our share of operating income at BSM declining due to a lesser number of mortgage refinance originations in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

Liquidity and Capital Resources

     During the first quarter of fiscal 2005, we amended our agreement with a financial institution from an $80.0 million syndicated floor plan facility expiring March 19, 2006 to a $70.0 million facility expiring May 25, 2007. The advance rate for the $70.0 million facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (5.25% at December 24, 2004) or prime plus 1.0% to 3.0% for aged units, of which we had none as of December 24, 2004. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of December 24, 2004, we were not in compliance with one of these provisions and have since obtained a waiver of default from the lending institution. We do not expect to be in compliance with these covenants in the next fiscal quarter and are in the process of renegotiating the covenant requirements. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $23.9 million and $84.1 million outstanding under floor plan credit facilities at December 24, 2004 and March 26, 2004, respectively.

     On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase in additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, we filed a shelf registration statement covering resales of the Notes and the shares of Palm Harbor’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies.

     We have used a portion of the proceeds from the offering to reduce our floor plan payable from $84.1 million at March 26, 2004 to $23.9 million at December 24, 2004. The remainder of the proceeds has been used for general corporate purposes.

     In March 2004, CountryPlace entered into an agreement with a financial institution for a $200.0 million warehouse facility to fund chattel loans originated by Company-owned retail superstores, replacing its previous warehouse facility. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (2.42% at December 24, 2004) plus 2.00%. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables as defined in the warehouse agreement. The facility provides for an advance rate adjustment on March 18, 2005 as determined by the financial institution. If the advance rate is lowered, CountryPlace may terminate the borrowing facility with no penalty. If CountryPlace does not terminate the facility, it is obligated to pay the financial institution a fee of $1.0 million on March 18, 2005. CountryPlace had outstanding borrowings under the warehouse facility of $103.0 million and $74.1 million as of December 24, 2004 and March 26, 2004, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of December 24, 2004, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, we agreed to fund in cash to

CountryPlace, up to 25% of each loan loss incurred. During the third quarter of fiscal 2005, we funded $118,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, we will have to originate an additional $117.8 million of new loans, of which $23.6 million will have to be funded through our operations.

     During the quarters ended December 24, 2004 and December 26, 2003, CountryPlace originated, net of financed loan points, $15.6 million and $22.4 million of chattel loans, respectively. Of these amounts, in fiscal 2005, $2.6 million of loan originations was funded by our operations and $13.0 million was funded through warehouse borrowings, and in fiscal 2004, $8.3 million of loan originations was funded by our operations and $14.1 million was funded through warehouse borrowings. During the nine months ended December 24, 2004 and December 26, 2003, CountryPlace originated, net of financed loan points, approximately $48.2 and $60.8 million of chattel loans, respectively. Of these amounts, in the nine months ended December 24, 2004, $8.8 million of loan originations was funded by our operations and $39.4 million was funded through warehouse borrowings, and in the nine months ended December 26, 2003, $20.6 million of loan originations was funded by our operations and $40.2 million was funded through warehouse borrowings.

     During the third quarter of fiscal 2005, we entered into an interest rate swap agreement on $75.0 million of our variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fix the interest rate on $75.0 million of our variable rate, long-term warehouse revolving debt to 4.07% per annum. Based on the terms and conditions, under SFAS No.’s 133 and 138, Accounting for Derivative Financial Instruments and Hedging Activities, we will record the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in our statement of operations. We expect no significant ineffectiveness in connection with the hedge instrument. As of December 24, 2004, the fair value of the hedge was nominal.

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

     In May 2004, the Office of the Chief Accountant of the SEC notified us of their view that the origination and collection of long-term loans, which are held for investment purposes, in connection with customer purchases of our homes should be presented in the statement of cash flows as an operating activity. We had previously classified the origination and collection of loans held for investment as an investing activity, consistent with our established interpretations of SFAS No. 95 and industry practice. Accordingly, our statement of cash flows for the nine months ended December 26, 2003 was restated from net cash provided by (used in) operating activities totaling $19.7 to $(34.0) million and from net cash provided by (used in) investing activities totaling $(50.0) million to $3.8 million.

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

     Our 80% owned subsidiary, CountryPlace, originates chattel and non-conforming land home mortgage loans that are funded with proceeds from its warehouse borrowing facility and borrowings from us. We anticipate that a primary future source of funding for CountryPlace will be from securitizations of its mortgage loans. The proceeds from the securitizations will be used to repay any borrowings from the warehouse facility and from us, as well as to originate new loans. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. Although the asset-backed securitization market for manufactured housing lenders has improved slightly in the past year in terms of access to the markets, as well as pricing and credit enhancement levels, poor performance of any loans we may securitize in the future could harm our future access to the securitization market. If CountryPlace is unable to securitize its loans on terms that are economical, or if there is a decline in the securitization market for manufactured housing lenders, and if CountryPlace is unable to obtain additional sources of long term funding, it could have a material adverse effect on our results of operations, financial condition and business prospects.

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

     We finance a portion of our new inventory at our retail superstores through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. After the departure of Conseco Finance Servicing Corp. from wholesale financing, in 2002, Deutsche Financial Services Corporation announced that they were exiting the floor plan financing business. Although we currently have a floor plan facility with a financial institution totaling $70 million, there can be no assurance that we will continue to have access to such facility or that we will not be forced to reduce our new home inventory at our retail superstores.

Our repurchase agreements with floor plan lenders could result in increased costs.

     In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the third quarter of fiscal 2005 and 2004, net losses incurred under these repurchase agreements totaled $92,000 and $19,000, respectively.

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

     We are dependent to a significant extent upon the efforts of our executive officers, particularly Lee Posey, Chairman of the Board and Larry H. Keener, President and Chief Executive Officer. Mr. Posey took a leave of absence for health reasons beginning in October 2004. Since that time, he has attended all board meetings and has continued to work for us on a limited basis. Mr. Posey is expected to return on April 1, 2005, although his role will be limited upon his return. He will continue his role as Chairman of the Board. The loss of the services of one or more of our executive officers could have material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.

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

     In the third quarter of fiscal 2005, approximately 28% of our revenues were generated in Texas and approximately 19% of our revenues were generated in Florida. A decline in the demand for manufactured housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.

Item 3. Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt, and our fixed rate convertible senior notes and loans receivable balances. During the quarter ended December 24, 2004, the Company entered into an interest rate swap agreement to hedge the interest rate risk related to approximately $75 million of variable rate borrowings.

For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of December 24, 2004 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.3 million.

For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect both the fair market value of the loan portfolio and the convertible senior notes. Assuming CountryPlace’s level of loans held for investment as of December 24, 2004 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.9 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables. Assuming the amount of convertible senior notes as of December 24, 2004 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) as of December 24, 2004. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information as of December 24, 2004. During the fiscal quarter ended December 24, 2004, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

     Item 1. Legal Proceedings - Not applicable

     Item 2. Changes in Securities and Use of Proceeds - Not applicable

     Item 3. Defaults upon Senior Securities - Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders - Not applicable

     Item 5. Other Information - Not applicable

     Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Current Reports on Form 8-K

1)	January 19, 2005 – Press release filed under Item 12 announcing Palm Harbor Homes, Inc. third quarter and first nine months of fiscal 2005 results with condensed consolidated financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: February 1, 2005

Palm Harbor Homes, Inc.

(Registrant)

By:	/s/ Kelly Tacke

Kelly Tacke
Chief Financial and Accounting
Officer

By:	/s/ Lee Posey

Lee Posey
Chairman of the Board