Form 10-K
period 2005-03-25
PALM HARBOR HOMES INC /FL/
filed 2005-06-06
CIK 923473

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-24268
PALM HARBOR HOMES, INC.
(Exact name of registrant as specified in our charter)

Florida	59-1036634
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15303 Dallas Parkway, Suite 800, Addison, Texas	75001
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(972) 991-2422
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 24, 2004, was $161,125,304 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market. As of June 2, 2005, 22,822,517 shares of the registrant’s common stock were issued and outstanding.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s Proxy Statement relating to our Annual Meeting of Shareholders to be held July 27, 2005 are incorporated by reference in Part III.

PART I.

Item 1.	Business
General
      We were formed in 1977 and are one of the leading manufacturers and marketers of factory-built homes in the United States. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing as well as insurance. At March 25, 2005, we operated 18 manufacturing facilities in nine states that sell homes in 32 states through 121 of our company-owned retail superstores and builder locations and approximately 375 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace Mortgage, Ltd., we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by our retail superstores. Through our investment as the sole limited partner in BSM Financial L.P., we offer conforming and non-conforming mortgages. We provide property and casualty insurance for owners of manufactured and modular homes through our subsidiary, Standard Casualty Company.
      Beginning in 1999, the manufactured housing industry entered a cyclical downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. This is evidenced by a 62% decrease in industry-wide shipments of manufactured homes from calendar year 1999 to calendar year 2004. During this time, our manufactured housing shipments declined 57%. With the manufactured industry not showing any signs of recovery, we decided to diversify our operations by entering the modular home business. In June 2002, we acquired Nationwide Homes and have since added modular production to eight of our manufactured housing facilities. Industry-wide shipments of modular homes have increased 19% from calendar year 2002 to calendar year 2004. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” further explains the impacts of these conditions on our operating results.
Factory-Built Operations
      Our factory-built operations consist of the production and sale of manufactured homes and modular homes. Our manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (HUD regulations). Approximately 82% of the homes we produced in fiscal 2005 were built to HUD regulations. The remaining 18% of homes we produced were modular homes, which are built in accordance with state or local building codes.
      The following table sets forth the total factory-built homes sold as well as the number of manufacturing facilities we operated for the fiscal years indicated:

	2001	2002	2003	2004	2005

Factory-built homes sold:
Single-section	2,166	1,473	727	474	355
Multi-section	8,663	8,465	7,280	6,780	6,211
Modular	—	—	670	962	1,382

Total factory-built homes sold	10,829	9,938	8,677	8,216	7,948

Operating manufacturing facilities (at end of fiscal year)	15	15	19	19	18
      The principal materials used in the production of our factory-built homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. We believe that the materials used in the production of our factory-built homes are readily available from a wide variety of suppliers and the loss of any single supplier would not have a material adverse effect on our business. The three suppliers which accounted for more than 5% of our total purchases during the fiscal year ended March 25, 2005 represented 12.9%, 6.4% and 5.1%, respectively, of our total purchases during the fiscal year ended March 25, 2005. Prices of certain materials such as lumber, gypsum, steel and insulation can fluctuate significantly due to changes in supply and demand. Although we and others in the industry typically have been able to pass higher material costs on to the consumer through price increases, such increases typically lag the escalation of materials costs. No assurances can be made that we will be able to pass these costs on in future years.

Manufactured Homes
      We manufacture single and multi-section manufactured homes under various brand names including Palm Harbortm, Masterpiecetm, Keystonetm, CountryPlace, River Bend and Windsor Homestm. Approximately 94% of the manufactured homes we produced were multi-section in fiscal 2005 as compared to 95% in fiscal 2004. We offer over 600 floor plans, ranging in size from approximately 800 to 3,200 square feet. Approximately 90% of the manufactured homes we produce are structurally or decoratively customized to the homebuyer’s specifications. Although we produce a wide price range of manufactured homes, the average retail sales price (excluding land) of our manufactured homes was approximately $73,000 during fiscal 2005.
      Our homes are manufactured in indoor facilities, which have approximately 100,000 square feet of floor space and employ an average of 220 associates who generally work one shift per day, five days per week. Construction of our homes is performed in stages using an assembly-line process. Each section is permanently attached to a steel support chassis, various components such as floors, interior and exterior walls and a roof are added and function testing is performed. We currently manufacture a typical manufactured home in approximately five days. Our facilities have the capacity to produce an aggregate of approximately 119 sections per day. The current rate of production is 59.
      Our typical manufactured home contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central air conditioning and heating, a range, refrigerator, carpeting and drapes. In addition, we offer optional amenities, including dishwashers, washers, dryers, furniture packages and specialty cabinets, as well as a wide range of colors, moldings and finishes. Optional features usually associated with site-built homes such as stone fireplaces, ceramic tile floors, showers and countertops, computer rooms, skylights, vaulted ceilings and whirlpool baths are also offered. We have a unique package of energy saving construction features referred to as “EnerGmisertm” which includes, among other things, additional insulation to reduce heating and cooling costs, and which exceeds statutorily-mandated energy efficiency levels.
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
      The completed manufactured homes are transported by independent trucking companies to either the retail sales center or to the customer’s site. The transportation cost is borne by the independent retailer. Retailers or other independent installers are responsible for placing the manufactured home on site, joining the interior and exterior seams, making utility hook-ups and, in certain instances, providing installation and finish-out services. The industry practice is to have third parties hired by the retailer provide the installation and finish-out services. Our associates, rather than third parties, perform the installation and finish out services on manufactured homes sold. We believe our finish-out services ensure that our quality procedures are applied during the entire process and increase customer satisfaction, thereby providing us a competitive advantage.
      Our backlog of manufactured housing orders as of June 2, 2005 was approximately $44.5 million, as compared to approximately $21.7 million as of April 29, 2004. Since retailers may cancel orders prior to production without penalty, we do not consider our order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the manufactured housing market, the level of backlog generally declines during the winter months.

Modular Homes
      We manufacture modular homes through our wholly owned subsidiary, Nationwide Custom Homes, Inc. Nationwide operates three facilities in Martinsville, Virginia, one in Arabi, Georgia, and one in Siler City, North Carolina. In addition, eight of our other manufacturing facilities produce modular homes principally under the brand name Discovery Custom Homes. We produce a wide price range of modular homes with an average retail sales price (excluding land) of $135,000 for fiscal 2005.
      Our modular homes include single story ranch homes, split-levels, cape cods and two and three story homes. Like a manufactured home, a typical modular home contains the standard rooms and features and offers optional amenities, decors, exteriors and floor plans.
      Each modular home is assembled in sections. The process begins on a production line where a team of assemblers creates the floor and walls of the house. The section is then wheeled down a tracked path where various stages of finish are performed and components are added — from wiring and insulation early in the process to fixtures and floor coverings just prior to shipping. Modular homes are typically completed in one to two weeks.
      The homes are shipped directly off the manufacturing line to the customer’s site. Once on site, the homes are typically crane set on the foundation, the roof is raised and the final seam of roof shingles along the ridges of the roofline is applied.
      Our backlog of orders at Nationwide as of June 2, 2005, was approximately $39.9 million, as compared to approximately $29.6 million as of April 29, 2004.

Retail
      Our homes are sold through a distribution network consisting of retail superstores we own and independent dealers, builders and developers. We had a shift in our distribution network from 75% to 71% to 60% of our homes being sold by our company-owned superstores and builder locations from fiscal 2003 to fiscal 2004 to fiscal 2005, respectively. This decrease in the percentage of homes we manufactured and sold through our company-owned superstores and builder locations has resulted in a decline of gross margins from 28.7% to 26.0% to 25.3% from fiscal 2003 to fiscal 2004 to fiscal 2005, respectively. The following table sets forth the number of homes we sold through each of these distribution channels, as well as the number of company-owned retail superstores and independent dealers, builders and developers during the past three fiscal years:

	March 28,	March 26,	March 25,
	2003	2004	2005

Factory-built homes sold by:
Company-owned superstores and builder locations	6,541	5,846	4,762
Independent dealers, builders and developers	2,136	2,370	3,186

Total	8,677	8,216	7,948

Number of:
Company-owned superstores and builder locations	158	149	121
Independent dealers, builders and developers	300	275	375

Total	458	424	496

      We first established company-owned retail superstores in 1992 and currently have 117 superstores in 19 states. One of our typical retail superstores consists of a sales office, which is a manufactured home, and a variety of factory-built model homes of various sizes, floor plans, features and prices. Currently, 70 of our retail superstores have modular model homes on site and many of our retail superstores also sell used and repossessed homes. Customers may purchase one of the model homes or may order a home that will be built at one of our manufacturing facilities and customized to meet their needs.

      Through Nationwide, we have four builder locations in Virginia and North Carolina. Our typical builder location consists of a modular model home which serves as a sales office.
      Our independent retailer network principally consists of local dealers and builders that market land/home packages and developers of communities. No single independent retailer accounted for 5% or more of our net sales during fiscal 2003, 2004 or 2005.
Independent Builders/ Developers
      Approximately 8% of the modular homes we sold in fiscal 2005 were sold from our five Nationwide manufacturing facilities directly to a consumer. Nationwide’s independent distribution network consists of approximately 200 local builders and developers with whom we have developed relationships through direct marketing, trade shows, the Internet and referrals. Nationwide transports the home to the builder’s/developer’s site and the builder/developer contracts crews to lift the home with a crane onto its foundation and subsequently perform the finish-out services. Modular homes typically require a larger amount of work to be done on-site to complete the production of the homes. Currently eight of our manufactured housing facilities also build modular homes and sell homes directly to builders/developers.
Markets Served
      During the fiscal year ended March 25, 2005, the percentage of our revenues by region was as follows:

		Percentage of
Region	Primary States	Revenue by Region

Southeast	Florida, North Carolina, Alabama, Georgia, South Carolina, Mississippi, Tennessee, Virginia, West Virginia, Maryland, Connecticut, Delaware	46%
Central	Texas, Oklahoma, Arkansas, Louisiana	24
West	New Mexico, Arizona, California, Colorado, Oregon, Washington, Montana, Nevada, Idaho	27
Midwest	Ohio, Michigan, Indiana, Kentucky, Illinois, Pennsylvania, Missouri	3

		100%

      The two states which accounted for greater than 10% of our revenues were Florida and Texas with 22.8% and 21.3%, respectively, of total revenues.
      Factory-built housing, which consists of manufactured housing and modular housing, is a regional business and the primary geographic market is within a 250-mile radius for a manufactured housing facility and within a one to two day drive for a modular housing facility. Each of our manufactured housing facilities typically serves 30 to 90 retailers, and the facility sales staff maintains personal contact with each retailer, whether company-owned or independent. Our decentralized operations allow us to be more responsive in addressing regional customer preferences of product innovation and home design.
Consumer Financing
      We maintain relationships with conventional lenders who provide two basic types of consumer financing in the manufactured housing industry: chattel or personal property loans for purchasers of a home with no real estate involved and land/home or mortgage loans which finance the land, home and all improvements on the property. There are two types of mortgage loans — conforming and non-conforming. Conforming loans conform to FHA, VA, Freddie Mac and Fannie Mae standards. Generally, the type of required foundations installed must conform to Federal requirements and the borrower must meet certain criteria. Non-conforming loans are financed by a major bank or lending institution which does not require a specific foundation type and have more flexible criteria. Beginning in fiscal 2000 and continuing through fiscal 2005, many consumer lenders have tightened credit-underwriting standards which has resulted in reduced lending volumes and lower sales volumes of manufactured homes.
      Some of our customers obtain third-party construction financing, which allows for progress payments to be made to us at periodic intervals during the manufacturing, sale and closing process. This type of financing is primarily available to those customers obtaining land/home or mortgage loans, which finance the land, home and improvements of a piece of real property. Such third-party construction financing through our customers is generally more advantageous to us in that the cash is received earlier and can be used for various corporate purposes.
      In addition, we provide financing to our customers on competitive terms through our 80% owned subsidiary, CountryPlace, and our investment as the sole limited partner in BSM. Through CountryPlace, we offer customary chattel loans and non-conforming land/home mortgage loans for manufactured homes sold through our own retail superstores. Through BSM, we offer conforming and non-conforming mortgage financing for both modular and manufactured homes. We believe that providing these financing alternatives to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with an additional source of earnings.
      Prior to the third quarter of 2003, CountryPlace originated loans and immediately sold them to other lenders. During the third quarter of 2003, we executed our planned strategy and expanded CountryPlace into a full service chattel lender with originating, servicing and securitization capabilities. CountryPlace originated $32.9 million, $77.1 million and $59.2 million of loans for its own investment portfolio in fiscal 2003, 2004 and 2005, respectively. CountryPlace services and collects its portfolio of loans using its own employees and systems.
Insurance
      We offer property and casualty insurance as well as extended warranties for owners of manufactured homes through our subsidiary, Standard Casualty. During fiscal 2005, 57% and 89% of homeowners who purchased a home through our own retail superstores purchased property and casualty insurance and extended warranties, respectively. At the end of fiscal 2005, Standard Casualty had approximately 11,000 policies in force.
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
      The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 35% of our homes are sold to independent retailers; (ii) a majority of the homes we sell to independent retailers are pre-sold to specific retail customers; (iii) we monitor each retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of retailers; (v) none of our independent retailers accounted for more than 5% of our net sales in fiscal 2005; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. We estimate that our potential obligations under such repurchase agreements were approximately $19.3 million as of March 25, 2005. During the fiscal years ended

March 28, 2003, March 26, 2004 and March 25, 2005, we incurred net expenses under these repurchase agreements totaling $69,000, $6,000 and $65,000, respectively.
      Beginning in fiscal 2000 and continuing through fiscal 2005, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants. During this time, several major floor plan lenders have exited the wholesale financing business and a number of regional banks have entered the retail financing or increased their lending volumes.
Competition
      The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured and modular homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums. The efficiency of the assembly-line process, protection from the weather and nationwide purchasing power enable us to produce a home in approximately one to two weeks and typically at a lower cost than a conventional site-built home of similar quality. We do not view any of our competitors as being dominant in the industry, although some of our competitors possess substantially greater manufacturing, distribution and marketing resources than us.
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
Business Segment Information
      We operate principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. See Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2003, 2004 and 2005.
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
      Manufactured and site-built homes are all typically built with some products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentrations of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers as to formaldehyde-

associated risks. The Environmental Protection Agency and other governmental agencies have in the past evaluated the effects of formaldehyde. We use materials in our manufactured homes that meet HUD standards for formaldehyde emissions and believe we comply with HUD and other applicable government regulations in this regard.
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
      Palm Harbor’s insurance operations are regulated by the state insurance boards where they underwrite their policies. Underwriting, premiums, investments and capital reserves are subject to the rules and regulations of these state agencies.
Seasonality
      Our business is seasonal. Generally we experience higher sales volume during the months of March through October. Our sales are slower during the winter months and shipments can be delayed in areas of the country that experience harsh weather conditions.

Associates
      As of March 25, 2005, we had approximately 4,600 associates. All of our associates are non-union. We have not experienced any labor-related work stoppages and believe that our relationship with our associates is good.
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
      We currently own or lease properties at 20 manufacturing facilities in nine states. We own substantially all of our machinery and equipment. We believe our facilities are adequately maintained and suitable for the purposes for which they are used. Our current utilization rate at our manufacturing facilities is approximately 49%. The following table sets forth certain information with respect to properties at our manufacturing facilities:

		Commencement		Approximate
State	City	of Production	Owned/Leased	Square Feet

Alabama	Boaz	1986	Leased	97,683
		1993	Leased	75,164	(1)
Arizona	Tempe	1978	Owned	103,500
	Casa Grande	1997	Owned	90,000
Florida	Plant City	1981	Owned	93,600
		1985	Owned	87,200
Georgia	Arabi	1999	Owned	97,970
	LaGrange	1996	Owned	200,000
North Carolina	Albemarle	1994	Owned	112,700
	Siler City	1988	Owned	91,200
		1996	Leased	40,000
Ohio	Sabina	1988	Owned	85,000
Oregon	Millersburg	1995	Owned	168,650
Texas	Austin	1981	Owned	103,800
	Burleson	1992	Owned	77,000	(1)
	Fort Worth	1993	Owned	94,300
	Buda	1993	Owned	121,300
		1994	Owned	88,275
Virginia	Martinsville	1969	Owned	43,505
		1972	Owned	148,346
		1974	Owned	56,593
		1996	Owned	75,262

(1)	Production line was idled as of March 25, 2005.

      In addition to our production facilities, we own certain properties upon which 38 of our retail superstores are located. We also lease approximately 48,000 square feet of office space in Addison, Texas for our corporate headquarters. Our corporate headquarters lease expires in 2013.

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
      Our common stock has been traded on the Nasdaq Stock Market under the symbol “PHHM” since July 31, 1995, the date on which we completed our initial public offering. The following table sets forth, for the periods indicated, the high and low sales information per share of the common stock as reported on the Nasdaq Stock Market.

Fiscal 2005	High	Low

First Quarter	$24.07	$17.09
Second Quarter	17.93	14.94
Third Quarter	17.55	14.03
Fourth Quarter	16.91	13.93

Fiscal 2004	High	Low

First Quarter	$20.24	$14.12
Second Quarter	19.17	16.70
Third Quarter	19.59	16.55
Fourth Quarter	24.04	16.22
      On June 2, 2005, the last reported sale price of our common stock on the Nasdaq Stock Market was $18.84. As of June 2, 2005, there were approximately 710 record holders of our common stock, and approximately 3,300 holders of the common stock overall based on an estimate of the number of individual participants represented by security position listings.
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
      The following table sets forth selected financial information regarding our financial position and operating results which has been extracted from our audited financial statements for the five fiscal years ended March 25, 2005. The information should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes in Item 8 of this report.

	Fiscal Year Ended

	March 30,	March 29,	March 28,	March 26,	March 25,
	2001	2002	2003(2)	2004	2005

	(In thousands, except per share data)
Statement of Income:
Net sales	$650,451	$627,380	$573,130	$578,465	$610,538
Cost of sales	443,131	426,356	408,725	427,826	455,960

Gross profit	207,320	201,024	164,405	150,639	154,578
Selling, general and administrative expenses	165,896	168,171	157,474	157,414	154,931

Income (loss) from operations	41,424	32,853	6,931	(6,775)	(353)
Interest expense	(12,792)	(8,377)	(6,676)	(5,566)	(8,990)
Equity in earnings (loss) of limited partnership	—	—	3,416	1,848	(763)
Other income	7,279	6,450	1,458	1,440	4,165

Income (loss) before income taxes and cumulative effect of change in accounting principle	35,911	30,926	5,129	(9,053)	(5,941)
Income tax benefit (expense)	(14,034)	(11,478)	(1,908)	3,036	2,118

Income (loss) before cumulative effect of change in accounting principle	21,877	19,448	3,221	(6,017)	(3,823)
Cumulative effect of change in accounting principle	(2,048)	—	—	—	—

Net income (loss)	$19,829	$19,448	$3,221	$(6,017)	$(3,823)

Net income (loss) per common share — basic and diluted	$0.87	$0.85	$0.14	$(0.26)	$(0.17)

Weighted average common shares outstanding — basic	22,760	22,820	22,913	22,857	22,832
Weighted average common shares outstanding — diluted	22,772	22,820	22,913	22,857	22,832
Operating Data:
Number of new factory-built homes sold	10,829	9,938	8,677	8,216	7,948
Multi-section manufactured homes sold as a percentage of total manufactured homes sold	80%	85%	91%	93%	95%
Number of manufacturing facilities(1)	15	15	19	19	18
Number of company-owned superstores(1)	145	151	153	144	117
Number of company-owned builder locations(1)	—	—	5	5	4

	Fiscal Year Ended

	March 30,	March 29,	March 28,	March 26,	March 25,
	2001	2002	2003(2)	2004	2005

	(In thousands, except per share data)
Balance Sheet Data(1):
Total assets	$468,368	$473,271	$482,567	$521,822	$571,980
Convertible senior notes	—	—	—	—	75,000
Warehouse revolving debt	—	—	15,135	74,071	106,298
Bonds payable	2,908	2,742	2,567	2,377	—
Shareholders’ equity	235,652	256,657	260,174	256,053	252,907

(1)	As of the end of the applicable period.

(2)	On June 7, 2002, we acquired Nationwide Custom Homes, Inc., a manufacturer and marketer of modular homes. Nationwide contributed $51.2 million in revenues and $4.3 million in income from operations in fiscal 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
      We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of March 25, 2005, we operated 18 manufacturing facilities that sell homes through 121 company-owned retail superstores and builder locations and approximately 375 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by Company-owned retail superstores. Through our investment as the 50% sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. We also provide property and casualty insurance for owners of manufactured and modular homes through our wholly owned subsidiary, Standard Casualty.
      During the first quarter, we completed a successful private offering of $75.0 million aggregate principal amount of convertible senior notes that will be convertible into shares of Palm Harbor’s common stock, subject to certain conditions and contingencies. We have used the majority of the proceeds to reduce our floor plan payable to $30.9 million at March 25, 2005 from $84.1 million at March 26, 2004. The remainder of the proceeds has been used to help fund CountryPlace’s operations and for general corporate purposes. See “Liquidity and Capital Resources” below for additional information.
      The second quarter of fiscal 2005 results were impacted by the hurricane activity on the east coast. This created a number of disruptions for Palm Harbor and others in our industry with the resultant delays in both wholesale and retail deliveries. Also, retail demand has been slow to recover, especially in our key markets of Texas and the Carolinas, where we have a significant retail presence.
      During the third quarter of fiscal 2005, we streamlined our retail operations in order to improve our operating efficiencies. Additionally, we temporarily idled a production line in Texas and shifted production to another plant. Furthermore, we closed 12 of our least productive retail sales centers in order to more effectively align our resources with current demand in the market. Our results for the third quarter include $2.8 million, or $0.12 per share, for charges related to these decisions. Of the $2.8 million in charges, $2.7 million was recorded as a component of cost of sales and $1.9 million as selling, general and administrative expenses offset by a $1.8 million income tax benefit. Resulting cost reductions should approximate $5.0 million after tax annually.
      Subsequent to our fiscal year-end, we temporarily shifted production from one of our production lines to two other lines in order to create some operational efficiencies. Management will analyze this revised production schedule for a while and determine whether we should continue with the shift or open the production line back up.
      We are focusing on increasing sales of our modular homes. We sold 43.7% more modular homes during fiscal 2005 as compared to fiscal 2004 and the number of modular homes sold was 17.4% of total factory-built homes sold in fiscal 2005 versus 11.7% in fiscal 2004. Our Discovery series of modular homes account for about one quarter of total modular sales. We believe that modular housing is a key driver of our future growth and profitability.
      We continue to execute our strategy of expanding our consumer financing capabilities through our finance subsidiary, CountryPlace, and our partnership in BSM. CountryPlace is now servicing 2,330 consumer chattel loans, totaling $132.4 million. During fiscal 2005, BSM originated 10,695 loans, 980 of which were for Palm Harbor customers. For fiscal 2005, approximately 40% of our retail customers were financed by either CountryPlace or BSM.
      The largest impediment of our growth is financing for our retail customers which, if limited, could affect our sales volume. Additionally, obtaining funding for CountryPlace and obtaining wholesale financing are key risk factors that could impair the growth of our Company.
Results of Operations
      The following table sets forth certain items of our Statement of Operations as a percentage of net sales for the periods indicated.

	Fiscal Year Ended

	March 28,	March 26,	March 25,
	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.3	74.0	74.7

Gross profit	28.7	26.0	25.3
Selling, general and administrative expenses	27.5	27.2	25.4

Income (loss) from operations	1.2	(1.2)	(0.1)
Interest expense	(1.2)	(1.0)	(1.5)
Equity in earnings (loss) of limited partnership	0.6	0.3	(0.1)
Other income	0.3	0.3	0.7

Income (loss) before income taxes	0.9	(1.6)	(1.0)

Income tax benefit (expense)	(0.3)	0.6	0.4

Net income (loss)	0.6%	(1.0)%	(0.6)%

      The following table summarizes certain key sales statistics as of and for the period indicated.

	Fiscal Year Ended

	March 28,	March 26,	March 25,
	2003	2004	2005

Homes sold through company-owned retail superstores and builder locations	6,541	5,846	4,762
Homes sold to independent dealers, builders and developers	2,136	2,370	3,186
Total new factory-built homes sold	8,677	8,216	7,948
Average new manufactured home price — retail	$63,000	$68,000	$73,000
Average new manufactured home price — wholesale	$41,000	$46,000	$55,000
Average new modular home price — retail	$148,000	$146,000	$135,000
Average new modular home price — wholesale	$64,000	$67,000	$71,000
Number of company-owned retail superstores at end of period	153	144	117
Number of company-owned builder locations at end of period	5	5	4

2005 Compared to 2004
      Net Sales. Net sales increased 5.5% to $610.5 million in fiscal 2005 from $578.5 million in fiscal 2004. Net sales for the factory-built housing segment increased $25.6 million primarily due to a shift in product mix to modular homes which have a higher average selling price than manufactured homes ($135,000 for modular homes compared to $73,000 for manufactured homes). The number of modular homes sold during fiscal 2005 increased 43.7% compared to fiscal 2004 and comprised 17.4% of total factory-built home sales in fiscal 2005 versus 11.7% in fiscal 2004. Financial services revenue increased $6.5 million reflecting an increase in the number of renewals of insurance policies at Standard Casualty and an increase in interest income at CountryPlace resulting from an increase in loans held for investment from $96.7 million at the end of fiscal 2004 to $132.4 million at the end of fiscal 2005.
      Gross Profit. In fiscal 2005, gross profit as a percentage of net sales declined to 25.3%, or $154.6 million, from 26.0%, or $150.6 million, in fiscal 2004. Gross profit for the factory-built housing segment decreased $2.2 million from 24.5% of net sales in fiscal 2004 to 23.1% of net sales in fiscal 2005. This decrease is principally the result of $2.7 million of charges related to closing 12 of our least productive sales centers and streamlining our retail operations in the third quarter of fiscal 2005. In addition, the internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations, decreased from 71% in fiscal 2004 to 60% in fiscal 2005. Gross profit for the financial services segment increased $6.1 million due to the increase in net sales as explained above.
      Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 25.4% in fiscal 2005 from 27.2% in fiscal 2004. Selling, general and administrative expenses decreased to $154.9 million in fiscal 2005 from $157.4 million in fiscal 2004. Selling, general and administrative expenses for factory-built housing decreased $1.5 million in fiscal 2005 due to a focus on reducing costs, offset by $1.9 million in charges associated with closing 12 under-performing sales centers. Selling, general and administrative expenses for general corporate purposes decreased $1.8 million primarily resulting from a $0.7 million decrease in advertising costs, $0.8 million decrease in workers compensation reserves due to the reduction in our workforce several years ago, $0.5 million decrease in expenses related to the long-term incentive plan which was modified in fiscal 2004, and $0.6 million decrease in salaries and bonuses offset by $0.6 million increase in expenses related to becoming Sarbanes-Oxley compliant. Selling, general and administrative expenses for financial services increased $0.8 million primarily due to additional expenses related to commissions and amortization of debt issue costs associated with the expansion of CountryPlace.
      Interest Expense. Interest expense increased 61.5% to $9.0 million in fiscal 2005 as compared to $5.6 million in fiscal 2004. This increase was primarily due to a $3.3 million increase in interest expense incurred on the warehouse revolving debt and hedge facility and $2.4 million in interest expense incurred on the $75.0 million convertible senior notes that were issued during the first quarter of fiscal 2005. This increase is offset by a $2.2 million reduction in flooring interest resulting from a decrease in the floor plan liability from $84.1 million at March 26, 2004 to $30.9 million at March 25, 2005.
      Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) of limited partnership decreased 141.3% to a $0.8 million loss in fiscal 2005 as compared to $1.8 million of earnings in fiscal 2004. This decrease is primarily due to our share of operating losses at BSM increasing due to a lesser number of mortgage refinance originations in fiscal 2005 compared to fiscal 2004.
      Other Income. Other income increased 189.2% to $4.2 million in fiscal 2005 as compared to $1.4 million in fiscal 2004 primarily due to a $2.8 million increase in income earned on a real estate investment.

2004 Compared to 2003
      Net Sales. Net sales increased 0.9% to $578.5 million in fiscal 2004 from $573.1 million in fiscal 2003. Net sales for the factory-built housing segment increased $2.5 million primarily due to modular sales which totaled $83.5 million in fiscal 2004 versus $66.3 million in fiscal 2003, which was somewhat offset by a decrease in overall manufactured housing volume. The volume of manufactured homes sold through our retail superstores declined 12.4% while overall manufactured housing unit volume, which includes sales to independent retailers, declined 8.2% in fiscal 2004. This decline in volume is partially offset by an increase in the average selling price of a new manufactured home to $68,000 in 2004 from $63,000 in 2003. This increase in average selling price resulted primarily from our passing higher materials costs on to the customer through price increases as well as a shift in product mix towards multi-section manufactured homes, which constituted 93% of our manufactured homes sold in 2004, as compared to 91% in fiscal 2003, as customers are purchasing larger homes with more amenities. The number of our retail superstores and builder locations decreased from 158 at the end of fiscal 2003 to 149 at the end of fiscal 2004. Financial services revenue increased $2.8 million, which consists of a $1.5 million increase in interest income resulting from an increase in the loans held for investment from $32.1 million at the end of fiscal 2003 to $96.8 million at the end of fiscal 2004, and a $1.3 million increase in insurance revenues.
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
      Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 27.2% in fiscal 2004 from 27.5% in fiscal 2003. Selling, general and administrative expenses decreased slightly to $157.4 million in fiscal 2004 from $157.5 million in fiscal 2003. Selling, general and administrative expenses for factory-built housing decreased $0.9 million in fiscal 2004, which reflects a $3.5 million decrease in selling, general and administrative expenses associated with nine fewer retail superstores and a focus on reducing fixed costs in fiscal 2004 offset by an increase of $3.3 million due to selling, general and administrative expenses including 12 months of Nationwide’s expenses in fiscal 2004 versus 10 months in fiscal 2003. Selling, general and administrative expenses for financial services increased $0.8 million primarily due to additional expenses related to the expansion of CountryPlace.
      Interest Expense. Interest expense decreased 16.6% to $5.6 million in fiscal 2004 as compared to $6.7 million in fiscal 2003. This decrease was primarily due to a $25.5 million decrease in the average floor plan liability in fiscal 2004 coupled with a slight decrease in the prime interest rate from 4.25% at the end of fiscal 2003 to 4.00% at the end of fiscal 2004.

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

Liquidity and Capital Resources
      Cash and cash equivalents totaled $46.2 million at March 25, 2005, down from $50.8 million at March 26, 2004. During fiscal 2005, net cash used in operating activities totaled $51.1 million and consisted of $59.2 million used for originating loans at CountryPlace, offset by $20.8 million provided by principal payments on loans originated, $14.6 million used to increase inventory through a greater number of homes per sales center as well as a higher average invoice cost per home, and $10.4 million used to increase restricted cash for outstanding letters of credit which collateralized insurance programs and surety bonds and principal and interest payments on the loans that are in the warehouse. Net cash used in investing activities consisted of $1.1 million used for net purchases of property, plant and equipment and $1.5 million of net purchases of investments by Standard Casualty. Net proceeds from the warehouse facility of $32.2 million and convertible senior notes of $72.5 million were offset by payments of $53.2 million on floor plan liabilities and $2.4 million on bonds payable to contribute to the $49.2 million in net cash provided by financing activities.
      During the first quarter of fiscal 2005, we amended our agreement with a financial institution from an $80.0 million syndicated floor plan facility expiring March 19, 2006 to a $70.0 million facility expiring May 25, 2007. The advance rate for this facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (5.75% at March 25, 2005) or prime plus 1.0% to 3.0% for aged units, of which we have none as of March 25, 2005. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of March 25, 2005, we were not in compliance with one of these provisions and have since obtained a waiver of default from the lending institution. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $84.1 million and $30.9 million outstanding under these floor plan credit facilities at March 26, 2004 and March 25, 2005, respectively.
      On May 5, 2004, we issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of our common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies.
      We used the majority of the proceeds from the offering to reduce our floor plan payable from $84.1 million at March 26, 2004 to $30.9 million at March 25, 2005. The remainder of the proceeds has been used to help fund CountryPlace’s operations and for general corporate purposes.
      In March 2004, through our subsidiary CountryPlace, we entered into an agreement with a financial institution for a $200.0 million warehouse borrowing facility to fund chattel loans originated by Company-owned retail superstores. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (2.875% at March 25, 2005) plus 2.00%. The facility terminates on March 18, 2006; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. The facility provided for an advance rate adjustment on March 18, 2005 as determined by the financial institution. The advance rate was not lowered by the financial institution, and therefore the facility was not terminated and CountryPlace was obligated to pay a fee of $1.0 million to the financial institution. The $1.0 million fee is being amortized over the remaining term of the facility. CountryPlace had outstanding borrowings under the warehouse facility of $74.1 million and $106.3 million as of March 26, 2004 and March 25, 2005, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of March 25, 2005, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, we agreed to fund in cash to CountryPlace up to 25% of each loan loss incurred. During the fiscal year ended March 25, 2005, we funded $343,000 to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, we will have to originate an additional $112.9 million of new loans, of which $22.6 million will have to be funded through our operations.
      During fiscal year ended March 25, 2005, we entered into an interest rate swap agreement on our variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fix the interest rate on $75.0 million of our variable rate, long-term warehouse revolving debt at 4.07% per annum. Based on the terms and conditions, under SFAS No.’s 133 and 138, Accounting for Derivative Financial Instruments and Hedging Activities, we recorded the hedge instrument at fair value as of March 25, 2005 with the effective offsetting portion of the hedge recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge recorded in our consolidated statement of operations. As of March 25, 2005, we had no significant ineffective portion and we recorded an unrealized gain of $1.1 million, net of tax, related to our interest rate swap agreement.
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
      We believe that the proceeds from the issuance of the convertible senior notes, floor plan financing, available borrowing alternatives (including securitizations) in addition to the warehouse facility, will be adequate to support our working capital needs, currently planned capital expenditure needs and expansion of CountryPlace for the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset-backed securitizations, and other factors beyond our control, no assurances can be given in this regard.

Contractual Obligations and Commitments (dollars in thousands)
      The following tables summarize our contractual cash obligations and commercial commitments, excluding interest, at March 25, 2005. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

	Payments Due by Period

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Floor plan payable	$30,888	$30,888	$—	$—	$—
Debt obligations
Warehouse revolving debt	106,298	106,298	—	—	—
Convertible senior notes	75,000	—	—	—	75,000
Operating lease obligations	17,588	4,658	4,467	3,075	5,388

Total contractual cash obligations	$229,774	$141,844	$4,467	$3,075	$80,388

	Amount of Commitment Expiration Per Period

	Total
	Amounts	Less Than	1-3	4-5	Over
	Committed	1 Year	Years	Years	5 Years

Repurchase obligations(1)	$19,255	$17,879	$1,376	$—	$—
Letters of credit(2)	12,280	12,280	—	—	—

Total commercial commitments	$31,535	$30,159	$1,376	$0	$0

(1)	We have contingent repurchase obligations outstanding at March 25, 2005 which have a finite life but are replaced as we continue to sell our manufactured homes to dealers under repurchase agreements with financial institutions. Our losses related to these contingent repurchase obligations were $69,000, $6,000 and $65,000 during fiscal 2003, 2004, and 2005, respectively. For additional information on our repurchase obligations, see critical accounting policies — reserve for repurchase obligations.

(2)	We have provided letters of credit to providers of certain of our insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies as is customary in the industry.

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
      Impairment of Intangible Assets (Goodwill). In assessing the recoverability of our intangible assets on an annual basis, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

      Recovery of Deferred Tax Asset. We believe it is more likely than not we will recover all of our net deferred tax assets. Recovery of our deferred tax assets is dependent upon the generation of future taxable income, which we currently believe will come from future profitable operating results and available tax planning strategies. Should we continue to operate unprofitably, or otherwise change our estimate of future profitable operations, we may need to record a valuation allowance on all or a part of our deferred tax assets. Net deferred tax assets at March 26, 2004 and March 25, 2005 are $10.3 million and $11.7 million, respectively.
      Revenue recognition. Retail sales of manufactured homes and certain single story modular homes, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. Additionally, for retail sales of all multi-story modular homes, Nationwide modular homes, and manufactured homes in which we serve as the general contractor with respect to virtually all aspects of the sale and construction process, revenue is not recognized until after final consumer closing. Transportation costs, unless borne by the retail customer or independent retailer, are included in the cost of sales.
      Warranties. We provide the retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors. Factors we use in the estimation of the warranty liability include historical warranty experience related to the actual number of calls and the average cost per call. Although we maintain reserves for such claims based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material effect on our results of operations and liquidity.
      Reserve for Repurchase Obligations. Manufactured housing companies enter into repurchase agreements with financial institutions which have provided wholesale floor plan financing to independent retailers. These agreements generally provide that in the event of a retailer’s default we will repurchase the financed home from the lending institution at declining prices over the term of the repurchase agreement (generally 12–18 months). The risk of loss under such repurchase agreements is mitigated by the fact that (i) only 35% of our homes are sold to independent retailers; (ii) a majority of the homes we sell to independent retailers are pre-sold to specific retail customers; (iii) we monitor each retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of retailers; (v) none of our independent retailers accounted for more than 5% of our net sales in fiscal 2005; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses.
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

New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, though earlier application is permitted. The provisions of SFAS No. 151 are to be applied prospectively. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial condition, results of operations or cash flows.
      In September and December 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus in EITF Issue 04-08 “The Effect of Contingently Convertible Debt on Earnings Per Share” affirming its tentative conclusion with respect to the accounting for contingently convertible debt instruments, which generally become convertible into common stock only if one or more specified events occurs such as the underlying common stock achieving a specified target. Under previous interpretations of FASB Statement No. 128, “Earnings Per Share”, issuers of contingently convertible debt instruments generally excluded the dilutive effects of potential common shares underlying such debt from earnings per share calculations until the market price or other contingency was met. In the final consensus, among other things, the EITF concluded that the effect of contingently convertible debt instruments should be included in earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. For all periods presented herein, we have considered the consensus reached in EITF 04-08 in calculating dilutive earnings per share, however, the effect of applying such consensus was anti-dilutive for the fiscal year ended March 25, 2005 and for each of its quarterly periods therein and thus earnings per share is not impacted. Approximately 2,894,000 shares of common stock to which the Senior Notes could be converted were excluded from weighted average shares outstanding as a result of the antidilution.

Forward-Looking Information/ Risk Factors
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
      We finance a portion of our new inventory at our retail superstores through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. Since the beginning of the industry downturn in 1999, several major floor plan lenders have exited the floor plan financing business. Although we currently have a floor plan facility with a financial institution totaling $70 million, there can be no assurance that we will continue to have access to such a facility or that we will not be forced to reduce our new home inventory at our retail superstores.

Our repurchase agreements with floor plan lenders could result in increased costs.
      In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During fiscal 2003, 2004 and 2005, net expenses incurred under these repurchase agreements totaled $69,000, $6,000 and $65,000, respectively.

Increased prices and unavailability of raw materials could have a material adverse effect on us.
      Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2004 and 2005, we experienced an increase in prices of our raw materials of 14% and 6%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Many of the most important raw materials used in our operations have experienced significant price fluctuations in the past two fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

We are dependent on our principal executive officer and the loss of his service could adversely affect us.
      We are dependent to a significant extent upon the efforts of our principal executive officer, Larry H. Keener, Chairman of the Board, President and Chief Executive Officer. The loss of the services of our principal executive officer could have a material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.

We are controlled by two shareholders, who may determine the outcome of all elections.
      Approximately 54% of our outstanding common stock is beneficially owned or controlled by our Chairman Emeritus of the Board, Lee Posey and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

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
      In fiscal 2005, 22.8% of our revenues were generated in Florida and 21.3% of our revenues were generated in Texas. A decline in the demand for manufactured housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt, and our fixed rate convertible senior notes and loans receivable balances. During the third quarter of fiscal 2005, we entered into an interest rate swap agreement to hedge the interest rate risk related to approximately $75 million of our variable rate borrowings.
      For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of March 25, 2005 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.4 million.
      For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 25, 2005 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.9 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables. For our fixed rate senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of March 25, 2005 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.
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
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Palm Harbor Homes, Inc.
      We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries (the “Company”) as of March 25, 2005 and March 26, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 25, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 25, 2005 and March 26, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 25, 2005, in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palm Harbor Homes, Inc.’s internal control over financial reporting as of March 25, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
May 20, 2005

Palm Harbor Homes, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 26,	March 25,
	2004	2005

	(In thousands)
ASSETS
Cash and cash equivalents	$50,760	$46,197
Restricted cash	4,926	15,352
Investments	21,126	21,516
Trade receivables	48,801	52,311
Loans held for investment, net	96,698	132,400
Inventories	113,799	128,420
Prepaid expenses and other assets	14,307	14,234
Deferred tax assets, net	10,352	11,720
Property, plant and equipment, at cost:
Land and improvements	35,969	35,535
Buildings and improvements	63,818	61,386
Machinery and equipment	63,402	62,534
Construction in progress	2,472	1,324

	165,661	160,779
Accumulated depreciation	(83,114)	(89,455)

	82,547	71,324
Goodwill, net	78,506	78,506

Total assets	$521,822	$571,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$46,103	$30,319
Accrued liabilities	59,149	76,568
Floor plan payable	84,069	30,888
Warehouse revolving debt	74,071	106,298
Convertible senior notes	—	75,000
Bonds payable	2,377	—

Total liabilities	265,769	319,073
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized shares — 2,000,000
Issued and outstanding shares — none	—	—
Common stock, $.01 par value
Authorized shares — 50,000,000
Issued shares — 23,807,879 at March 26, 2004 and March 25, 2005	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	217,563	213,740
Accumulated other comprehensive income	767	1,214

	272,718	269,342
Less treasury shares — 970,417 at March 26, 2004, and 985,362 at March 25, 2005	(16,057)	(16,359)
Unearned compensation	(608)	(76)

Total shareholders’ equity	256,053	252,907

Total liabilities and shareholders’ equity	$521,822	$571,980

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended

	March 28,	March 26,	March 25,
	2003	2004	2005

	(In thousands, except per share data)
Net sales	$573,130	$578,465	$610,538
Cost of sales	408,725	427,826	455,960
Selling, general and administrative expenses	157,474	157,414	154,931

Income (loss) from operations	6,931	(6,775)	(353)
Interest expense	(6,676)	(5,566)	(8,990)
Equity in earnings (loss) of limited partnership	3,416	1,848	(763)
Other income	1,458	1,440	4,165

Income (loss) before income taxes	5,129	(9,053)	(5,941)
Income tax benefit (expense)	(1,908)	3,036	2,118

Net income (loss)	$3,221	$(6,017)	$(3,823)

Net income (loss) per common share — basic and diluted	$0.14	$(0.26)	$(0.17)

Weighted average common shares outstanding — basic and diluted	22,913	22,857	22,832

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Treasury Shares
			Paid-In	Retained	Comprehensive			Unearned
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Compensation	Total

	(In thousands, except share data)
Balance at March 29, 2002	23,807,879	$239	$54,149	$220,359	$1,939	(858,507)	$(14,169)	$(5,860)	$256,657
Comprehensive income
Net income	—	—	—	3,221	—	—	—	—	3,221
Realization of gains on interest only strips	—	—	—	—	(1,939)	—	—	—	(1,939)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	195	—	—	—	195

Total comprehensive income	—	—	—	3,221	1,744	—	—	—	1,477
Treasury shares purchased, net	—	—	—	—	—	(12,518)	(228)	—	(228)
Long-Term Incentive Plan
Terminations	—	—	—	—	—	(77,532)	(1,260)	1,260	—
Provision	—	—	—	—	—	—	—	2,463	2,463

Balance at March 28, 2003	23,807,879	239	54,149	223,580	195	(948,557)	(15,657)	(2,137)	260,369
Comprehensive income
Net loss	—	—	—	(6,017)	—	—	—	—	(6,017)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	572	—	—	—	572

Total comprehensive income (loss)	—	—	—	(6,017)	572	—	—	—	(5,445)
Long-Term Incentive Plan
Shares granted	—	—	—	—	—	9,463	156	(156)	—
Terminations	—	—	—	—	—	(31,323)	(556)	556	—
Provision	—	—	—	—	—	—	—	1,129	1,129

Balance at March 26, 2004	23,807,879	239	54,149	217,563	767	(970,417)	(16,057)	(608)	256,053
Comprehensive income
Net loss	—	—	—	(3,823)	—	—	—	—	(3,823)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	(683)	—	—	—	(683)
Change in fair value of interest rate hedge, net of tax	—	—	—	—	1,130	—	—	—	1,130

Total comprehensive income (loss)	—	—	—	(3,823)	447	—	—	—	(3,376)
Long-Term Incentive Plan
Shares granted	—	—	—	—	—	5,363	112	(112)	—
Terminations	—	—	—	—	—	(20,308)	(414)	414	—
Provision	—	—	—	—	—	—	—	230	230

Balance at March 25, 2005	23,807,879	$239	$54,149	$213,740	$1,214	(985,362)	$(16,359)	$(76)	$252,907

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended

	March 28,	March 26,	March 25,
	2003	2004	2005

	(In thousands)
Operating Activities
Net income (loss)	$3,221	$(6,017)	$(3,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	13,798	14,167	12,805
Provision for credit losses	1,409	2,076	2,652
Deferred income taxes	1,055	(1,879)	(2,017)
(Gain) loss on disposition of assets	515	(439)	913
(Gain) loss on investments	1,002	(114)	—
Provision for Long-Term Incentive Plan	2,463	1,129	230
Equity in (earnings) loss of limited partnership	(3,416)	(1,848)	763
Changes in operating assets and liabilities:
Restricted cash	(4,484)	(442)	(10,426)
Trade receivables	11,357	17,545	(3,510)
Loans originated for investment	(32,859)	(77,090)	(59,156)
Principal payments on loans originated	1,649	10,451	20,802
Inventories	12,214	1,954	(14,621)
Prepaid expenses and other assets	4,694	(620)	1,580
Accounts payable and accrued expenses	2,866	14,741	2,674

Cash provided by (used in) operations	15,484	(26,386)	(51,134)
Loans originated for resale	(63,670)	—	—
Sale of loans	64,998	—	—

Net cash provided by (used in) operating activities	16,812	(26,386)	(51,134)
Investing Activities
Business acquired, net of cash acquired	(31,789)	—	—
Investment in limited partnership	(3,000)	—	—
Distributions from investment in limited partnership	1,525	1,850	—
Purchases of property, plant and equipment, net of proceeds from disposition	(6,407)	(2,552)	(1,131)
Purchases of investments	(5,470)	(8,337)	(6,567)
Sales of investments	10,532	12,215	5,104

Net cash provided by (used in) investing activities	(34,609)	3,176	(2,594)
Financing Activities
Net payments on floor plan payable	(20,540)	(30,368)	(53,181)
Net proceeds from warehouse revolving debt	15,135	58,936	32,227
Proceeds from convertible senior notes, net of issuance costs	—	—	72,496
Principal payments on bonds payable	(175)	(190)	(2,377)
Net purchases of treasury stock	(228)	—	—

Net cash provided by (used in) financing activities	(5,808)	28,378	49,165
Net increase (decrease) in cash and cash equivalents	(23,605)	5,168	(4,563)
Cash and cash equivalents at beginning of year	69,197	45,592	50,760

Cash and cash equivalents at end of year	$45,592	$50,760	$46,197

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$6,257	$5,362	$7,841
Income taxes	$361	$230	$(2,496)
See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of consolidation
      The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. (the “Company”) and its majority-owned and wholly owned subsidiaries. Investments in 50% or less-owned entities are accounted for under the equity method. CountryPlace Mortgage, Ltd. (“CountryPlace”) is 80% owned by the Company. All significant intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year ends on the last Friday in March. Headquartered in Addison, Texas, the Company markets factory-built homes nationwide through vertically integrated operations, encompassing factory-built housing, chattel and mortgage bank financing, as well as insurance.
      Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from the estimates and assumptions used by management in preparation of the consolidated financial statements.

Revenue recognition
      Retail sales of manufactured homes and certain single story modular homes, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. Additionally, for retail sales of all multi-story modular homes, Nationwide modular homes, and manufactured homes in which the Company serves as the general contractor with respect to virtually all aspects of the sale and construction process, revenue is not recognized until after final consumer closing. Transportation costs, unless borne by the retail customer or independent retailer, are included in cost of sales.
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

Residual interests and recourse obligations
      Through November 2002, CountryPlace originated and sold loan contracts to national consumer finance companies and received cash and/or retained a residual interest in the interest generated by the sold contracts. Since April 1, 1999, substantially all interest income on sold contracts was received in cash upon the sale of the contracts. Prior to April 1, 1999, a residual interest in the interest generated by the sold contracts was retained and recorded, and, in some cases, CountryPlace was required to share in the losses resulting from defaults or prepayments of loan contracts previously sold and therefore established estimated losses at the time the loan contracts were sold. During the fourth quarter of fiscal 2003, the Company sold all of its interest-only strip receivables related to loan contracts previously sold.

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Fair value of financial instruments
      Cash and cash equivalents, restricted cash, trade receivables, accounts payable, accrued liabilities, floor plan payable and warehouse revolving debt are stated at expected settlement amounts and approximate fair value. Additional information concerning the fair value of the Company’s investments, loans held for investment and convertible senior notes is disclosed in notes 4, 5 and 7, respectively.

Cash and cash equivalents
      Cash and cash equivalents are all liquid investments with maturities of three months or less when purchased.

Restricted cash
      At March 26, 2004 and March 25, 2005, $4.8 million and $12.3 million, respectively, of cash was pledged as collateral for outstanding letters of credit which collaterized insurance programs and surety bonds. The remainder of the March 25, 2005 restricted cash balance relates primarily to CountryPlace customers’ principal and interest payments on the loans that are in the warehouse. In the event of default on the warehouse facility, this amount would be paid to the financial institution as payment of outstanding principal and interest on the facility.

Loans held for investment
      Loans held for investment are stated at the aggregate remaining unpaid principal balances less allowances for loan losses and unamortized deferred finance fees.

Allowance for loan losses
      CountryPlace originates and holds for investment purposes loans related to the retail sale of factory-built Palm Harbor homes, with such loans being collateralized primarily by the factory-built home. The Company provides allowances for estimated future loan losses at the time of sale and during the term of the loan. The allowance for loan losses gives consideration to the composition of the loan portfolio, including number of delinquencies and historical loss experience, known losses due to existing repossessed homes, expected losses due to specific customer delinquencies, and expected future losses based on industry experience of losses for a given credit score. Although the Company maintains an allowance for loan losses based upon these expectations and other criteria, future differences between the Company’s expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require the Company to provide additional allowances.

Investments
      The Company holds investments as available-for-sale. The available-for-sale investments include marketable debt and equity securities and are stated at fair value with realized gains and losses, net of tax, reported in shareholders’ equity.

Inventories
      Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Property, plant and equipment
      Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements’ useful lives. Estimated useful lives for significant classes of assets are as follows: Land Improvements 10-15 years, Buildings and Improvements 3-30 years, and Machinery and Equipment 2-10 years. The Company had depreciation expense of $13.7 million, $13.3 million and $11.4 million in fiscal 2003, 2004 and 2005, respectively. Repairs and maintenance are expensed as incurred. The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. The Company has not recorded any impairment charges in fiscal 2003, 2004 or 2005.

Goodwill
      Goodwill is the excess of cost over fair value of net assets of businesses acquired. Goodwill is no longer amortized. The Company tests goodwill annually for impairment by reporting unit and records an impairment charge when the implied fair value of goodwill is less than its carrying value. The Company’s two reporting units are factory-built housing and financial services. All of the Company’s goodwill relates to its factory-built housing reporting unit. The Company performed its annual goodwill impairment test for fiscal year 2004 and 2005 as of December 27, 2003 and December 25, 2004, respectively, the first day of its fourth fiscal quarter, and noted no implied impairment of goodwill.

Warranties
      Products are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to product warranties are provided at the date of sale.

Start-up costs
      Costs incurred in connection with the start-up of manufacturing facilities and retail superstores are expensed as incurred.

Income taxes
      Deferred income taxes are determined by the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates the recoverability of its net deferred tax assets and establishes valuation allowances, if needed, when it is not more likely than not that such assets are recoverable.

Accumulated other comprehensive income
      Accumulated other comprehensive income is presented net of income taxes and is comprised of unrealized gains and losses on securities available-for-sale and changes in fair value of an interest rate hedge.

Reclassifications
      Certain items in the prior years’ financial statements have been reclassified to conform to the current year presentation.

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

New Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, though earlier application is permitted. The provisions of SFAS No. 151 are to be applied prospectively. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its financial condition, results of operations, or cash flows.
      In September and December 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus in EITF Issue 04-08 “The Effect of Contingently Convertible Debt on Earnings Per Share” affirming its tentative conclusion with respect to the accounting for contingently convertible debt instruments, which generally become convertible into common stock only if one or more specified events occurs such as the underlying common stock achieving a specified target. Under previous interpretations of FASB Statement No. 128, “Earnings Per Share”, issuers of contingently convertible debt instruments generally excluded the dilutive effects of potential common shares underlying such debt from earnings per share calculations until the market price or other contingency was met. In the final consensus, among other things, the EITF concluded that the effect of contingently convertible debt instruments should be included in earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. For all periods presented herein, the Company has considered the consensus reached in EITF 04-08 in calculating dilutive earnings per share, however, the effect of applying such consensus was anti-dilutive for the fiscal year ended March 25, 2005 and for each of its quarterly periods therein and thus earnings per share is not impacted. Approximately 2,894,000 shares of common stock to which the Senior Notes could be converted were excluded from weighted average shares outstanding as a result of the antidilution.

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

2.	Investment in limited partnership
      In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is accounted for using the equity method of accounting. During fiscal 2005, the Company’s share of the net loss of BSM was $0.8 million. Condensed balance sheets as of March 26, 2004 and March 25, 2005 and the condensed income statements for the fiscal years ending March 28, 2003, March 26, 2004 and March 25, 2005 are as follows (in thousands):

	March 26,	March 25,
	2004	2005

Cash	$1,481	$807
Receivable for mortgage notes assigned to investors	98,784	87,456
Other current assets	1,351	4,172
Property, plant and equipment, net	753	683
Other assets	103	175

Total assets	$102,472	$93,293

Warehouse revolving debt	$91,942	$85,168
Other current liabilities	2,993	2,047
Debt obligations	4	66
Partnership capital	7,533	6,012

Total liabilities and partnership capital	$102,472	$93,293

	Ten Months Ended	Year Ended	Year Ended
	March 28,	March 26,	March 25,
	2003	2004	2005

Revenues	$27,991	$47,710	$37,138
Net income (loss)	6,831	3,696	(1,521)

3.	Inventories
      Inventories consist of the following (in thousands):

	March 26,	March 25,
	2004	2005

Raw materials	$10,113	$12,704
Work in process	5,025	6,248
Finished goods — factory-built	2,920	4,069
Finished goods — retail	95,741	105,399

	$113,799	$128,420

4.	Investments
      The Company’s investments, which are classified as available-for-sale, totaled $21.1 million and $21.5 million at March 26, 2004 and March 25, 2005, respectively. The investments consist primarily of U.S. government related obligations and other debt obligations with contractual maturities of generally 2 to 11 years and common and preferred stocks of U.S. companies. As of March 26, 2004 and March 25, 2005, the fair value of the securities approximated their book value. The Company has included in shareholders’ equity

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
net unrealized gains (losses), net of tax, on its available-for-sale securities of $0.8 million and $0.1 million for the years ending March 26, 2004 and March 25, 2005, respectively.

5.	Loans held for investment, net
      Loans held for investment, net, consist of the following (in thousands):

	March 26,	March 25,
	2004	2005

Loans held for investment, gross	$103,096	$141,660
Less: Financed loan points	(2,766)	(3,895)
Less: Allowance for loan losses	(3,632)	(5,365)

Loans held for investment, net	$96,698	$132,400

      As of March 26, 2004 and March 25, 2005, the fair value of the loans held for investment, net, was $96.1 million and $132.4 million, respectively.
      The allowance for loan losses and related additions and deductions to the allowance during the fiscal years ended March 28, 2003, March 26, 2004 and March 25, 2005 are as follows (in thousands):

	March 28,	March 26,	March 25,
	2003	2004	2005

Allowance for loan losses, beginning of period	$438	$2,013	$3,632
Provision for credit losses	2,039	2,076	2,652
Loans charged off, net of recoveries	(464)	(457)	(919)

Allowance for loan losses, end of period	$2,013	$3,632	$5,365

6.	Floor plan payable
      During the first quarter of fiscal 2005, the Company amended its agreement with a financial institution from an $80.0 million syndicated floor plan facility expiring March 19, 2006 to a $70.0 million facility expiring May 25, 2007. The advance rate for this facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (5.75% at March 25, 2005) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of March 25, 2005. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of March 25, 2005, the Company was not in compliance with one of these provisions and has since obtained a waiver of default from the lending institution. In the event the Company is not in compliance with any of its floor plan facility requirements in future periods, the Company would seek a waiver of any default from the lending institutions and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $84.1 million and $30.9 million outstanding under these floor plan credit facilities at March 26, 2004 and March 25, 2005, respectively.

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

7.	Debt obligations
      Debt obligations consist of the following (in thousands):

	March 26,	March 25,
	2004	2005

Convertible senior notes	$—	$75,000
Warehouse revolving debt	74,071	106,298
Economic development revenue bonds	2,377	—

	$76,448	$181,298

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
      The Company used the majority of the proceeds from the offering to reduce its floor plan payable from $84.1 million at March 26, 2004 to $30.9 million at March 25, 2005. The remainder of the proceeds has been used to help fund CountryPlace’s operations and for general corporate purposes.
      In March 2004, the Company, through its subsidiary CountryPlace, entered into an agreement with a financial institution for a $200.0 million warehouse facility to fund chattel loans originated by Company-owned retail superstores. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (2.875% at March 25, 2005) plus 2.00%. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. The facility provided for an advance rate adjustment on March 18, 2005 as determined by the financial institution. The advance rate was not lowered by the financial institution, and therefore the facility was not terminated and CountryPlace was obligated to pay a fee of $1.0 million to the financial institution. The $1.0 million fee is being amortized over the remaining term of the facility. CountryPlace had outstanding borrowings under warehouse facilities of $74.1 million and $106.3 million as of March 26, 2004 and March 25, 2005, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and certain financial covenants, regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of March 25, 2005, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace up to 25% of each loan loss incurred. During the year ended March 25, 2005, the Company funded $0.3 million to CountryPlace under this loss funding arrangement. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, the Company will have to originate an additional $112.9 million of new loans, of which $22.6 million will have to be funded through its operations.
      During the fiscal year ended March 25, 2005, the Company entered into an interest rate swap agreement on its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
agreement effectively fix the interest rate on $75.0 million of the Company’s variable rate, long-term warehouse revolving debt at 4.07% per annum. Based on its terms and conditions, under SFAS No.’s 133 and 138, Accounting for Derivative Financial Instruments and Hedging Activities, the Company recorded the hedge instrument at fair value as of March 25, 2005 with the effective offsetting portion of the hedge recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s consolidated statement of operations. As of March 25, 2005, the Company had no significant ineffective portion and recorded an unrealized gain of $1.1 million, net of tax, related to its interest rate swap agreement.
      In January 1995, the Company issued economic development revenue bonds which were collateralized by certain fixed assets. Interest on the bonds was payable monthly at 7.54%. The Company made its final payment on the bonds in September 2004.
      Scheduled maturities of debt obligations are as follows (in thousands):

Fiscal Year	Amount

2006	$106,298
2007	—
2008	—
2009	—
2010 and thereafter	75,000

$181,298

      At March 25, 2005, the fair market value of the convertible senior notes is estimated at $65.9 million based on quoted market prices.

8.	Accrued liabilities
      Accrued liabilities consist of the following (in thousands):

	March 26,	March 25,
	2004	2005

Salaries, wages and benefits	$14,795	$15,427
Accrued expenses on homes sold, including warranty costs	13,818	18,134
Customer deposits	14,184	19,071
Sales incentives	4,587	6,901
Other	11,765	17,035

	$59,149	$76,568

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

9.	Income taxes
      Income tax expense (benefit) for fiscal years 2003, 2004 and 2005 is as follows (in thousands):

	March 28,	March 26,	March 25,
	2003	2004	2005

Current
Federal	$433	$(1,544)	$(484)
State	420	387	383
Deferred	1,055	(1,879)	(2,017)

Total income tax expense (benefit)	$1,908	$(3,036)	$(2,118)

      Significant components of deferred tax assets and liabilities are as follows (in thousands):

	March 26,	March 25,
	2004	2005

Deferred tax assets
Warranty reserves	$141	$315
Accrued liabilities	4,919	4,207
Inventory	2,699	2,164
Unrecognized income	268	—
Property and equipment	3,701	3,381
State net operating loss carryforward	—	694
Federal net operating loss carryforward	—	1,670
Other	2,657	3,073

Total deferred tax assets	14,385	15,504
Deferred tax liabilities
Tax benefits purchased	685	349
Other	3,348	3,435

Total deferred tax liabilities	4,033	3,784

Net deferred income tax assets	$10,352	$11,720

      The Company believes it is more likely than not it will recover all of its net deferred tax assets. Recovery of the Company’s deferred tax assets is dependent upon the generation of future taxable income, which it currently believes will come from future profitable operating results and available tax planning strategies. Should the Company continue to operate unprofitably, or otherwise change its estimate of future profitable operations, it may need to record a valuation allowance on all or a part of its deferred tax assets. Net deferred tax assets at March 26, 2004 and March 25, 2005 are $10.4 million and $11.7 million, respectively.
      The Company has federal net operating loss carryforwards of approximately $6.2 million available to offset future federal taxable income and which expire in 2025. The Company also has state net operating loss carryforwards of approximately $0.7 million available to offset future state taxable income and which expire between 2009 and 2025.
      Tax benefits purchased are investments in Safe Harbor lease agreements that are carried net of tax benefits realized. The balance will be amortized over the remaining term of the related lease.

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons (in thousands):

	March 28,	March 26,	March 25,
	2003	2004	2005

Tax at statutory rate	$1,795	$(3,169)	$(2,079)
Increases (decreases)
State taxes — net of federal tax benefit	273	26	24
Tax exempt interest	(84)	(77)	(83)
Other	(76)	184	20

Income tax expense (benefit)	$1,908	$(3,036)	$(2,118)

Effective tax rate	37.2%	(33.5)%	(35.6)%

      In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the Financial Accounting Standards Board (“FASB”) passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, there is no impact to the Company’s deferred tax assets or liabilities existing as of the enactment date. Rather, the impact of any deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

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
      Beginning fiscal 2000 through fiscal 2003, the Board of Directors approved the Long-Term Incentive Plan (the “Plan”) whereby certain key associates received awards of restricted common stock. The Company’s Chairman/ President/ CEO does not participate in the Plan. Shares awarded under the Plan are either purchased by the Company in the open market or transferred from the Company’s treasury stock account. These restricted stock awards give the associate the right to receive a specific number of shares of common stock contingent upon remaining an associate of the Company for a specified period. Beginning in fiscal 2004, the Long-Term Incentive Plan was modified until certain earnings levels are achieved.
      The unamortized cost of the common stock acquired by the Company for the participants in the plan is reflected as “Unearned Compensation” in the accompanying consolidated balance sheets. The Plan is administered by a committee authorized by the Board of Directors.

12.	Employee plan
      The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 18% of eligible compensation to the 401k Plan. The Company matches 50% of the first 6% deferred by

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $1.6 million, $1.1 million and $1.1 million in fiscal years 2003, 2004 and 2005, respectively.

13.	Commitments and contingencies
      Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 25, 2005, are as follows (in thousands):

Fiscal Year	Amount

2006	$4,658
2007	2,424
2008	2,043
2009	1,716
2010 and thereafter	6,747

$17,588

      Rent expense (net of sublease income) was $8.1 million, $8.5 million and $8.9 million for fiscal years 2003, 2004 and 2005, respectively.
      The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 25, 2005, the Company estimates that its potential obligations under all repurchase agreements were approximately $19.3 million. However, it is management’s opinion that no material loss will occur from the repurchase agreements. During fiscal years 2003, 2004 and 2005, net expenses incurred by the Company under these repurchase agreements totaled $69,000, $6,000 and $65,000, respectively.
      The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14.	Other income
      During fiscal years 2003, 2004 and 2005, the Company recorded interest income of $1.7 million, $0.8 million and $1.1 million, respectively and other income (expense) of ($0.2) million, $0.6 million and $3.1 million, respectively. Other income consists primarily of income earned on a real estate investment of $0.9 million in fiscal 2003, $0.5 million in fiscal 2004 and $3.3 million in fiscal 2005, partially offset by a $1.0 million loss on short-term investments in fiscal 2003.

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

15.	Business segment information
      The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2003, 2004 and 2005 (in thousands):

	Year Ended

	March 28,	March 26,	March 25,
	2003	2004	2005

Net sales
Factory-built housing	$554,613	$557,111	$582,723
Financial services	18,517	21,354	27,815

	$573,130	$578,465	$610,538

Income (loss) from operations
Factory-built housing	$11,650	$2,269	$2,962
Financial services	6,237	7,767	13,083
General corporate expenses	(10,956)	(16,811)	(16,398)

	$6,931	$(6,775)	$(353)

Interest expense	$(6,676)	$(5,566)	$(8,990)
Equity in earnings (loss) of limited partnership	3,416	1,848	(763)
Other income	1,458	1,440	4,165

Income (loss) before income taxes	$5,129	$(9,053)	$(5,941)

Identifiable assets
Factory-built housing	$287,947	$256,209	$209,651
Financial services	86,993	152,101	193,001
Other	107,627	113,512	169,328

	$482,567	$521,822	$571,980

Depreciation and amortization
Factory-built housing	$13,030	$12,543	$10,686
Financial services	118	966	1,257
Other	650	658	862

	$13,798	$14,167	$12,805

Capital expenditures
Factory-built housing	$5,773	$2,387	$1,083
Financial services	452	165	29
Other	182	—	19

	$6,407	$2,552	$1,131

Net sales for financial services consists of:
Insurance	$11,840	$13,145	$13,982
Finance	6,677	8,209	13,833

	$18,517	$21,354	$27,815

Palm Harbor Homes, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

16.	Accrued product warranty obligations
      The following table summarizes the changes in accrued product warranty obligations during the last three fiscal years. Warranty reserves are classified as accrued liabilities in the consolidated balance sheets (in thousands).

Accrued Warranty
Obligation

Reserves at March 29, 2002	$6,583
Net warranty expense provided	11,721
Cash warranty payments	(13,961)

Reserves at March 28, 2003	4,343
Net warranty expense provided	13,835
Cash warranty payments	(14,170)

Reserves at March 26, 2004	4,008
Net warranty expense provided	16,654
Cash warranty payments	(15,256)

Reserves at March 25, 2005	$5,406

17.	Quarterly financial data (unaudited)
      The following table sets forth certain unaudited quarterly financial information for the fiscal years 2004 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except per share data)
Fiscal Year Ended March 26, 2004
Net sales	$155,899	$148,547	$144,215	$129,804	$578,465
Gross profit	40,377	39,134	36,628	34,500	150,639
Income (loss) from operations	82	59	(3,535)	(3,381)	(6,775)
Net income (loss)	812	515	(4,132)	(3,212)	(6,017)
Earnings (loss) per share — basic and diluted	$0.04	$0.02	$(0.18)	$(0.14)	$(0.26)
Fiscal Year Ended March 25, 2005
Net sales	$157,751	$150,453	$154,624	$147,710	$610,538
Gross profit	40,619	38,508	36,509	38,942	154,578
Income (loss) from operations	3,082	(1,397)	(5,030)	2,992	(353)
Net income (loss)	1,051	(2,219)	(4,647)	1,992	(3,823)
Earnings (loss) per share — basic and diluted	$0.05	$(0.10)	$(0.20)	$0.09	$(0.17)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 25, 2005. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 25, 2005. During the quarter ending on March 25, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 25, 2005 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 25, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

      Management’s assessment of the effectiveness of internal control over financial reporting as of March 25, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on the next page.

/s/ Larry H. Keener

Larry H. Keener
Chairman, President and Chief Executive Officer

/s/ Kelly Tacke

Kelly Tacke
Vice President — Finance, Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting
Board of Directors and Shareholders
Palm Harbor Homes, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Palm Harbor Homes, Inc. maintained effective internal control over financial reporting as of March 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palm Harbor Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Palm Harbor Homes, Inc. maintained effective internal control over financial reporting as of March 25, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Palm Harbor Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 25, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries as of March 25, 2005 and March 26, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended March 25, 2005. Our report dated May 20, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
May 20, 2005

PART III.

Item 10.	Directors and Executive Officers of the Registrant
      (a) Information set forth in the sections entitled “Proposal One: Election of Directors” and “Executive Officers” in the Company’s proxy statement for the annual meeting of shareholders to be held July 27, 2005 is incorporated herein by reference.
      (b) The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the annual meeting of shareholders to be held July 27, 2005 is incorporated herein by reference.

Item 11.	Executive Compensation
      The information set forth in the sections entitled “Executive Officers” and “Report of the Compensation Committee” in the Company’s proxy statement for the annual meeting of shareholders to be held July 27, 2005 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information set forth in the section entitled “Share ownership of principal shareholders, directors and management” in the Company’s proxy statement for the annual meeting of shareholders to be held July 27, 2005 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      The information set forth in the section entitled “Proposal Two: Ratification of Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders to be held July 27, 2005 is incorporated herein by reference.
PART IV.

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements
      Our Consolidated Financial Statements for the year ended March 25, 2005 are included on pages 24 through 41 of this report.
      (2) Financial Statement Schedules
      None

      (3) Index to Exhibits

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
3.2		Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
3.3		Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
10.1		Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).
10.2		Form of Indemnification Agreement between the Company and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
10.3		Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
10.4		Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).
*21	.1	List of Subsidiaries.
*23	.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page of the Report).
*31	.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.
*31	.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.
*32	.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener.
*32	.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

*	Filed herewith
      (b) None.
      (c) See Item 14(a)(3) above.
      (d) None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on June 6, 2005.

PALM HARBOR HOMES, INC.

/s/ Larry H. Keener
_______________________________________
Larry H. Keener, Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
      KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Lee Posey and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 25, 2005 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ Larry H. Keener Larry H. Keener	Chairman of the Board and Director, Chief Executive Officer and President (Principal Executive Officer)	June 6, 2005

/s/ Kelly Tacke Kelly Tacke	Vice President — Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 6, 2005

/s/ Lee Posey Lee Posey	Chairman Emeritus and Director	June 6, 2005

/s/ William R. Thomas William R. Thomas	Director	June 6, 2005

/s/ Walter D. Rosenberg, Jr. Walter D. Rosenberg, Jr.	Director	June 6, 2005

/s/ Frederick R. Meyer Frederick R. Meyer	Director	June 6, 2005

/s/ John H. Wilson John H. Wilson	Director	June 6, 2005

Signatures	Title	Date

/s/ A. Gary Shilling A. Gary Shilling	Director	June 6, 2005

/s/ Jerry D. Mallonee Jerry D. Mallonee	Director	June 6, 2005

INDEX TO EXHIBITS

Exhibits
No.		Description

3.1		Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
3.2		Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
3.3		Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
4.1		Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
10.1		Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).
10.2		Form of Indemnification Agreement between Palm Harbor and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
10.3		Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).
10.4		Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).
*21	.1	List of Subsidiaries.
*23	.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on the signature page of the Report).
*31	.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.
*31	.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.
*32	.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener.
*32	.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

*	Filed herewith