Form 10-Q
period 2005-06-24
PALM HARBOR HOMES INC /FL/
filed 2005-08-01
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes ☑ No ☐ and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐ .
Indicate the number of shares outstanding of each of the issuer’ s classes of common stock, as of the latest practicable date.
Shares of common stock $.01 par value, outstanding on August 1, 2005 – 22,822,517.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 24,	March 25,
	2005	2005
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$63,854	$46,197
Restricted cash	15,297	15,352
Investments	21,618	21,516
Trade receivables	51,659	52,311
Loans held for investment, net	142,209	132,400
Inventories	127,523	128,420
Prepaid expenses and other assets	25,526	25,954
Property, plant and equipment, net	68,736	71,324
Goodwill	78,506	78,506

Total assets	$594,928	$571,980

Liabilities and shareholders’ equity
Accounts payable	$33,252	$30,319
Accrued liabilities	86,842	76,568
Floor plan payable	30,135	30,888
Warehouse revolving debt	115,189	106,298
Convertible senior notes	75,000	75,000

Total liabilities	340,418	319,073

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	216,371	213,740
Accumulated other comprehensive income	163	1,214

	270,922	269,342
Less treasury shares	(16,359)	(16,359)
Unearned compensation	(53)	(76)

Total shareholders’ equity	254,510	252,907

Total liabilities and shareholders’ equity	$594,928	$571,980

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 24,	June 25,
	2005	2004
Net sales	$166,161	$157,751
Cost of sales	123,564	117,132
Selling, general and administrative expenses	38,077	37,537

Income from operations	4,520	3,082

Interest expense	(2,919)	(1,947)
Equity in earnings of limited partnership	554	445
Other income	2,089	142

Income before income taxes	4,244	1,722

Income tax expense	(1,613)	(671)

Net income	$2,631	$1,051

Net income per common share – basic and diluted	$0.12	$0.05

Weighted average common shares outstanding – basic and diluted	22,823	22,835

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months Ended
	June 24,	June 25,
	2005	2004
Operating Activities
Net income	$2,631	$1,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,945	3,316
Provision for credit losses	906	660
Net purchases of stock for long-term incentive plan	(12)	—
Loss (gain) on disposition of assets	(402)	70
Provision for long-term incentive plan	35	180
Deferred income taxes	(153)	—
Equity in earnings of limited partnership	(554)	(445)
Changes in operating assets and liabilities:
Restricted cash	55	1,269
Trade receivables	42	(5,894)
Loans originated for investment	(14,900)	(14,677)
Principal payments on loans originated	4,556	4,501
Inventories	897	(1,431)
Prepaid expenses and other assets	38	1,532
Accounts payable and accrued expenses	13,082	(16,796)

Net cash provided by (used in) operating activities	9,166	(26,664)

Investing Activities
Disposals (purchases) of property, plant and equipment, net of proceeds from disposition	389	(348)
Purchases of investments	(2,294)	(2,067)
Sales of investments	2,258	1,602

Net cash provided by (used in) investing activities	353	(813)

Financing Activities
Net payments on floor plan payable	(753)	(37,323)
Net proceeds from warehouse revolving debt	8,891	8,902
Proceeds from convertible senior notes, net of issuance costs	—	72,585
Principal payments on bonds payable	—	(50)

Net cash provided by financing activities	8,138	44,114

Net increase in cash and cash equivalents	17,657	16,637
Cash and cash equivalents at beginning of period	46,197	50,915

Cash and cash equivalents at end of period	$63,854	$67,552

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$3,320	$1,095
Income taxes	62	(626)
See accompanying notes.

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation
The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 25, 2005. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.
The balance sheet at March 25, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
2.	Inventories
Inventories consist of the following (in thousands):

	June 24,	March 25,
	2005	2005
Raw materials	$12,465	$12,704
Work in process	6,509	6,248
Finished goods – factory-built	3,972	4,069
Finished goods – retail	104,577	105,399

	$127,523	$128,420

3.	Investment in Limited Partnership
In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for BSM for the three month period ending June 24, 2005 and June 25, 2004 (in thousands):

	Three Months Ended
	June 24,	June 25,
	2005	2004
Revenues	$12,413	$11,864
Net income	1,107	890

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
4.	Loans Held For Investment, Net
Loans held for investment, net, consist of the following (in thousands):

	June 24,	March 25,
	2005	2005
Loans held for investment, gross	$152,086	$141,660
Less: Financed loan points	(4,272)	(3,895)
Less: Allowance for loan losses	(5,605)	(5,365)

Loans held for investment, net	$142,209	$132,400

The allowance for loan losses and related additions and deductions to the allowance during the three months ended June 24, 2005 and June 25, 2004 are as follows (in thousands):

	June 24,	June 25,
	2005	2004
Allowance for loan losses, beginning of period	$5,365	$3,632
Provision for credit losses	906	660
Loans charged off, net of recoveries	(666)	(51)

Allowance for loan losses, end of period	$5,605	$4,241

5.	Floor Plan Payable
The Company has an agreement with a financial institution for a $70.0 million floor plan facility expiring May 25, 2007. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (6.00% at June 24, 2005) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of June 24, 2005. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of June 24, 2005, the Company was in compliance with these provisions. In the event the Company is not in compliance with any of its floor plan facility requirements in future periods, it would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $30.1 million and $30.9 million outstanding under its floor plan credit facility at June 24, 2005 and March 25, 2005, respectively.
6.	Debt Obligations
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

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $200.0 million warehouse borrowing facility to fund chattel loans originated by Company-owned retail superstores. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (3.375% at June 24, 2005) plus 2.00%. The facility terminates on March 18, 2006; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 80% against the outstanding principal balance of eligible receivables, as defined in the warehouse agreement. CountryPlace had outstanding borrowings under the warehouse facility of $115.2 million and $106.3 million as of June 24, 2005 and March 25, 2005, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of June 24, 2005, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, a yield maintenance payment based on the number of loans funded and up to 30% of each loan loss incurred. During the quarter ended June 24, 2005, the Company funded $299,000 to CountryPlace as a yield maintenance payment and $81,000 for the loan losses incurred. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, the Company will have to originate an additional $102.3 million of new loans, of which $20.5 million will have to be funded through the Company’s operations.
The Company has an interest rate swap agreement on $75.0 million of its variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fix the interest rate on $75.0 million of the Company’s variable rate, long-term warehouse revolving debt to 4.07% per annum. Based on its terms and conditions, under SFAS No.’s 133 and 138, Accounting for Derivative Financial Instruments and Hedging Activities, the Company records the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s statement of operations. As of June 24, 2005, and March 25, 2005, the Company had no significant ineffective portion and recorded unrealized gains of $42,000 and $1.1 million, net of tax, respectively, related to its interest rate swap agreement.
See Note 12 “Subsequent Event.”

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
7.	Other Comprehensive Income
The difference between net income and total comprehensive income for the three months ended June 24, 2005 and June 25, 2004 is as follows (in thousands):

	Three Months Ended
	June 24,	June 25,
	2005	2004
Net income	$2,631	$1,051
Unrealized gain (loss) on securities available-for-sale, net of tax	37	(372)
Change in fair value of interest rate hedge, net of tax	(1,088)	—

Comprehensive income	$1,580	$679

8.	Commitments and Contingencies
The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At June 24, 2005, the Company estimates that its potential obligations under all repurchase agreements were approximately $15.4 million. It is management’s opinion that no material loss will occur from the repurchase agreements.
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
The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the three months ended June 24, 2005 and June 25, 2004 (in thousands):

	June 24,	June 25,
	2005	2004
Accrued warranty balance, beginning of period	$5,406	$4,008
Net warranty expense provided	4,287	3,622
Cash warranty payments	(4,317)	(3,396)

Accrued warranty balance, end of period	$5,376	$4,234

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
10.	Earnings Per Share
In December 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus in EITF Issue 04-08 “The Effect of Contingently Convertible Debt on Earnings Per Share.” In the final consensus, among other things, the EITF concluded that the effect of contingently convertible debt instruments should be included in earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. For all periods presented herein, the Company has considered the consensus reached in EITF 04-08 in calculating dilutive earnings per share, however, the effect of applying such consensus was anti-dilutive for the fiscal quarters ended June 24, 2005 and June 25, 2004 and thus earnings per share is not impacted. Approximately 2,894,000 shares of common stock to which the Senior Notes could be converted were excluded from weighted average shares outstanding as a result of the antidilution.
11.	Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income from operations by segment for the three months ending June 24, 2005 and June 25, 2004, respectively (in thousands):

	Three Months Ended
	June 24, 2005	June 25, 2004
Net sales
Factory-built housing	$158,813	$151,470
Financial services	7,348	6,281

	$166,161	$157,751

Income from operations
Factory-built housing	$5,557	$3,674
Financial services	3,486	2,666
General corporate expenses	(4,523)	(3,258)

	$4,520	$3,082

Interest expense	(2,919)	(1,947)
Equity in earnings of limited partnership	554	445
Other income	2,089	142

Income before income taxes	$4,244	$1,722

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
12.	Subsequent Event
On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes, which pay interest at a weighted average coupon rate of approximately 4.88% and mature at varying dates beginning in 2006 through 2015 with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including originating new contracts. For accounting purposes, this transaction was structured as a securitized borrowing.
Simultaneously with the completion of the securitization, the Company’s warehouse debt agreement was amended to increase the advance rate from 80% to 82% and to reduce the interest rate from LIBOR plus 2.00% to LIBOR plus 1.25%. Additionally, the Company extinguished its interest rate swap agreement in connection with the completion of the securitization.

PART I. Financial Information
Item 1. Financial Statements
See pages 1 through 9.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of June 24, 2005, we operated 17 manufacturing facilities that sell homes through 120 company-owned retail superstores and builder locations and approximately 360 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by Company-owned retail superstores. Through our investment as the 50% sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. We also provide property and casualty insurance for owners of manufactured and modular homes through our wholly-owned subsidiary, Standard Casualty.
During the fourth quarter of fiscal 2005, we began to serve as a general contractor with respect to virtually all aspects of the sale and construction process in certain regions of the country. This could include foundation work, driveways, landscape installations and other amenities the customer requests to complete the home. We anticipate expanding this role to additional geographic regions in future periods.
Subsequent to our quarter-end, on July 12, 2005, through our subsidiary CountryPlace, we successfully issued $141 million of asset-backed securities. The assets are chattel mortgages originated by company-owned retail locations with the collateral being Palm Harbor manufactured homes built in company-owned factories. See “Liquidity and Capital Resources” for further details on this transaction.
This transaction completes another step towards our strategy of expanding our consumer financing capabilities through CountryPlace and our partnership in BSM. During the first quarter of fiscal 2006, CountryPlace originated 243 loans and BSM originated 3,320 loans, 206 of which were for Palm Harbor customers. For the quarter, 38% of our retail customers were financed by either CountryPlace or BSM.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	June 24,	June 25,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	74.4	74.3

Gross profit	25.6	25.7
Selling, general and administrative expenses	22.9	23.8

Income from operations	2.7	1.9
Interest expense	(1.7)	(1.2)
Equity in earnings of limited partnership	0.3	0.3
Other income	1.3	0.1

Income before income taxes	2.6	1.1
Income tax expense	(1.0)	(0.4)

Net income	1.6%	0.7%

The following table summarizes certain key sales statistics as of and for the three months ended June 24, 2005 and June 25, 2004.

	Three Months Ended
	June 24,	June 25,
	2005	2004
Homes sold through Company-owned retail superstores and builder locations	1,175	1,411
Homes sold to independent dealers, builders and developers	940	739
Total new factory-built homes sold	2,115	2,150
Average new manufactured home price – retail	$83,000	$75,000
Average new manufactured home price – wholesale	$60,000	$51,000
Average new modular home price – retail	$147,000	$128,000
Average new modular home price – wholesale	$76,000	$72,000
Number of Company-owned retail superstores at end of period	116	135
Number of Company-owned builder locations at end of period	4	5

Three Months Ended June 24, 2005 Compared to Three Months Ended June 25, 2004
     Net Sales. Net sales increased 5.3% to $166.2 million in the first quarter of fiscal 2006 from $157.8 million in the first quarter of fiscal 2005. Net sales for the factory-built housing segment increased $7.3 million primarily due to increases in the average retail selling prices of new modular and manufactured homes offset by a 1.6% decrease in the total number of new factory-built homes sold in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. The average selling price of a new manufactured home increased 10.7% from $75,000 in the first quarter of fiscal 2005 to $83,000 in the first quarter of fiscal 2006 and the average selling price of a new modular home increased 14.8% from $128,000 in the first quarter of fiscal 2005 to $147,000 in the first quarter of fiscal 2006. These increases in average selling price are primarily the result of customers purchasing larger, more complex homes. Financial services revenue increased $1.1 million reflecting an increase in interest income resulting from an increase in loans held for investment from $132.4 million at June 25, 2004 to $142.2 million at June 24, 2005.
     Gross Profit. In the quarter ended June 24, 2005, gross profit increased to $42.6 million, or 25.6% of net sales, from $40.6 million, or 25.7% of net sales, in the quarter ended June 25, 2004. Gross profit for the factory-built housing segment decreased from 24.0% of net sales in the first quarter of fiscal 2005 to 23.5% in the first quarter of fiscal 2006 due to material cost increases that cannot be fully passed on to consumers coupled with a decline in the internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations, from 66% in the first quarter of fiscal 2005 to 55% in the first quarter of fiscal 2006. Gross profit for the financial services segment increased $1.0 million due to the increase in net sales as explained above.
     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% in the first quarter of fiscal 2006 from 23.8% in the first quarter of fiscal 2005. Selling, general and administrative expenses increased from $37.5 million in the quarter ended June 25, 2004 to $38.1 million in the quarter ended June 24, 2005. This increase results from an $0.8 million increase in general corporate expenses and a $0.2 million increase in selling, general and administrative expenses for financial services offset by a decrease of $0.4 million in factory-built selling, general and administrative expenses. General corporate expenses increased primarily due to increases in compensation, sales incentives and professional fees.
     Interest Expense. Interest expense increased 49.9% to $2.9 million in the first quarter of fiscal 2006 as compared to $1.9 million in the first quarter of fiscal 2005. This increase was primarily due to a $0.9 million increase in interest expense on the warehouse revolving debt and a $0.4 million increase in interest expense on the convertible senior notes offset by a $0.4 million decrease in flooring interest expense. The warehouse revolving debt interest increased due to an increase in the balance of the warehouse revolving debt from $83.0 million to $115.2 million and an increase in LIBOR from 1.375% to 3.375% from June 25, 2004 to June 24, 2005, respectively. The increase in interest on the senior notes results from three months of interest expense being included in the first quarter of fiscal 2006 versus only a month and a half in the first quarter of 2005. The decrease in flooring interest is due to a decrease in the floor plan balance from $46.7 million to $30.1 million offset by an increase in the prime rate from 4.0% to 6.0% from June 25, 2004 to June 24, 2005, respectively.
     Equity in Earnings of Limited Partnership. Equity in earnings of limited partnership increased 24.5% to $0.6 million in the first quarter of fiscal 2006 as compared to $0.4 million in the first quarter of fiscal 2005 due to an 8% increase in the number of loan originations from 3,074 in the first quarter of fiscal 2005 to 3,320 in the first quarter of fiscal 2006.
     Other Income. Other income increased $2.0 million to $2.1 million in the first quarter of fiscal 2006 as compared to $0.1 million in the first quarter of 2005. This increase was primarily due to income earned on real estate investment totaling $1.5 million.
Liquidity and Capital Resources
     We have an agreement with a financial institution for a $70.0 million floor plan facility expiring May 25, 2007. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (6.00% at June 24, 2005) or prime plus 1.0% to 3.0% for aged units, of which we had none as of June 24, 2005. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of June 24, 2005, we were in compliance with these provisions. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $30.1 million and $30.9 million outstanding under our floor plan credit facility at June 24, 2005 and March 25, 2005, respectively.
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
     CountryPlace has an agreement with a financial institution for a $200.0 million warehouse facility to fund chattel loans originated by Company-owned retail superstores, replacing its previous warehouse facility. The facility is collateralized by specific receivables pledged to the facility and bears interest at the rate of LIBOR (3.375% at June 24, 2005) plus 2.00%. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. CountryPlace had outstanding borrowings under the warehouse facility of $115.2 million and $106.3 million as of June 24, 2005 and March 25, 2005, respectively. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of June 24, 2005, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, we agreed to fund in cash to CountryPlace, a yield maintenance payment based on the number of loans funded and up to 30% of each loan loss incurred. During the first quarter of fiscal 2006, we funded $299,000 to CountryPlace as a yield maintenance payment and $81,000 for the loan losses incurred. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund 20% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, we will have to originate an additional $20.5 million of new loans, of which $102.3 million will have to be funded through our operations.
     We have an interest rate swap agreement on $75.0 million of our variable rate debt in order to hedge against an increase in variable interest rates. The terms of the agreement effectively fix the interest rate on $75.0 million of our variable rate, long-term warehouse revolving debt to 4.07% per annum. Based on the terms and conditions, under SFAS No.’s 133 and 138, Accounting for

Derivative Financial Instruments and Hedging Activities, we record the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in our statement of operations. As of June 24, 2005 and March 25, 2005, we had no significant ineffective portion and recorded unrealized gains of $42,000 and $1.1 million, net of tax, respectively, related to our interest rate swap agreement.
     On July 12, 2005, we, through our subsidiary CountryPlace, completed our initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes, which pay interest at a weighted average coupon rate of approximately 4.88% and mature at varying dates beginning in 2006 through 2015 with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including originating new contracts. For accounting purposes, this transaction was structured as a securitized borrowing.
     Simultaneously with the completion of the securitization, our warehouse debt agreement was amended to increase the advance rate from 80% to 82% and to reduce the interest rate from LIBOR plus 2.00% to LIBOR plus 1.25%. Additionally, we extinguished our interest rate swap agreement in connection with the completion of the securitization.
     We believe that the proceeds from the securitization, the issuance of the convertible senior notes, floor plan financing, borrowings on the warehouse facility and any other available borrowing alternatives will be adequate to support our working capital needs, currently planned capital expenditure needs and expansion of CountryPlace for the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset backed securitizations and other factors beyond our control, no assurances can be given in this regard.
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
          In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the first quarter of fiscal 2006 and 2005, net losses incurred under these repurchase agreements totaled $42,000 and $26,000, respectively.
Increased prices and unavailability of raw materials could have a material adverse effect on us.
     Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2005 and 2004, for example, we experienced an increase in prices of our raw materials of approximately 6% and 14%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Three of the most important raw materials used in our operations, lumber, gypsum wallboard and insulation, have experienced significant price fluctuations in the past fiscal year. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.
We are dependent on our principal executive officer and the loss of his service could adversely affect us.
     We are dependent to a significant extent upon the efforts of our principal executive officer, Larry H. Keener, Chairman of the Board and Chief Executive Officer. The loss of the services of our principal executive officer could have a material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.
We are controlled by two shareholders, who may determine the outcome of all elections.
     Approximately 54% of our outstanding common stock is beneficially owned or controlled by our Chairman Emeritus, Lee Posey and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.
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
     The manufactured and modular housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:
•	access to capital markets

•	the level and stability of interest rates;

•	unemployment trends;

•	the availability of retail financing;

•	the availability of wholesale financing;

•	housing supply and demand;

•	industry availability of used or repossessed manufactured homes;

•	international tensions and hostilities;

•	levels of consumer confidence;

•	inventory levels;

•	regulatory and zoning matters; and

•	changes in general economic conditions.
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
     In the first quarter of fiscal 2006, approximately 28% of our revenues were generated in Florida and approximately 20% of our revenues were generated in Texas. A decline in the demand for manufactured housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.
Item 3. Quantitive and Qualitative Disclosure About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt, and our fixed rate convertible senior notes and loans receivable balances.
For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of June 24, 2005 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.5 million.
For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of June 24, 2005 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.2 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of June 24, 2005 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.
CountryPlace is exposed to market risk related to the accessibility and terms of financing in the asset-backed securities market. On July 12, 2005, CountryPlace successfully completed its initial secruitized financing of approximately $141.0 million of loans. CountryPlace intends to continue to build its loan portfolio as a means to obtain long term fixed interest rate funding. The inability to continue to securitize its loans would require CountryPlace to seek other sources of funding or to reduce or eliminate its loan originations if other sources of funding are not available.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed in this report has been accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such required disclosure and to ensure that the Company’s disclosure controls and procedures are functioning effectively.
During the fiscal quarter ended June 24, 2005, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings — Not applicable
Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds — Not applicable
Item 3. Defaults upon Senior Securities — Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
a)	The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on July 27, 2005.

b)	The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

Larry H. Keener
Lee Posey
William R. Thomas
Walter D. Rosenberg, Jr.
Frederick R. Meyer
John H. Wilson
A. Gary Shilling
Jerry Mallonee
W. Christopher Wellborn

c)	The tabulation of votes for each Director nominee was as follows:

Election of Directors:	For	Withheld
Larry H. Keener	21,381,140	6,253
Lee Posey	21,380,637	5,750
William R. Thomas	21,103,801	283,089
Walter D. Rosenberg, Jr.	21,109,688	277,202
Frederick R. Meyer	21,109,402	277,488
John H. Wilson	21,110,188	276,702
A. Gary Shilling	21,379,313	7,577
Jerry Mallonee	21,383,206	3,684
W. Christopher Wellborn	21,383,186	3,704
d)	To appoint Ernst & Young LLP as independent auditors for the year ending March 31, 2006.

For	Withheld	Abstaining
21,382,191	3,910	789
Item 5. Other information — Not applicable

Item 6. Exhibits
(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 1, 2005

Palm Harbor Homes, Inc.

(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer