Form 10-Q
period 2005-09-23
PALM HARBOR HOMES INC /FL/
filed 2005-11-01
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☑  No  ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☐.
Indicate the number of shares outstanding of each of the issuer’ s classes of common stock, as of the latest practicable date.
Shares of common stock $.01 par value, outstanding on October 31, 2005 – 22,822,517.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 23,	March 25,
	2005	2005
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$71,846	$46,197
Restricted cash	18,400	15,352
Investments	24,862	21,516
Trade receivables	46,064	52,311
Consumer loans receivable, net	148,850	132,400
Inventories	129,808	128,420
Prepaid expenses and other assets	28,536	25,954
Property, plant and equipment, net	67,872	71,324
Goodwill	78,506	78,506

Total assets	$614,744	$571,980

Liabilities and shareholders’ equity
Accounts payable	$33,961	$30,319
Accrued liabilities	96,932	76,568
Floor plan payable	26,673	30,888
Warehouse revolving debt	12,201	106,298
Securitized financing	114,162	—
Convertible senior notes	75,000	75,000

Total liabilities	358,929	319,073

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	217,382	213,740
Accumulated other comprehensive income	433	1,214

	272,203	269,342
Less treasury shares	(16,359)	(16,359)
Unearned compensation	(29)	(76)

Total shareholders’ equity	255,815	252,907

Total liabilities and shareholders’ equity	$614,744	$571,980

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2005	2004	2005	2004
Net sales	$171,005	$150,453	$337,166	$308,203
Cost of sales	127,733	111,945	251,297	229,076
Selling, general and administrative expenses	39,896	39,905	77,973	77,442

Income (loss) from operations	3,376	(1,397)	7,896	1,685

Interest expense	(2,856)	(2,079)	(5,775)	(4,027)
Equity in earnings (loss) of limited partnership	475	(202)	1,029	243
Interest income and other	716	40	2,805	183

Income (loss) before income taxes	1,711	(3,638)	5,955	(1,916)

Income tax benefit (expense)	(700)	1,419	(2,313)	748

Net income (loss)	$1,011	$(2,219)	$3,642	$(1,168)

Net income (loss) per common share – basic and diluted	$0.04	$(0.10)	$0.16	$(0.05)

Weighted average common shares outstanding – basic and diluted	22,823	22,834	22,823	22,837

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 23,	September 24,
	2005	2004
Operating Activities
Net income (loss)	$3,642	$(1,168)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,741	6,590
Provision for credit losses	1,709	1,360
Loss (gain) on disposition of assets	(401)	75
Provision for long-term incentive plan	59	330
Net purchases of stock for long-term incentive plan	(12)	—
Deferred income taxes	(303)	—
Equity in earnings of limited partnership	(1,029)	(243)
Changes in operating assets and liabilities:
Restricted cash	(3,048)	(7,509)
Trade receivables	5,548	(2,263)
Loans originated	(28,081)	(32,566)
Principal payments on loans originated	10,131	9,218
Inventories	(1,388)	(9,808)
Prepaid expenses and other assets	(2,415)	(729)
Accounts payable and accrued expenses	23,696	(6,831)

Net cash provided by (used in) operating activities	13,849	(43,544)

Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(1,199)	(1,096)
Purchases of investments	(5,881)	(2,562)
Sales of investments	3,030	3,522

Net cash used in investing activities	(4,050)	(136)

Financing Activities
Net payments on floor plan payable	(4,215)	(62,708)
Net (payments on) proceeds from warehouse revolving debt	(94,097)	19,294
Proceeds from securitized financing	118,440	—
Payments on securitized financing	(4,278)	—
Proceeds from convertible senior notes, net of issuance costs	—	72,511
Principal payments on bonds payable	—	(2,377)

Net cash provided by financing activities	15,850	26,720
Net increase (decrease) in cash and cash equivalents	25,649	(16,960)
Cash and cash equivalents at beginning of period	46,197	50,915

Cash and cash equivalents at end of period	$71,846	$33,955

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,231	$3,073
Income taxes	434	770
See accompanying notes.

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
1.	Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 25, 2005. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

The balance sheet at March 25, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

2.	Inventories

Inventories consist of the following (in thousands):

	September 23,	March 25,
	2005	2005
Raw materials	$13,281	$12,704
Work in process	6,509	6,248
Finished goods – factory-built	6,518	4,069
Finished goods – retail	103,500	105,399

	$129,808	$128,420

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for BSM for the three and six month periods ending September 23, 2005 and September 24, 2004 (in thousands):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2005	2004	2005	2004
Revenues	$15,593	$9,770	$28,006	$21,588
Net income (loss)	950	(404)	2,058	486

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	September 23,	March 25,
	2005	2005
Consumer loans held for investment	$22,977	$141,600
Consumer loans securitzed	136,212	—
Less: Financed loan points	(4,495)	(3,895)
Less: Allowance for loan losses	(5,844)	(5,365)

Consumer loans receivable, net	$148,850	$132,400

The allowance for loan losses and related additions and deductions to the allowance during the six months ended September 23, 2005 and September 24, 2004 are as follows (in thousands):

	September 23,	September 24,
	2005	2004
Allowance for loan losses, beginning of period	$5,365	$3,632
Provision for credit losses	1,709	1,360
Loans charged off, net of recoveries	(1,230)	(318)

Allowance for loan losses, end of period	$5,844	$4,674

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility expiring May 25, 2007. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (6.75% at September 23, 2005) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of September 23, 2005. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of September 23, 2005, the Company was not in compliance with one of these provisions and has since obtained a waiver of default from the lending institution. The Company has also received a term sheet from the lending institution which would amend the provisions and extend the term of the facility to March 2009. In the event the Company is not in compliance with any of its floor plan facility requirements in future periods, it would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $26.7 million and $30.9 million outstanding under its floor plan credit facility at September 23, 2005 and March 25, 2005, respectively.
6.	Debt Obligations

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%;

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including originating new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $200.0 million warehouse borrowing facility to fund chattel loans originated by Company-owned retail superstores. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates on March 18, 2006; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The Company anticipates that it will renew the facility with similar terms upon expiration in March 2006, although no assurances can be made that it will be successful in this regard. Simultaneously with the completion of the securitization, the warehouse facility was amended to increase the advance against the outstanding principal balance of eligible consumer loans receivable from 80% to 82% and to decrease the interest rate from LIBOR (3.625% at September 23, 2005) plus 2.00% to LIBOR plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $12.2 million and $106.3 million as of September 23, 2005 and March 25, 2005, respectively. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of September 23, 2005, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, a yield maintenance payment based on the number of loans funded and up to 30% of each loan loss incurred. During the six months ended September 23, 2005, the Company funded $599,000 to CountryPlace as a yield maintenance payment and $197,000 for the loan losses incurred. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 18% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, CountryPlace will have to originate an additional $88.7 million of new loans, of which $16.0 million will have to be funded through the Company’s operations.

Upon completion of the securitization, CountryPlace extinguished its interest rate swap agreement on $75.0 million of its variable rate debt which was used to hedge against an increase in variable interest rates. The agreement fixed the interest rate on $75.0 million of CountryPlace’s variable rate, long-term warehouse revolving debt to 4.07% per annum. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s consolidated statement of operations. As of September 23, 2005, CountryPlace had no significant ineffective portion and recorded unrealized gains of $42,000, net of tax related to its interest rate swap agreement.

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
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

The difference between net income (loss) and total comprehensive income (loss) for the three and six months ended September 23, 2005 and September 24, 2004 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2005	2004	2005	2004
Net income (loss)	$1,011	$(2,219)	$3,642	$(1,168)
Unrealized gain (loss) on securities available-for- sale, net of tax	270	(420)	307	(792)
Change in fair value of interest rate hedge, net of tax	—	—	(1,088)	—

Comprehensive income (loss)	$1,281	$(2,639)	$2,861	$(1,960)

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At September 23, 2005, the Company estimates that its potential obligations under all repurchase agreements were approximately $17.1 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the six months ended September 23, 2005 and September 24, 2004 (in thousands):

	September 23,	September 24,
	2005	2004
Accrued warranty balance, beginning of period	$5,406	$4,008
Net warranty expense provided	9,034	10,210
Cash warranty payments	(8,931)	(9,453)

Accrued warranty balance, end of period	$5,509	$4,765

10.	Earnings Per Share

In December 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a final consensus in EITF Issue 04-08 “The Effect of Contingently Convertible Debt on Earnings Per Share.” In the final consensus, among other things, the EITF concluded that the effect of contingently convertible debt instruments should be included in earnings per share computations, if dilutive, regardless of whether the market price trigger has been met. For all periods presented herein, the Company has considered the consensus reached in EITF 04-08 in calculating dilutive earnings per share, however, the effect of applying such consensus was anti-dilutive for the three and six months ended September 23, 2005 and September 24, 2004 and thus earnings per share is not impacted. Approximately 2,894,000 shares of common stock to which the Senior Notes could be converted were excluded from weighted average shares outstanding as a result of the antidilution.

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and six months ended September 23, 2005 and September 24, 2004, respectively (in thousands):

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2005	2004	2005	2004

Net sales
Factory-built housing	$163,255	$142,962	$322,067	$294,432
Financial services	7,750	7,491	15,099	13,771

	$171,005	$150,453	$337,166	$308,203

Income (loss) from operations
Factory-built housing	$5,671	$(150)	$11,228	$3,524
Financial services	3,143	3,387	6,630	6,054
General corporate expenses	(5,438)	(4,634)	(9,962)	(7,893)

	$3,376	$(1,397)	$7,896	$1,685

Interest expense	$(2,856)	$(2,079)	$(5,775)	$(4,027)
Equity in earnings (loss) of limited partnership	475	(202)	1,029	243
Interest income and other	716	40	2,805	183

Income (loss) before income taxes	$1,711	$(3,638)	$5,955	$(1,916)

PART I. Financial Information
Item 1. Financial Statements
See pages 1 through 9.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of September 23, 2005, we operated 18 manufacturing facilities that sell homes through 118 company-owned retail superstores and builder locations and approximately 340 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by Company-owned retail superstores. Through our investment as the 50% sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. We also provide property and casualty insurance for owners of manufactured and modular homes through our wholly-owned subsidiary, Standard Casualty.
Net sales increased 13.7% to $171.0 million for the second quarter of fiscal 2006 from $150.5 million for the second quarter of fiscal 2005. This is the greatest quarterly revenue we have reported since the second quarter of fiscal 2002. This increase in revenue for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 produced a 341.7% increase in operating income and a 145.6% increase in net income. Despite these improvements, both revenue and income were impacted negatively by the timing of hurricane Rita hitting Texas the last week of the quarter. Losses associated with lost retail and wholesale deliveries as well as losses incurred by our insurance subsidiary, Standard Casualty, reduced net income for the quarter by approximately $0.06 per share.
During the second quarter of fiscal 2006, we shipped homes to 37 new independent dealers, builders and developers and sales to this distribution point increased 19.1%, which comprises 45.5% of our total factory-built homes sales for the current quarter. This increase in business with independents has mostly occurred in our modular business. Sales of our modular products increased 20.8% and now comprises 18.6% of our total factory-built sales for the current quarter. Our modular products continue to capture the attention of dealers and builders and we expect to continue our strategy of expanding our independent builder network for our modular products.
During the second quarter of fiscal 2006, the Federal Emergency Management Agency (“FEMA”) contracted with Palm Harbor to purchase all of our retail inventory of single-section homes at wholesale prices. Additionally, we received a purchase order from FEMA to produce and deliver 400 single-section housing units by December 1, 2005. In addition to assisting FEMA with temporary housing, we intend to support the hurricane victims with permanent replacement housing. We have increased production company-wide and have re-opened a production line that was temporarily idled in fiscal 2005.
On July 12, 2005, through our subsidiary CountryPlace, we successfully completed our initial securitization for approximately $141.0 million of loans, which were funded by issuing bonds totaling approximately $118.4 million. The assets are chattel mortgages originated by company-owned retail locations with the collateral being Palm Harbor manufactured homes built in company-owned factories. See “Liquidity and Capital Resources” for further details on this transaction.

The securitization completes another step towards our strategy of expanding our consumer financing capabilities through CountryPlace and our partnership in BSM. During the second quarter of fiscal 2006, CountryPlace originated 192 loans and BSM originated 4,680 loans, 201 of which were for Palm Harbor customers. For the current quarter, 36% of our retail customers were financed by either CountryPlace or BSM.
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

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.7	74.4	74.5	74.3

Gross profit	25.3	25.6	25.5	25.7
Selling, general and administrative expenses	23.3	26.5	23.1	25.1

Income (loss) from operations	2.0	(0.9)	2.4	0.6
Interest expense	(1.7)	(1.4)	(1.7)	(1.3)
Equity in earnings (loss) of limited Partnership	0.4	(0.1)	0.8	0.1
Interest income and other	0.3	0.0	0.3	0.1

Income (loss) before income taxes	1.0	(2.4)	1.8	(0.5)
Income tax benefit (expense)	(0.4)	0.9	(0.7)	0.1

Net income (loss)	0.6%	(1.5)%	1.1%	(0.4)%

The following table summarizes certain key sales statistics as of and for the three and six months ended September 23, 2005 and September 24, 2004.

	Three Months Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2005	2004	2005	2004
Homes sold through Company-owned retail superstores and builder locations	1,092	1,178	2,267	2,589
Homes sold to independent dealers, builders and developers	911	765	1,851	1,504
Total new factory-built homes sold	2,003	1,943	4,118	4,093
Average new manufactured home price – retail	$77,000	$71,000	$76,000	$73,000
Average new manufactured home price – wholesale	$62,000	$55,000	$61,000	$53,000
Average new modular home price – retail	$143,000	$136,000	$145,000	$132,000
Average new modular home price – wholesale	$75,000	$78,000	$75,000	$75,000
Number of Company-owned retail superstores at end of period	114	132	114	132
Number of Company-owned builder locations at end of period	4	4	4	4
  Three Months Ended September 23, 2005 Compared to Three Months Ended September 24, 2004
     Net Sales. Net sales increased 13.7% to $171.0 million in the second quarter of fiscal 2006 from $150.5 million in the second quarter of fiscal 2005. Net sales for the factory-built housing segment increased $20.3 million primarily due to increases in the average selling prices of new modular and manufactured homes as well as a 3.0% increase in the total number of new factory-built homes sold in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. The average retail selling price of a new manufactured home increased 8.5% from $71,000 in the second quarter of fiscal 2005 to $77,000 in the second quarter of fiscal 2006 and the average retail selling price of a new modular home increased 5.1% from $136,000 in the second quarter of fiscal 2005 to $143,000 in the second quarter of fiscal 2006. In addition, the average wholesale selling price of a new manufactured home increased 12.7% from $55,000 in the second quarter of fiscal 2005 to $62,000 in the second quarter of fiscal 2006 and sales to independent dealers, builders and developers increased 19.1% and comprise 45.5% of total factory-built homes sold for the second quarter of fiscal 2006 as compared to 39.4% in the second quarter of fiscal 2005. These increases in average selling price are the result of customers purchasing larger, more complex homes as well as rising home prices due to material cost increases. Financial services revenue increased $0.3 million reflecting an increase in interest income resulting from an increase in consumer loans receivable from $118.8 million at September 24, 2004 to $148.9 million at September 23, 2005.
     Gross Profit. In the quarter ended September 23, 2005, gross profit increased to $43.3 million, or 25.3% of net sales, from $38.5 million, or 25.6% of net sales, in the quarter ended

September 24, 2004. Gross profit for the factory-built housing segment remained essentially flat at 23.4% of net sales in the second quarter of fiscal 2005 compared to 23.3% in the second quarter of fiscal 2006 due primarily to increased selling prices in response to material cost increases. The internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations, declined from 60% in the second quarter of fiscal 2005 to 54% in the second quarter of fiscal 2006. An increase in financial services revenue as described above offset by losses incurred at Standard Casualty as a result of hurricane Rita account for a $0.1 million decrease in gross profit for the financial services segment.
     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 23.3% in the second quarter of fiscal 2006 from 26.5% in the second quarter of fiscal 2005. Selling, general and administrative expenses remained flat at $39.9 million in the quarter ended September 23, 2005 compared to the quarter ended September 24, 2004. Selling, general and administrative expenses for general corporate purposes increased $0.6 million, financial services increased $0.1 million and factory-built housing decreased $0.8 million. General corporate expenses increased primarily due to increases in compensation, sales incentives and professional fees while factory-built selling, general and administrative expenses decreased due to operating 18 fewer company-owned retail superstores and builder locations at September 23, 2005 compared to September 24, 2004.
     Interest Expense. Interest expense increased 37.4% to $2.9 million in the second quarter of fiscal 2006 as compared to $2.1 million in the second quarter of fiscal 2005. This increase was primarily due to $1.2 million in interest expense related to the securitization offset by a $0.5 million decrease in interest expense on the warehouse revolving debt. The warehouse revolving debt interest decreased due to a significant decline in the warehouse revolving debt balance after $115.7 million of borrowings were repaid with proceeds from the securitization.
     Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) of limited partnership increased to $0.5 million of earnings in the second quarter of fiscal 2006 as compared to a loss of $0.2 million in the second quarter of fiscal 2005. This increase was due to a 74.4% increase in the number of loan originations from 2,684 in the second quarter of fiscal 2005 to 4,680 in the second quarter of fiscal 2006.
     Interest Income and Other. Interest income and other increased $0.7 million to $0.7 million in the second quarter of fiscal 2006 as compared to $40,000 in the second quarter of 2005. This increase resulted from increased interest income due to a larger cash and cash equivalents balance as well as higher interest rates.
Six Months Ended September 23, 2005 Compared to Six Months Ended September 24, 2004
     Net Sales. Net sales increased 9.4% to $337.2 million in the first six months of fiscal 2006 from $308.2 million in the first six months of fiscal 2005. Net sales for the factory-built housing segment increased $27.6 million primarily due to increases in the average retail selling prices of new modular and manufactured homes as well as a shift in product mix to modular homes which have a higher average selling price. Modular homes comprised 17.3% of total factory-built home sales in the first six months of fiscal 2006 as compared to 15.3% in the first six months of fiscal 2005. In addition, the average wholesale selling price of a new manufactured home increased 15.1% from $53,000 in the first six months of fiscal 2005 to $61,000 in the first six months of fiscal 2006 and sales to independent dealers, builders and developers increased 23.1% and comprise 44.9% of total factory-built homes sold for the first six months of fiscal 2006 as compared to 36.7% in the first six months of fiscal 2005. These increases in average selling price of new manufactured and modular homes resulted primarily from customers purchasing larger, more complex homes as well as rising home prices due to material cost increases. Financial services revenue increased $1.3 million reflecting an increase in interest income resulting from an increase in consumer loans receivable from $118.8 million at September 24, 2004 to $148.9 million at September 23, 2005.
     Gross Profit. For the six months ended September 23, 2005, gross profit as a percentage of net sales declined slightly to 25.5%, or $85.9 million, from 25.7%, or $79.1 million, in the six months ended September 24, 2004. Gross profit for the factory-built housing segment declined slightly from 23.6% of net sales for the first six months of fiscal 2005 to 23.4% for the first six months of fiscal 2006. This decrease is the result of continued material cost increases as well as a decline in the internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations. The internalization rate decreased from 62% for the first six months of fiscal 2005 to 55% for the first six months of fiscal 2006. Gross profit for the financial services segment increased $0.9 million due to the increase in net sales as explained above and offset by the losses incurred at Standard Casualty as a result of hurricane Rita.
     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 23.1% in the first six months of fiscal 2006 from 25.1% in the first six months of fiscal 2005. Selling, general and administrative expenses increased from $77.4 million in the six months ended September 24, 2004 to $78.0 million in the six months ended September 23, 2005. Selling, general and administrative expenses for factory-built housing decreased $1.2 million and were offset by increases in selling, general and administrative expenses for general corporate purposes of $1.4 million and financial services of $0.3 million. The decrease in factory-built housing expenses is the result of operating 18 fewer company-owned retail superstores and builder locations at September 23, 2005 as compared to September 24, 2004. The increase in general corporate expenses is due primarily to increases in compensation-related costs, insurance premiums and sales incentives.
     Interest Expense. Interest expense increased 43.4% to $5.8 million for the six months ended September 23, 2005 from $4.0 million for the six months ended September 24, 2004. This increase was primarily due to $1.2 million in interest expense related to the securitization and $0.4 million in interest expense incurred on the $75.0 million convertible senior notes that were issued during the first quarter of fiscal 2005.
     Equity in Earnings of Limited Partnership. Equity in earnings of limited partnership increased to $1.0 million in the first six months of fiscal 2006 as compared to $0.2 million in the first six months of fiscal 2005. This increase is primarily due to a 38.9% increase in the number of loan originations from 5,758 in the first six months of fiscal 2005 to 8,000 in the first six months of fiscal 2006.
     Interest Income and Other. Interest income and other increased $2.6 million to $2.8 million for the six months ended September 23, 2005 as compared to $0.2 million for the six months ended September 24, 2004. This increase was primarily due to income earned on a real estate investment totaling $1.5 million and interest income totaling $0.8 million. The increase in interest income was due to a larger cash and cash equivalents balance as well as higher interest rates.
Liquidity and Capital Resources
     Net cash provided by operating activities increased to $13.8 million in the first six months of fiscal 2006 from a use of $43.5 million in the first six months of fiscal 2006. The increase in net cash provided by operating activities is due to higher profitability, less cash used for originating loans and management of our working capital. We managed our working capital through a decrease in days receivable outstanding, faster cash collections, which resulted from increased sales to independent retailers, increased customer deposits, as evidenced by our increase in backlog and traffic at our retail sales centers, and increases in our days payable outstanding and deferred revenue.
     Net cash used in investing activities increased to $4.1 million in the first six months of fiscal 2006 as compared to $0.1 million in the first six months of fiscal 2005. This increase is primarily due to the purchase of $4.4 million of available-for-sale securities.
     Net cash provided by financing activities totaled $15.9 million in the first six months of fiscal 2006 compared to $26.7 million in the first six months of fiscal 2005. In fiscal 2005, we issued $75.0 million in convertible senior notes and used a portion of the proceeds to reduce our floor plan payable, while in fiscal 2006, we completed our initial securitization by issuing bonds totaling $118.4 million and used a portion of the proceeds to reduce our warehouse revolving debt.
     We have an agreement with a financial institution for a $70.0 million floor plan facility expiring May 25, 2007. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (6.75% at September 23, 2005) or prime plus 1.0% to 3.0% for aged units, of which we had none as of September 23, 2005. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of September 23, 2005, we were not in compliance with one of these provisions and have since obtained a waiver of default from the lending institution. We have also received a term sheet from the lending institution which would amend the provisions and extend the term of the facility to March 2009. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $26.7 million and $30.9 million outstanding under our floor plan credit facility at September 23, 2005 and March 25, 2005, respectively.
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
     On July 12, 2005, we, through our subsidiary CountryPlace, completed our initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including originating new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

     CountryPlace has an agreement with a financial institution for a $200.0 million warehouse facility to fund chattel loans originated by Company-owned retail superstores, replacing its previous warehouse facility. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. We anticipate that we will renew the facility with similar terms upon expiration in March 2006, although no assurances can be made that we will be successful in this regard. Simultaneously with the completion of the securitization, the warehouse facility was amended to increase the advance against the outstanding principal balance of eligible consumer loans receivable from 80% to 82% and to decrease the interest rate from LIBOR (3.625% at September 23, 2005) plus 2.00% to LIBOR plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $12.2 million and $106.3 million as of September 23, 2005 and March 25, 2005, respectively. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of September 23, 2005, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, we agreed to fund in cash to CountryPlace, a yield maintenance payment based on the number of loans funded and up to 30% of each loan loss incurred. During the second quarter of fiscal 2006, we funded $599,000 to CountryPlace as a yield maintenance payment and $197,000 for the loan losses incurred. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund 18% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, CountryPlace will have to originate an additional $88.7 million of new loans, of which $16.0 million will have to be funded through our operations.
     Upon completion of the securitization, CountryPlace extinguished its interest rate swap agreement on $75.0 million of its variable rate debt which it used to hedge against an increase in variable interest rates. The agreement fixed the interest rate on $75.0 million of CountryPlace’s variable rate, long-term warehouse revolving debt to 4.07% per annum. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in our consolidated statement of operations. As of September 23, 2005, CountryPlace had no significant ineffective portion and recorded unrealized gains of $42,000, net of tax, related to its interest rate swap agreement.
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
Details regarding our critical accounting policies are described fully in our fiscal year 2005 Form 10-K filed with the Securities and Exchange Commission. Beginning in the second quarter of fiscal 2006, management believes the following critical accounting policy also affects its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Securitized Financing. Through CountryPlace, we engage in securitizations to finance our loan originations related to the retail sale of our manufactured homes. The securitized asset remains on our consolidated balance sheets along with the recorded liability that evidences the securitized transaction. Interest income and servicing fees received on the securitized loans are recorded as income when earned. An allowance for loan losses is maintained on the loans.
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
     In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the second quarter of fiscal 2006 and 2005, net losses incurred under these repurchase agreements totaled $1,000 and $65,000, respectively.
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
     In the second quarter of fiscal 2006, approximately 26% of our revenues were generated in Florida and approximately 21% of our revenues were generated in Texas. A decline in the demand for manufactured housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.
We are a limited partner in BSM Financial L.P., and if its business is adversely affected, our results of operations may also be adversely affected.
     We have an investment of approximately $5.2 million in a mortgage banking firm, BSM Financial L.P. (“BSM”). Through our investment as the sole limited partner in BSM, we offer conforming and non-conforming mortgages. As a limited partner, we do not have the legal authority to manage or control BSM’s operations. Therefore, if BSM’s operations are not financially successful, our results of operations may also be adversely affected, and we could lose some or all of our investment in BSM.
Item 3. Quantitive and Qualitative Disclosure About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt, and our fixed rate convertible senior notes and loans receivable balances.
For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of September 23, 2005 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.4 million.
For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of September 23, 2005 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.6 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables. For our fixed rate convertible senior notes and securitized borrowings, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes and securitized borrowings as of September 23, 2005 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $4.2 million.
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
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of the Company’s our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed in this report has been accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding such required disclosure and to ensure that the Company’s disclosure controls and procedures are functioning effectively.
During the fiscal quarter ended September 23, 2005, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: October 31, 2005

Palm Harbor Homes, Inc.

(Registrant)

By:	/s/ Kelly Tacke

Kelly Tacke Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener

Larry H. Keener Chairman of the Board and Chief Executive Officer