Form 10-Q
period 2005-12-30
PALM HARBOR HOMES INC /FL/
filed 2006-02-07
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’ s classes of common stock, as of the latest practicable date.
Shares of common stock $.01 par value, outstanding on February 6, 2006 – 22,831,516.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 30,	March 25,
	2005	2005
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$59,960	$46,197
Restricted cash	18,168	15,352
Investments	26,063	21,516
Trade receivables	55,560	52,311
Consumer loans receivable, net	154,111	132,400
Inventories	132,051	128,420
Prepaid expenses and other assets	27,784	25,954
Property, plant and equipment, net	67,414	71,324
Goodwill	78,506	78,506

Total assets	$619,617	$571,980

Liabilities and shareholders’ equity
Accounts payable	$26,680	$30,319
Accrued liabilities	100,714	76,568
Floor plan payable	25,248	30,888
Warehouse revolving debt	22,778	106,298
Securitized financing	109,209	—
Convertible senior notes	75,000	75,000

Total liabilities	359,629	319,073

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	221,654	213,740
Accumulated other comprehensive income	308	1,214

	276,350	269,342
Less treasury shares	(16,196)	(16,359)
Unearned compensation	(166)	(76)

Total shareholders’ equity	259,988	252,907

Total liabilities and shareholders’ equity	$619,617	$571,980

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004
Net sales	$193,193	$154,624	$530,359	$462,827
Cost of sales	143,368	118,115	394,665	347,191
Selling, general and administrative expenses	40,909	41,539	118,882	118,981

Income (loss) from operations	8,916	(5,030)	16,812	(3,345)

Interest expense	(2,916)	(2,285)	(8,691)	(6,312)
Equity in earnings (loss) of limited partnership	200	(726)	1,229	(483)
Interest income and other	957	421	3,763	604

Income (loss) before income taxes	7,157	(7,620)	13,113	(9,536)

Income tax benefit (expense)	(2,885)	2,973	(5,199)	3,721

Net income (loss)	$4,272	$(4,647)	$7,914	$(5,815)

Net income (loss) per common share:
Basic	$0.19	$(0.20)	$0.35	$(0.25)

Assuming dilution	$0.18	$(0.20)	$0.35	$(0.25)

Weighted average common shares outstanding:
Basic	22,832	22,830	22,832	22,835

Assuming dilution	25,726	22,830	22,832	22,835

See accompanying notes.

PALM HARBOR HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 30,	December 24,
	2005	2004
Operating Activities
Net income (loss)	$7,914	$(5,815)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,444	9,755
Provision for credit losses	2,486	2,048
Loss (gain) on disposition of assets	(1,540)	1,051
Provision for long-term incentive plan	73	481
Deferred income taxes	(305)	—
Equity in (earnings) loss of limited partnership	(1,229)	483
Changes in operating assets and liabilities:
Restricted cash	(2,816)	(10,581)
Trade receivables	(3,334)	(8,600)
Loans originated	(40,043)	(48,155)
Principal payments on loans originated	15,167	15,007
Inventories	(3,631)	(11,436)
Prepaid expenses and other assets	(1,475)	(269)
Accounts payable and accrued expenses	20,212	(6,909)

Net cash used in operating activities	(77)	(62,940)

Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(1,961)	(1,087)
Purchases of investments	(8,232)	(5,765)
Sales of investments	3,984	4,573

Net cash used in investing activities	(6,209)	(2,279)

Financing Activities
Net payments on floor plan payable	(5,640)	(60,162)
Net (payments on) proceeds from warehouse revolving debt	(83,520)	28,958
Proceeds from securitized financing	118,440	—
Payments on securitized financing	(9,231)	—
Proceeds from convertible senior notes, net of issuance costs	—	72,496
Principal payments on bonds payable	—	(2,377)

Net cash provided by financing activities	20,049	38,915

Net increase (decrease) in cash and cash equivalents	13,763	(26,304)
Cash and cash equivalents at beginning of period	46,197	50,915

Cash and cash equivalents at end of period	$59,960	$24,611

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,474	$5,895
Income taxes	3,416	847
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

The Company’s fiscal year ends on the last Friday in March. The three months ended December 30, 2005 contained 14 weeks and the three months ended December 24, 2004 contained 13 weeks. The nine months ended December 30, 2005 contained 40 weeks and the nine months ended December 24, 2004 contained 39 weeks.
2.	Inventories

Inventories consist of the following (in thousands):

	December 30,	March 25,
	2005	2005
Raw materials	$15,449	$12,704
Work in process	6,685	6,248
Finished goods — factory-built	8,431	4,069
Finished goods — retail	101,486	105,399

	$132,051	$128,420

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L.P. (“BSM”) which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for BSM for the three and nine month periods ending December 30, 2005 and December 24, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004
Revenues	$14,398	$8,115	$42,430	$29,703
Net income (loss)	396	(1,452)	2,458	(966)

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	December 30,	March 25,
	2005	2005
Consumer loans held for investment	$32,803	$141,660
Consumer loans securitzed	132,278	—
Less: Financed loan points	(4,644)	(3,895)
Less: Allowance for loan losses	(6,326)	(5,365)

Consumer loans receivable, net	$154,111	$132,400

The allowance for loan losses and related additions and deductions to the allowance during the nine months ended December 30, 2005 and December 24, 2004 are as follows (in thousands):

	December 30,	December 24,
	2005	2004
Allowance for loan losses, beginning of period	$5,365	$3,597
Provision for credit losses	2,486	2,048
Loans charged off, net of recoveries	(1,525)	(564)

Allowance for loan losses, end of period	$6,326	$5,081

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (7.25% at December 30, 2005) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of December 30, 2005. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of December 30, 2005, the Company was in compliance with these provisions. Subsequent to December 30, 2005, the Company amended the agreement with the financial institution to revise one of these provisions, to change the interest rate to prime plus 0.6% and to extend the expiration of the agreement from May 25, 2007 to March 30, 2009. The Company had $25.2 million and $30.9 million outstanding under its floor plan credit facility at December 30, 2005 and March 25, 2005, respectively.
6.	Debt Obligations

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $200.0 million warehouse borrowing facility to fund chattel loans originated by Company-owned retail superstores. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates on March 18, 2006; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The Company anticipates that it will renew the facility with similar terms upon expiration in March 2006, although no assurances can be made that it will be successful in this regard. Simultaneously with the completion of the securitization, the warehouse facility was amended to increase the advance against the outstanding principal balance of eligible consumer loans receivable from 80% to 82% and to decrease the interest rate from LIBOR (4.4375% at December 30, 2005) plus 2.00% to LIBOR plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $22.8 million and $106.3 million as of December 30, 2005 and March 25, 2005, respectively. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of December 30, 2005, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, Palm Harbor agreed to fund in cash to CountryPlace, a yield maintenance payment based on the number of loans funded and up to 30% of each loan loss incurred. During the nine months ended December 30, 2005, the Company funded $849,000 to CountryPlace as a yield maintenance payment and $300,000 for the loan losses incurred. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund 18% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, CountryPlace will have to originate an additional $82.7 million of new loans, of which $14.9 million will have to be funded through the Company’s operations.

Upon completion of the securitization, CountryPlace extinguished its interest rate swap agreement on $75.0 million of its variable rate debt which was used to hedge against an increase in variable interest rates. The agreement previously fixed the interest rate on $75.0 million of CountryPlace’s variable rate, long-term warehouse revolving debt to 4.07% per annum. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s consolidated statement of operations. During the nine months ended December 30, 2005, CountryPlace had no significant ineffectiveness. The fair value of the hedge upon its extinguishment in fiscal 2006 was immaterial.

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
The difference between net income (loss) and total comprehensive income (loss) for the three and nine months ended December 30, 2005 and December 24, 2004 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004
Net income (loss)	$4,272	$(4,647)	$7,914	$(5,815)
Unrealized gain (loss) on securities available-for-sale, net of tax	(125)	152	183	(640)
Change in fair value of interest rate hedge, net of tax	—	—	(1,089)	—

Comprehensive income (loss)	$4,147	$(4,495)	$7,008	$(6,455)

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At December 30, 2005, the Company estimates that its potential obligations under all repurchase agreements were approximately $22.0 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the nine months ended December 30, 2005 and December 24, 2004 (in thousands):

	December 30,	December 24,
	2005	2004
Accrued warranty balance, beginning of period	$5,406	$4,008
Net warranty expense provided	14,067	12,253
Cash warranty payments	(13,705)	(11,134)

Accrued warranty balance, end of period	$5,768	$5,127

10.	Computation of Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is adjusted for any potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of convertible senior notes, regardless of whether the market price trigger has been met. For the three and nine months ended December 24, 2004, and the nine months ended December 30, 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.
For the three months ended December 30, 2005, basic and diluted earnings per share were calculated as follows:

Three months Ended
December 30,
2005
Net income	$4,272
Interest on contingently convertible senior notes, net of tax	436

Net income for diluted earnings per share calculation	$4,708

Weighted average number of common shares outstanding — basic	22,832
Incremental share effect from:
Contingently convertible senior notes	2,894

Weighted average number of common shares outstanding — assuming dilution	25,726

Net income per common share:
Basic	$0.19
Diluted	$0.18

PALM HARBOR HOMES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
11. Business Segment Information
The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and nine months ended December 30, 2005 and December 24, 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004

Net sales
Factory-built housing	$185,629	$147,676	$507,697	$442,108
Financial services	7,564	6,948	22,662	20,719

	$193,193	$154,624	$530,359	$462,827

Income (loss) from operations
Factory-built housing	$10,339	$(3,747)	$21,567	$(223)
Financial services	3,796	3,351	10,426	9,404
General corporate expenses	(5,219)	(4,634)	(15,181)	(12,526)

	$8,916	$(5,030)	$16,812	$(3,345)

Interest expense	$(2,916)	$(2,285)	$(8,691)	$(6,312)
Equity in earnings (loss) of limited partnership	200	(726)	1,229	(483)
Interest income and other	957	421	3,763	604

Income (loss) before income taxes	$7,157	$(7,620)	$13,113	$(9,536)

PART I. Financial Information
Item 1. Financial Statements
See pages 1 through 9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of December 30, 2005, we operated 18 manufacturing facilities that sell homes through 115 company-owned retail superstores and builder locations and approximately 350 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home mortgages to purchasers of manufactured homes sold by Company-owned retail superstores. Through our investment as the 50% sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. We also provide property and casualty insurance for owners of manufactured and modular homes through our wholly-owned subsidiary, Standard Casualty.
During the second quarter of fiscal 2006, the Federal Emergency Management Agency (“FEMA”) contracted with Palm Harbor to purchase all of our retail inventory of single-section homes at wholesale prices. Additionally, we received a purchase order from FEMA to produce and deliver 400 single-section housing units by December 1, 2005. During the third quarter, 445 homes were shipped to FEMA and revenues were boosted by $12.3 million. As of December 30, 2005, we had shipped 533 homes totaling $15.4 million to FEMA.
Our modular products continued to gain momentum during the third quarter of fiscal 2006 as the favorable response from dealers and builders has begun to translate into an increasing number of customer orders. Sales of our modular products were up over 15 percent from the third quarter of fiscal 2005 and now account for over 25 percent of our recurring revenues. We expect this percentage to increase in future quarters as our modular backlog is produced.
Through the first nine months of fiscal 2006, our revenues were up 15% and operating income was up 600%. Excluding the FEMA business, revenues were up 12% and operating income was up over 500%. Selling, general and administrative expenses were flat with the prior year. The streamlining actions we took in the third quarter of fiscal 2005 have made us more operationally efficient and our efforts in expanding our product line to new markets are gradually improving our revenues. We have now experienced four consecutive quarters of improved profitability.
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
The securitization completes another step towards our strategy of expanding our consumer financing capabilities through CountryPlace and our partnership in BSM. During the third quarter of fiscal 2006, CountryPlace originated 596 loans and BSM originated 4,136 loans, 267 of which were for Palm Harbor customers. For the current quarter, 37% of our retail customers were financed by either CountryPlace or BSM.
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

	Three Months Ended		Nine months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.2	76.4	74.4	75.0

Gross profit	25.8	23.6	25.6	25.0
Selling, general and administrative expenses	21.2	26.9	22.4	25.7

Income (loss) from operations	4.6	(3.3)	3.2	(0.7)
Interest expense	(1.5)	(1.5)	(1.6)	(1.4)
Equity in earnings (loss) of limited Partnership	0.1	(0.4)	0.2	(0.1)
Interest income and other	0.5	0.3	0.7	0.1

Income (loss) before income taxes	3.7	(4.9)	2.5	(2.1)
Income tax benefit (expense)	(1.5)	1.9	(1.0)	0.8

Net income (loss)	2.2%	(3.0)%	1.5%	(1.3)%

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 30, 2005 and December 24, 2004.

	Three Months Ended		Nine months Ended
	December 30,	December 24,	December 30,	December 24,
	2005	2004	2005	2004
Homes sold through Company-owned retail superstores and builder locations	1,154	1,145	3,421	3,734
Homes sold to independent dealers, builders and developers	1,524	853	3,375	2,357
Total new factory-built homes sold	2,678	1,998	6,796	6,091
Average new manufactured home price — retail	$70,000	$71,000	$74,000	$73,000
Average new manufactured home price — wholesale	$57,000	$56,000	$59,000	$54,000
Average new modular home price — retail	$151,000	$130,000	$147,000	$131,000
Average new modular home price — wholesale	$76,000	$71,000	$75,000	$71,000
Number of Company-owned retail superstores at end of period	111	122	111	122
Number of Company-owned builder locations at end of period	4	4	4	4
The Company’s fiscal year ends on the last Friday in March. The three months ended December 30, 2005 contained 14 weeks and the three months ended December 24, 2004 contained 13 weeks. The nine months ended December 30, 2005 contained 40 weeks and the nine months ended December 24, 2004 contained 39 weeks.
Three Months Ended December 30, 2005 Compared to Three Months Ended December 24, 2004
     Net Sales. Net sales increased 24.9% to $193.2 million in the third quarter of fiscal 2006 from $154.6 million in the third quarter of fiscal 2005. Net sales for the factory-built housing segment increased $12.3 million due to selling 445 homes to FEMA and $25.7 million due to an 11.8% increase in new factory-built homes sold (excluding FEMA business) and an increase in the average selling price of modular homes. The increase in homes sold, net of FEMA, stemmed from increased market share and the increase in average selling prices resulting from customers purchasing larger, more complex homes and the pass through of higher raw material costs. The average retail selling price of a new modular home increased 16.2% from $130,000 in the third quarter of fiscal 2005 to $151,000 in the third quarter of fiscal 2006 and the average wholesale selling price of a new modular home increased 7.0% from $71,000 in the third quarter of fiscal 2005 to $76,000 in the third quarter of fiscal 2006. Financial services revenue increased $0.6 million reflecting an increase in interest income resulting from an increase in consumer loans receivable from $127.9 million at December 24, 2004 to $154.1 million at December 30, 2005.

     Gross Profit. In the quarter ended December 30, 2005, gross profit increased to $49.8 million, or 25.8% of net sales, from $36.5 million, or 23.6% of net sales, in the quarter ended December 24, 2004. Gross profit for the factory-built housing segment increased to 23.7% of net sales in the third quarter of fiscal 2006 compared to 21.2% of net sales in the third quarter of fiscal 2005. This improvement reflects a strengthening of gross margin at our retail superstores, reduced availability of repossessed homes at discounted prices and increased sales prices due to the pass through of higher raw material costs. In addition, gross margin for the third quarter of fiscal 2005 was reduced $2.7 million due to our closing 12 of our least productive sales centers and streamlining our retail operations. An increase in financial services revenue as described above accounts for a $0.6 million increase in gross profit for the financial services segment.
     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 21.2% in the third quarter of fiscal 2006 from 26.9% in the third quarter of fiscal 2005. Selling, general and administrative expenses decreased to $40.9 million in the quarter ended December 30, 2005 from $41.5 million in the quarter ended December 24, 2004. Selling, general and administrative expenses for factory-built housing decreased $1.2 million and were offset by an increase of $0.5 million for general corporate purposes and $0.1 million for financial services. Factory-built selling, general and administrative expenses decreased due to operating 11 fewer company-owned retail superstores and builder locations at December 30, 2005 compared to December 24, 2004 while general corporate expenses increased primarily due to increases in compensation-related expenses and sales incentives.
     Interest Expense. Interest expense increased 27.6% to $2.9 million in the third quarter of fiscal 2006 as compared to $2.3 million in the third quarter of fiscal 2005. This increase was primarily due to $1.3 million in interest expense related to the securitization offset by a $0.8 million decrease in interest expense on the warehouse revolving debt. The warehouse revolving debt interest decreased due to a significant decline in the warehouse revolving debt balance after $115.7 million of borrowings were repaid with proceeds from the securitization.
     Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) of limited partnership increased to $0.2 million of earnings in the third quarter of fiscal 2006 as compared to a loss of $0.7 million in the third quarter of fiscal 2005. This increase was due to a 51.7% increase in the number of loan originations from 2,726 in the third quarter of fiscal 2005 to 4,136 in the third quarter of fiscal 2006.
     Interest Income and Other. Interest income and other increased $0.5 million to $0.9 million in the third quarter of fiscal 2006 as compared to $0.4 in the third quarter of 2005. This increase resulted from increased interest and dividend income due to larger cash and cash equivalents and investments balances as well as higher interest rates.
Nine Months Ended December 30, 2005 Compared to Nine Months Ended December 24, 2004
     Net Sales. Net sales increased 14.6% to $530.4 million in the first nine months of fiscal 2006 from $462.8 million in the first nine months of fiscal 2005. Net sales for the factory-built housing segment increased $15.4 million due to selling 533 homes to FEMA and $50.2 million due to a 2.8% increase in new factory-built homes sold (excluding FEMA business) and an increase in the average selling price of manufactured and modular homes. The increase in homes sold, net of FEMA, stemmed from increased market share and the increase in average selling prices resulting from customers purchasing larger, more complex homes and the pass through of higher raw material costs. The average retail selling price of a new modular home increased 12.2% from $131,000 in the first nine months of fiscal 2005 to $147,000 in the first nine months of fiscal 2006 and the average wholesale selling price of a new modular home increased 5.6% from $71,000 in the first nine months of fiscal 2005 to $75,000 in the first nine months of fiscal 2006. Financial services revenue increased $1.9 million reflecting an increase in interest income resulting from an increase in consumer loans receivable from $127.9 million at December 24, 2004 to $154.1 million at December 30, 2005.
     Gross Profit. For the nine months ended December 30, 2005, gross profit as a percentage of net sales increased to 25.6%, or $135.7 million, from 25.0%, or $115.6 million, in the nine months ended December 24, 2004. Gross profit for the factory-built housing segment increased from 22.8% of net sales for the first nine months of fiscal 2005 to 23.5% for the first nine months of fiscal 2006. This improvement reflects a strengthening of gross margin at our retail superstores, reduced availability of repossessed homes at discounted prices and increased sales prices due to the pass through of higher raw material costs. In addition, gross margin for the first nine months of fiscal 2005 was reduced $2.7 million due to our closing 12 of our least productive sales centers and streamlining our retail operations. An increase in financial services revenue as described above accounts for a $1.5 million increase in gross profit for the financial services segment.
     Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.4% in the first nine months of fiscal 2006 from 25.7% in the first nine months of fiscal 2005. Selling, general and administrative expenses remained relatively flat at $119.0 million in the nine months ended December 24, 2004 compared to $118.9 million in the nine months ended December 30, 2005. Selling, general and administrative expenses for factory-built housing decreased $2.4 million and were offset by increases in selling, general and administrative expenses for general corporate purposes of $1.9 million and financial services of $0.4 million. The decrease in factory-built housing expenses is the result of operating 11 fewer company-owned retail superstores and builder locations at December 30, 2005 as compared to December 24, 2004. The increase in general corporate expenses is due primarily to increases in compensation-related costs, insurance premiums and sales incentives.
     Interest Expense. Interest expense increased 37.7% to $8.7 million for the nine months ended December 30, 2005 from $6.3 million for the nine months ended December 24, 2004. This increase was primarily due to $2.5 million in interest expense related to the securitization and $0.4 million in interest expense incurred on the $75.0 million convertible senior notes that were issued during the first quarter of fiscal 2005. The increase was offset by a $0.6 million decrease in interest expense on the warehouse revolving debt. The warehouse revolving debt interest decreased due to a significant decline in the warehouse revolving debt balance after $115.7 million of borrowings were repaid with proceeds from the securitization.
     Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) of limited partnership increased to earnings of $1.2 million in the first nine months of fiscal 2006 as compared to a loss of $0.5 million in the first nine months of fiscal 2005. This increase is primarily due to a 43.0% increase in the number of loan originations from 8,484 in the first nine months of fiscal 2005 to 12,136 in the first nine months of fiscal 2006.
     Interest Income and Other. Interest income and other increased $3.2 million to $3.8 million for the nine months ended December 30, 2005 as compared to $0.6 million for the nine months ended December 24, 2004. This increase was primarily due to income earned on a real estate investment totaling $1.5 million and increased interest income of $1.4 million in fiscal 2006. The increase in interest income was due to a larger cash and cash equivalents balance as well as higher interest rates.

Liquidity and Capital Resources
     Net cash used in operating activities decreased to $0.1 million in the first nine months of fiscal 2006 from $62.9 million in the first nine months of fiscal 2005. The decrease in net cash used in operating activities is due to higher profitability, less cash used for originating loans and management of our working capital. We managed our working capital through a decrease in days receivable outstanding, faster cash collections, which resulted from increased sales to independent retailers, increased customer deposits, as evidenced by our increase in backlog and traffic at our retail sales centers, and increases in our days payable outstanding and deferred revenue.
     Net cash used in investing activities increased to $6.2 million in the first nine months of fiscal 2006 as compared to $2.3 million in the first nine months of fiscal 2005. This increase is primarily due to the purchase of an additional $3.0 million of available-for-sale securities in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005.
     Net cash provided by financing activities totaled $20.0 million in the first nine months of fiscal 2006 compared to $38.9 million in the first nine months of fiscal 2005. In fiscal 2006, we issued $75.0 million in convertible senior notes and used a portion of the proceeds to reduce our floor plan payable, while in fiscal 2006, we completed our initial securitization by issuing bonds totaling $118.4 million and used a portion of the proceeds to reduce our warehouse revolving debt.
     We have an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (7.25% at December 30, 2005) or prime plus 1.0% to 3.0% for aged units, of which we had none as of December 30, 2005. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of December 30, 2005, we were in compliance with these provisions. Subsequent to December 30, 2005, we amended the agreement with the financial institution to revise one of these provisions, to change the interest rate to prime plus 0.6% and to extend the expiration of the agreement from May 25, 2007 to March 30, 2009. We had $25.2 million and $30.9 million outstanding under our floor plan credit facility at December 30, 2005 and March 25, 2005, respectively.
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
     On July 12, 2005, we, through our subsidiary CountryPlace, completed our initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling

$36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.
     CountryPlace has an agreement with a financial institution for a $200.0 million warehouse facility to fund chattel loans originated by Company-owned retail superstores, replacing its previous warehouse facility. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates on March 18, 2006, however amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. We anticipate that we will renew the facility with similar terms upon expiration in March 2006, although no assurances can be made that we will be successful in this regard. Simultaneously with the completion of the securitization, the warehouse facility was amended to increase the advance against the outstanding principal balance of eligible consumer loans receivable from 80% to 82% and to decrease the interest rate from LIBOR (4.4375% at December 30, 2005) plus 2.00% to LIBOR plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $22.8 million and $106.3 million as of December 30, 2005 and March 25, 2005, respectively. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of December 30, 2005, CountryPlace was in compliance with these requirements. In connection with the warehouse borrowing facility, we agreed to fund in cash to CountryPlace, a yield maintenance payment based on the number of loans funded and up to 30% of each loan loss incurred. During the first nine months of fiscal 2006, we funded $849,000 to CountryPlace as a yield maintenance payment and $300,000 for the loan losses incurred. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund 18% of any additional loan originations. Should CountryPlace increase its borrowings under the facility to the maximum $200.0 million, CountryPlace will have to originate an additional $82.7 million of new loans, of which $14.9 million will have to be funded through our operations.
     Upon completion of the securitization, CountryPlace extinguished its interest rate swap agreement on $75.0 million of its variable rate debt which it used to hedge against an increase in variable interest rates. The agreement previously fixed the interest rate on $75.0 million of CountryPlace’s variable rate, long-term warehouse revolving debt to 4.07% per annum. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in our consolidated statement of operations. During the nine months ended December 30, 2005, CountryPlace had no significant ineffectiveness. The fair value of the hedge upon its extinguishment in fiscal 2006 was immaterial.
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
     Our retail customers generally secure financing from third party lenders, which have been negatively affected by adverse loan experience. Conseco Finance Servicing Corp. and The Associates, which had provided financing for our customers, have withdrawn from the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as Fannie Mae, Freddie Mac and HUD, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Additionally, the manufactured housing portfolios of these agencies are somewhat unseasoned and if they do not perform, our results of operations could be adversely affected. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. Financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.
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
     In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the third quarter of fiscal 2006 and 2005, net losses incurred under these repurchase agreements totaled $71,000 and $92,000, respectively.
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
          In the third quarter of fiscal 2006, approximately 28% of our revenues were generated in Florida, approximately 17% of our revenues were generated in Texas and approximately 10% of our revenues were generated in Arizona. A decline in the demand for manufactured housing in these three states and/or a decline in the economies of these three states could have a material adverse effect on our results of operations.

We are a limited partner in BSM Financial, L.P. and if its business is adversely affected, our results of operations may also be adversely affected.
          We have an investment of approximately $5.4 million in a mortgage banking firm, BSM Financial L.P. (“BSM”). Through our investment as the sole limited partner in BSM, we offer conforming and non-conforming mortgages. As a limited partner, we do not have the legal authority to manage or control BSM’s operations. Therefore, if BSM’s operations are not financially successful or their portfolio does not perform as expected, our results of operations may also be adversely affected and we could lose some or all of our investment in BSM.
Item 3. Quantitive and Qualitative Disclosure About Market Risk
We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt, and our fixed rate convertible senior notes and loans receivable balances.
For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of December 30, 2005 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.5 million.
For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 30, 2005 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.7 million. This decrease in fair value is not linear to changes in interest rates and may or may not have any impact on the realizable amount of the receivables. For our fixed rate convertible senior notes and securitized borrowings, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes and securitized borrowings as of December 30, 2005 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $4.2 million.
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
During the fiscal quarter ended December 30, 2005, there were no changes to the internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: February 6, 2006	Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener Chairman of the Board and Chief Executive Officer