Form 10-K
period 2006-03-31
PALM HARBOR HOMES INC /FL/
filed 2006-06-07
CIK 923473

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 23, 2005, was $193,554,965 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market. As of May 30, 2006, 22,831,240 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to our Annual Meeting of Shareholders to be held July 26, 2006 are incorporated by reference in Part III.

PART I.

Item 1. Business

General

We were formed in 1977 and are one of the leading manufacturers and marketers of factory-built homes in the United States. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing as well as insurance. At March 31, 2006, we operated 18 manufacturing facilities in nine states that sell homes in 32 states through 116 of our company-owned retail superstores and builder locations and approximately 350 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace Mortgage, Ltd., we offer chattel and non-conforming land/home loans to purchasers of manufactured homes. Through our investment as the sole limited partner in BSM Financial L.P., we offer conforming and non-conforming mortgages. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized whereas the mortgages originated through BSM are immediately sold in traditional secondary markets. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty Company.

Beginning in 1999, the manufactured housing industry entered a cyclical downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. This is evidenced by a 58% decrease in industry-wide shipments of manufactured homes from calendar year 1999 to calendar year 2005. During this time, our manufactured housing shipments declined 49%.

With the manufactured housing industry not showing any signs of recovery, we decided to diversify our operations by entering the modular home business and acquired Nationwide Homes in June 2002. We have since added modular production to nine of our manufactured housing facilities. Industry-wide shipments of modular homes have increased 20% from calendar year 2002 to calendar year 2005. During this time, our modular home shipments increased 243%. Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” further explains the impacts of these conditions on our operating results.

In the second quarter of fiscal 2006, the Federal Emergency Management Agency (FEMA) contracted with various factory-built homebuilders to produce and deliver approximately 21,000 manufactured homes in connection with its Hurricane Katrina relief efforts. As a result of our contract with FEMA, we produced and delivered 583 homes totaling $15.9 million in net sales during fiscal 2006. Excluding the shipments to FEMA, manufactured housing industry shipments have been flat at a 44-year industry low for calendar years ended 2003, 2004 and 2005.

Factory-Built Operations

Our factory-built operations consist of the production and sale of manufactured homes and modular homes. Our manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (HUD regulations). Approximately 80% of the homes we produced in fiscal 2006, including 583 single-section homes sold to FEMA, were built to HUD regulations. The remaining 20% of homes we produced were modular homes, which are built in accordance with state or local building codes.

The following table sets forth the total factory-built homes sold as well as the number of manufacturing facilities we operated for the fiscal years indicated:

	Fiscal Year Ended
	March 31, 2006	March 25, 2005	March 26, 2004	March 28, 2003	March 29, 2002
Factory-built homes sold:
Single-section	1,015	355	474	727	1,473
Multi-section	6,282	6,211	6,780	7,280	8,465
Modular	1,614	1,382	962	670	—

Total factory-built homes sold	8,911	7,948	8,216	8,677	9,938

Operating manufacturing facilities (at end of fiscal year)	18	18	19	19	15

The principal materials used in the production of our factory-built homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. We believe that the materials used in the production of our factory-built homes are readily available from a wide variety of suppliers and the loss of any single supplier would not have a material adverse effect on our business. The two suppliers which accounted for more than 5% of our total purchases during the fiscal year ended March 31, 2006 represented 11.4% and 5.8%, respectively, of our total purchases during the fiscal year ended March 31, 2006. Prices of certain materials such as lumber, gypsum, steel and insulation can fluctuate significantly due to changes in supply and demand. Although we and others in the industry typically have been able to pass higher material costs on to the consumer through price increases, such increases typically lag the escalation of material costs. No assurances can be made that we will be able to pass these costs on in future years.

We received the 2006 Manufactured Housing Institute’s (MHI) National Industry Award for “Manufacturer of the Year” in April 2006. MHI is the national trade organization representing all segments of the manufactured and modular housing industry, including manufacturers, retailers, community owners, suppliers, financial institutions, state associations and developers. All MHI members were eligible to vote in the selection process, making this award one of the most prestigious honors bestowed in the industry.

Manufactured Homes

We manufacture single and multi-section manufactured homes under various brand names including Palm Harbor™, Masterpiece™, Keystone™, CountryPlace, River Bend and Windsor Homes™. Approximately 86% of the manufactured homes we produced in fiscal 2006 were multi-section as compared to 94% in fiscal 2005. Excluding the 583 single-section homes we produced for FEMA, 94% of the homes we produced in fiscal 2006 were multi-section. We offer over 600 floor plans, ranging in size from approximately 800 to 3,200 square feet. Approximately 90% of the manufactured homes we produce are structurally or decoratively customized to the homebuyer’s specifications. Although we produce a wide price range of manufactured homes, the average retail sales price (excluding land) of our manufactured homes was approximately $74,000 during fiscal 2006.

Our homes are manufactured in indoor facilities, which have approximately 100,000 square feet of floor space and employ an average of 230 associates who generally work one shift per day, five days per week. Construction of our homes is performed in stages using an assembly-line process. Each section is permanently attached to a steel support chassis, various components such as floors, interior and exterior walls and a roof are added and function testing is performed. We currently manufacture a typical manufactured home in approximately five days. Our facilities have the capacity to produce an aggregate of approximately 100 sections per day. The current rate of production is 65 sections per day.

Our typical manufactured home contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central air conditioning and heating, a range, refrigerator, carpeting and drapes. In addition, we offer optional amenities, including dishwashers, washers, dryers, furniture packages and specialty cabinets, as well as a wide range of colors, moldings and finishes. Optional features usually associated with site-built homes such as stone fireplaces, ceramic tile floors, showers and countertops, computer rooms, skylights, vaulted ceilings and whirlpool baths are also offered. We have a unique package of energy saving construction features referred to as “EnerGmiser™” which includes, among other things, additional insulation to reduce heating and cooling costs, which exceeds statutorily-mandated energy efficiency levels. We were recognized as a leader in energy-efficient construction when we received the 2006 Gold EnergyValue Housing Award in the factory-built home/hot climate category by the National Association of Home Builders Research Center.

We are constantly introducing new floor plans, decors, exteriors, features and accessories to appeal to changing trends in different regions of the country. Our manufactured homes are designed and copyrighted after extensive field research and consumer feedback. We have developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement.

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

Our backlog of manufactured housing orders as of May 30, 2006 was approximately $23.2 million, as compared to approximately $37.0 million as of June 2, 2005. Since retailers may cancel orders prior to production without penalty, we do not consider our order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the manufactured housing market, the level of backlog generally declines during the winter months.

Modular Homes

We manufacture modular homes through our wholly owned subsidiary, Nationwide Custom Homes, Inc. Nationwide operates two facilities in Martinsville, Virginia, one in Arabi, Georgia, and one in Siler City, North Carolina. In addition, nine of our manufactured housing facilities produce modular homes principally under the brand name Discovery Custom Homes. We produce a wide price range of modular homes with an average retail sales price (excluding land) of $149,000 during fiscal 2006.

Our modular homes include single story ranch homes, split-levels, cape cods and two and three story homes. Like a manufactured home, a typical modular home contains the standard rooms and features and offers optional amenities, decors, exteriors and floor plans.

Each modular home is assembled in sections. The process begins on a production line where a team of assemblers creates the floor and walls of the house. The section is then wheeled down a tracked path where various stages of finish are performed and components are added—from wiring and insulation early in the process to fixtures and floor coverings just prior to shipping. Modular homes are typically completed in one to two weeks.

The homes are shipped directly off the manufacturing line to the customer’s site. Once on site, the homes are typically crane set on the foundation, the roof is raised and the final seam of roof shingles along the ridges of the roofline is applied.

We have won various awards for our modular product during the past year including a design award from the National Modular Housing Council for “Best Modular Home (over 1,800 square feet)—Production Category” for our Cambria model and the Ohio Manufactured Housing Association Award for Outstanding Modular Manufacturer of the Year for enhancing the image of the manufactured and modular homes industry through outstanding customer service and business practices.

Our backlog of modular orders as of May 30, 2006, was approximately $54.9 million, as compared to approximately $47.1 million as of June 2, 2005.

Retail

Our homes are sold through a distribution network consisting of retail superstores we own and independent dealers, builders and developers. We had a shift in our distribution network from 71% to 60% to 50% of our homes being sold by our company-owned superstores and builder locations from fiscal 2004 to fiscal 2005 to fiscal 2006, respectively. Excluding the 583 homes sold to FEMA in fiscal 2006, 54% of our homes were sold by our company-owned superstores and builder locations. As we have executed our planned strategy of increasing sales of our modular homes, the percentage of homes sold to independent dealers, builders and developers has increased. The following table sets forth the number of homes we sold through each of these distribution channels, as well as the number of company-owned retail superstores and independent dealers, builders and developers during the past three fiscal years:

	March 31, 2006	March 25, 2005	March 26, 2004
Factory-built homes sold by:
Company-owned superstores and builder locations	4,471	4,762	5,846
Independent dealers, builders and developers (1)	4,440	3,186	2,370

Total	8,911	7,948	8,216

Number of:
Company-owned superstores and builder locations	116	121	149
Independent dealers, builders and developers	350	375	275

Total	466	496	424

(1)	Includes 583 homes sold to FEMA in fiscal 2006.

We first established company-owned retail superstores in 1992 and currently have 112 superstores in 19 states. A typical retail superstore consists of a sales office, which is a manufactured home, and factory-built model homes of various sizes, floor plans, features and prices. Currently, 78 of our retail superstores have modular model homes on display and many of our retail superstores also sell used and repossessed homes. Customers may purchase one of the model homes or may order a home that will be built at one of our manufacturing facilities and customized to meet their needs.

Through Nationwide, we have four builder locations in Virginia and North Carolina. Our typical builder location consists of a modular model home which serves as a sales office.

Our independent retailer network principally consists of local dealers and builders that market land/home packages and developers of communities. No single independent retailer accounted for 5% or more of our net sales during fiscal 2006, 2005 or 2004.

Independent Builders and Developers

Approximately 53% of the modular homes we sold in fiscal 2006 were sold through Nationwide’s independent distribution network, which consists of approximately 135 local builders and developers with whom we have developed relationships through direct marketing, trade shows, the Internet and referrals. Nationwide transports the home to the builder’s/developer’s site and the builder/developer contracts crews to lift the home with a crane onto its foundation and subsequently perform the finish-out services. Modular homes typically require a larger amount of work to be done on-site to complete the production of the homes. Currently nine of our manufactured housing facilities also build modular homes and sell homes directly to builders and developers. Approximately 13% of the modular homes we sold in fiscal 2006 were sold from these nine facilities directly to builders and developers.

General Contractors

During fiscal 2005, we began to serve as a general contractor for both manufactured and modular homes with respect to virtually all aspects of the sale and construction process in certain regions of the country. This could include foundation work, driveways, landscape installations and other amenities the customer requests in addition to the home. We anticipate expanding this role to additional geographic regions in future periods. During fiscal year 2006, we completed 517 jobs for our company-owned superstores and builder locations and 352 for independent dealers, builders and developers.

Markets Served

During the fiscal year ended March 31, 2006, the percentage of our revenues by region was as follows:

Region	Primary States	Percentage of Revenue by Region
Southeast	Florida, North Carolina, Alabama, Georgia, South Carolina, Mississippi, Tennessee, Virginia, West Virginia, Maryland, Connecticut, Delaware	47.8%
Central	Texas, Oklahoma, Arkansas, Louisiana	22.5
West	New Mexico, Arizona, California, Colorado, Oregon, Washington, Montana, Nevada, Idaho	27.6
Midwest	Ohio, Michigan, Indiana, Kentucky, Illinois, Pennsylvania, Missouri	2.1

		100%

The two states which accounted for greater than 10% of our revenues were Florida and Texas with 27.4% and 19.7%, respectively, of total revenues.

Factory-built housing, which consists of manufactured housing and modular housing, is a regional business and the primary geographic market is within a 250-mile radius for a manufactured housing facility and within a one to two day drive for a modular housing facility. Each of our manufactured housing facilities typically serves 25 to 100 retailers, and the facility sales staff maintains personal contact with each retailer, whether company-owned or independent. Our decentralized operations allow us to be more responsive in addressing regional customer preferences of product innovation and home design.

Consumer Financing

We maintain relationships with conventional lenders who provide two basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved and land/home and mortgage loans which finance the land, home and all improvements on the property. There are two types of mortgage loans—conforming and non-conforming. Conforming loans conform to FHA, VA, Freddie Mac and Fannie Mae standards. Generally, the type of required foundations installed must conform to Federal requirements and the borrower must meet certain criteria. Non-conforming loans are financed by a major bank or lending institution which does not require a specific foundation type and have more flexible criteria. Beginning in fiscal 2000 and continuing through fiscal 2006, many consumer lenders have tightened credit-underwriting standards which has resulted in reduced lending volumes and lower sales volumes of manufactured homes.

Some of our customers obtain third-party construction financing, which allows for progress payments to be made to us at periodic intervals during the manufacturing, sale and closing process. This type of financing is primarily available to those customers obtaining land/home and mortgage loans, which finance the land, home and improvements of a piece of real property. Such third-party construction financing through our customers is generally more advantageous to us in that the cash is received earlier and can be used for various corporate purposes.

In addition, we provide financing to our customers on competitive terms through our 80% owned subsidiary, CountryPlace, and our investment as the sole limited partner in BSM. Through CountryPlace, we offer customary chattel loans and non-conforming land/home loans for manufactured homes. Through BSM, we offer conforming and non-conforming mortgage financing for both modular and manufactured homes. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized whereas the mortgages originated through BSM are immediately sold in traditional secondary markets. We believe that providing these financing alternatives to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with an additional source of earnings.

Insurance

We offer property and casualty insurance as well as extended warranties for owners of manufactured homes through our subsidiary, Standard Casualty. During fiscal 2006, 58% and 90% of homeowners who purchased a home through our own retail superstores purchased property and casualty insurance and extended warranties, respectively. At the end of fiscal 2006, Standard Casualty had approximately 10,500 policies in force.

Wholesale Financing

In accordance with factory-built housing industry practice, substantially all retailers finance a portion of their purchases of manufactured homes through wholesale “floor plan” financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the retailer customarily requires us to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the retailer and under certain other circumstances, to repurchase the financed home at declining prices over the term of the repurchase agreement (which generally ranges from 12 to 18 months). The price at which we may be obligated to repurchase a home under these agreements is based upon our original invoice price plus certain administrative and shipping expenses. Our obligation under these repurchase agreements ceases upon the purchase of the home by the retail customer.

The risk of loss under such repurchase agreements is mitigated by the fact that (i) approximately 50% of our homes are sold to independent dealers, builders and developers; (ii) a majority of the homes we sell to independent dealers, builders and developers are pre-sold to specific retail customers; (iii) we monitor each dealer’s, builder’s and retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of dealers, builders and developers; (v) none of our independent dealers, builders and developers accounted for more than 5% of our net sales in fiscal 2006; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. We estimate that our potential obligations under such repurchase agreements were approximately $25.7 million as of March 31, 2006. During the fiscal years ended March 31, 2006, March 25, 2005 and March 26, 2004, we incurred losses under these repurchase agreements totaling $157,000, $65,000 and $6,000, respectively.

Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants through fiscal 2006. During this time, several major floor plan lenders have exited the wholesale financing business and a number of regional banks have either entered the retail financing business or increased their lending volumes.

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured and modular homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums. The efficiency of the assembly-line process, protection from the weather and nationwide purchasing power enable us to produce a home in approximately one to two weeks and typically at a lower cost than a conventional site-built home of similar quality. We do not view any of our competitors as being dominant in the industry, although some of our competitors possess substantially greater manufacturing, distribution and marketing resources than us.

Although many lenders to the factory-built housing industry have reduced their volume or gone out of business, there are still competitors to CountryPlace and BSM in the markets where we do business. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks. None of these competitors is considered to be dominant or to have a material impact on the financing opportunities at CountryPlace or BSM.

Business Segment Information

We operate principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. See Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2006, 2005 and 2004.

Government Regulation

Our factory-built homes are subject to a number of federal, state and local laws, codes and regulations. Construction of our manufactured homes is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974, as amended (the Home Construction Act). In 1976, the Department of Housing and Urban Development (HUD) issued regulations under the Home Construction Act establishing comprehensive national construction standards. The HUD regulations, known collectively as the Federal Manufactured Home Construction and Safety Standards, cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulations on such matters, and are subject to continual change. Our manufacturing facilities and the plans and specifications of our manufactured homes have been approved by a HUD-certified inspection agency. Further, an independent HUD-certified third-party inspector regularly reviews our manufactured homes for compliance with the HUD regulations during construction. Failure to comply with applicable HUD regulations could expose us to a wide variety of sanctions, including mandated closings of our manufacturing facilities. We believe our manufactured homes meet or surpass all present HUD requirements. Our modular homes are subject to state and/or local codes with certification and regulation and we believe our modular homes meet all state and/or local codes.

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

Associates

As of March 31, 2006, we had approximately 5,000 associates. All of our associates are non-union. We have not experienced any labor-related work stoppages and believe that our relationship with our associates is good.

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

Item 1A. Risk Factors

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

Our retail customers generally secure financing from third party lenders, which have been negatively affected by adverse loan experience. Several major lenders, which had previously provided financing for our customers, have withdrawn from the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. Financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

If CountryPlace is unable to adequately and timely service its loans, it may adversely affect its results of operations.

Although CountryPlace has originated loans since 1995, it has limited loan servicing and collections experience. In 2002, it implemented new systems to service and collect the portfolio of loans it originates. The management of CountryPlace has industry experience in managing, servicing and collecting loan portfolios; however, many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. If there is a substantial increase in the delinquency rate that results from improper servicing or loan performance, the profitability and cash flow from the loan portfolio could adversely affect CountryPlace’s ability to continue to securitize its loans.

If CountryPlace’s customers are unable to repay their loans, CountryPlace may be adversely affected.

CountryPlace makes loans to borrowers that it believes are creditworthy based on its credit guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to:

•	national, regional and local economic conditions;

•	changes or continued weakness in specific industry segments;

•	natural hazard risks affecting the region in which the borrower resides;

•	employment, financial or life circumstances; and

•	rising energy costs.

If customers do not repay their loans, the profitability and cash flow from the loan portfolio could adversely affect CountryPlace’s ability to continue to securitize its loans.

If CountryPlace is unable to continue to securitize its loans, it will be required to seek other sources of long-term funding, which funding may not be available.

The loans that are originated by CountryPlace are funded with proceeds from its warehouse borrowing facility and borrowings from us. On July 12, 2005, CountryPlace successfully completed its initial securitization for approximately $141.0 million of loans which were funded by issuing bonds totaling approximately $118.4 million. We anticipate CountryPlace will continue to securitize its loans as a primary source of funding. The proceeds from future securitizations will be used to repay any borrowings from the warehouse facility and from us, as well as to originate new loans. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. Although the asset-backed securitization market for manufactured housing lenders has improved slightly in the past year in terms of access to the markets, as well as pricing and credit enhancement levels, poor performance of any loans we may securitize in the future could harm our future access to the securitization market. If CountryPlace is unable to continue to securitize its loans on terms that are economical, or if there is a decline in the securitization market for manufactured housing loans, and if CountryPlace is unable to obtain additional sources of long-term funding, it could have a material adverse effect on our results of operations, financial condition and business prospects.

Increased prices and unavailability of raw materials could have a material adverse effect on us.

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2006, 2005, and 2004 we experienced an increase in the average prices of our raw materials of 5%, 6% and 14%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Many of the most important raw materials used in our operations have experienced significant price fluctuations in the past three fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

In accordance with customary practice in the factory-built housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent dealer, builder or developer in its obligation to these credit sources, to repurchase factory-built homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased home can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of factory-built homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with independent dealers, builders and developers could result in defaults by independent dealers, builders and developers and consequently repurchase obligations on our part may be higher than has historically been the case. During fiscal 2006, 2005 and 2004, our losses incurred under these repurchase agreements totaled $157,000, $65,000 and $6,000, respectively.

We are dependent on our principal executive officer and the loss of his service could adversely affect us.

We are dependent to a significant extent upon the efforts of our principal executive officer, Larry H. Keener, Chairman and Chief Executive Officer. The loss of the services of our principal executive officer could have a material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.

We are controlled by two shareholders, who may determine the outcome of all elections.

Approximately 52% of our outstanding common stock is beneficially owned or controlled by our Chairman Emeritus, Lee Posey and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

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

If our retail customers are unable to obtain insurance for factory-built homes, our sales volume and results of operations may be adversely affected.

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In fiscal 2006, 27.4% of our revenues were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

Our business is highly cyclical and there may be significant fluctuations in our quarterly results.

The factory-built housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

•	access to capital markets;

•	the level and stability of interest rates;

•	unemployment trends;

•	the availability of retail financing;

•	the availability of wholesale financing;

•	the availability of homeowners’ insurance in coastal markets;

•	housing supply and demand;

•	industry availability of used or repossessed manufactured homes;

•	international tensions and hostilities;

•	levels of consumer confidence;

•	inventory levels;

•	severe weather conditions;

•	regulatory and zoning matters; and

•	changes in general economic conditions.

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

In fiscal 2006, 27.4% of our revenues were generated in Florida and 19.7% of our revenues were generated in Texas. A decline in the demand for factory-built housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.

We are a limited partner in BSM Financial, L.P. and if its business is adversely affected, our results of operations may also be adversely affected.

We have an investment of approximately $4.7 million in a mortgage banking firm, BSM Financial L.P. Through our investment as the sole limited partner in BSM, we offer conforming and non-conforming mortgages. As a limited partner, we do not have the legal authority to manage or control BSM’s operations. Therefore, if BSM’s operations are not financially successful or their portfolio does not perform as expected, our results of operations may also be adversely affected and we could lose some or all of our investment in BSM.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently own or lease properties at 20 manufacturing facilities in nine states. We own substantially all of our machinery and equipment. We believe our facilities are adequately maintained and suitable for the purposes for which they are used. Our current utilization rate at our manufacturing facilities is approximately 71%. The following table sets forth certain information with respect to properties at our manufacturing facilities:

State	City	Commencement of Production	Owned/Leased	Approximate Square Feet
Alabama	Boaz	1986 1993	Leased Leased	97,683 75,164	(1)

Arizona	Tempe Casa Grande	1978 1997	Owned Owned	103,500 90,000

Florida	Plant City	1981 1985	Owned Owned	93,600 87,200

Georgia	Arabi LaGrange	1999 1996	Owned Owned	97,970 200,000

North Carolina	Albemarle Siler City	1994 1988 1996	Owned Owned Leased	112,700 91,200 40,000

Ohio	Sabina	1988	Owned	85,000

Oregon	Millersburg	1995	Owned	168,650

Texas	Austin Burleson Fort Worth Buda	1981 1992 1993 1993 1994	Owned Owned Owned Owned Owned	103,800 77,000 94,300 121,300 88,275

Virginia	Martinsville	1969 1972 1974 1996	Owned Owned Owned Owned	43,505 148,346 56,593 75,262	(1)

(1)	Production line was idled as of March 31, 2006.

In addition to our production facilities, we currently own 38 properties upon which 29 of our active retail superstores are located. We also lease approximately 48,000 square feet of office space in Addison, Texas for our corporate headquarters. Our corporate headquarters lease expires in 2013.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

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

Fiscal 2006	High	Low
First Quarter	$19.35	$15.28
Second Quarter	20.81	16.87
Third Quarter	20.00	17.17
Fourth Quarter	21.66	18.34

Fiscal 2005	High	Low
First Quarter	$24.07	$17.09
Second Quarter	17.93	14.94
Third Quarter	17.55	14.03
Fourth Quarter	16.91	13.93

On May 30, 2006, the last reported sale price of our common stock on the Nasdaq Stock Market was $19.56. As of May 30, 2006, there were approximately 640 record holders of our common stock, and approximately 3,300 holders of the common stock overall based on an estimate of the number of individual participants represented by security position listings.

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

Item 6. Selected Financial Data

The following table sets forth selected financial information regarding our financial position and operating results which has been extracted from our audited financial statements for the five fiscal years ended March 31, 2006. The information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes in Item 8 of this report.

	Fiscal Year Ended
	March 31, 2006 (53 weeks)	March 25, 2005 (52 weeks)	March 26, 2004 (52 weeks)	March 28, 2003(2) (52 weeks)	March 29, 2002 (52 weeks)
	(In thousands, except per share data)
Statements of Operations:
Net sales	$710,635	$610,538	$578,465	$573,130	$627,380
Cost of sales	525,023	455,960	427,826	408,725	426,356

Gross profit	185,612	154,578	150,639	164,405	201,024
Selling, general and administrative expenses	161,154	154,931	157,414	157,474	168,171

Income (loss) from operations	24,458	(353)	(6,775)	6,931	32,853
Interest expense	(11,739)	(8,990)	(5,566)	(6,676)	(8,377)
Equity in earnings (loss) of limited partnership	574	(763)	1,848	3,416	—
Interest income and other	5,007	4,165	1,440	1,458	6,450

Income (loss) before income taxes	18,300	(5,941)	(9,053)	5,129	30,926
Income tax benefit (expense)	(7,186)	2,118	3,036	(1,908)	(11,478)

Net income (loss)	$11,114	$(3,823)	$(6,017)	$3,221	$19,448

Net income (loss) per common share—basic and diluted	$0.49	$(0.17)	$(0.26)	$0.14	$0.85

Weighted average common shares outstanding—basic and diluted	22,831	22,832	22,857	22,913	22,820

Operating Data:
Number of new factory-built homes sold	8,911	7,948	8,216	8,677	9,938
Multi-section manufactured homes sold as a percentage of total manufactured homes sold	86%	95%	93%	91%	85%
Modular homes sold as a percentage of total factory-built homes sold	18%	17%	12%	8%	—
Number of manufacturing facilities (1)	18	18	19	19	15
Number of company-owned superstores (1)	112	117	144	153	151
Number of company-owned builder locations (1)	4	4	5	5	—

Balance Sheet Data (1):
Total assets	$654,051	$571,980	$521,822	$482,567	$473,271
Convertible senior notes	75,000	75,000	—	—	—
Warehouse revolving debt	37,413	106,298	74,071	15,135	—
Securitized financing	105,379	—	—	—	—
Bonds payable	—	—	2,377	2,567	2,742
Shareholders’ equity	263,024	252,907	256,053	260,174	256,657

(1)	As of the end of the applicable period.
(2)	On June 7, 2002, we acquired Nationwide Custom Homes, Inc., a manufacturer and marketer of modular homes. Nationwide contributed $51.2 million in revenues and $4.3 million in income from operations in fiscal 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of March 31, 2006, we operated 18 manufacturing facilities that sell homes through 116 company-owned retail superstores and builder locations and approximately 350 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home loans to purchasers of manufactured homes. Through our investment as the 50% sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized whereas the mortgages originated through BSM are immediately sold in traditional secondary markets. We also provide property and casualty insurance for owners of manufactured homes through our wholly-owned subsidiary, Standard Casualty.

During the second quarter of fiscal 2006, the Federal Emergency Management Agency (“FEMA”) contracted with Palm Harbor to purchase all of our retail inventory of single-section homes at wholesale prices. Additionally, we received a purchase order from FEMA to produce and deliver 400 single-section housing units by December 1, 2005. As of March 31, 2006, we had shipped 583 homes totaling $15.9 million in net sales to FEMA.

On July 12, 2005, through our subsidiary CountryPlace, we successfully completed our initial securitization for approximately $141.0 million of loans, which were funded by issuing bonds totaling approximately $118.4 million. The assets are chattel loans originated by company-owned retail locations with the collateral being primarily Palm Harbor manufactured homes built in company-owned factories. See “Liquidity and Capital Resources” for further details on this transaction.

The securitization completes another step towards our strategy of expanding our consumer financing capabilities through CountryPlace and our partnership in BSM. During fiscal 2006, CountryPlace originated 824 loans and BSM originated 15,722 mortgages, 912 of which were for Palm Harbor customers. For fiscal 2006, 41% of our retail customers were financed by either CountryPlace or BSM.

During fiscal 2005, we began to serve as a general contractor for both manufactured and modular homes with respect to virtually all aspects of the sale and construction process in certain regions of the country. This could include foundation work, driveways, landscape installations and other amenities the customer requests in addition to the home. We anticipate expanding this role to additional geographic regions in future periods. During fiscal year 2006, we completed 517 jobs for our company-owned superstores and builder locations and 352 for independent dealers, builders and developers.

While the manufactured housing industry is still in a downturn as a result of the tightening of credit standards that began in 1999, the modular housing industry has many growth opportunities. The modular buyer is typically attracted from the site-built market, rather than the manufactured housing market and therefore has more financing alternatives available to them. There are also more opportunities to vary the exterior look of the house with modular homes as the state and local codes are less restricting than HUD code. Also, modular homes have more options for placement of the home.

Our modular products continued to gain momentum during fiscal 2006 due to the favorable response from dealers and builders. Revenues from our modular products were up approximately 33 percent from fiscal 2005 and now account for over 23 percent of our recurring revenues. We expect this percentage to increase in future quarters.

Results of Operations

The following table sets forth certain items of our Statement of Operations as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	March 31, 2006	March 25, 2005	March 26, 2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.9	74.7	74.0

Gross profit	26.1	25.3	26.0
Selling, general and administrative expenses	22.7	25.4	27.2

Income (loss) from operations	3.4	(0.1)	(1.2)
Interest expense	(1.6)	(1.5)	(1.0)
Equity in earnings (loss) of limited partnership	0.1	(0.1)	0.3
Interest income and other	0.7	0.7	0.3

Income (loss) before income taxes	2.6	(1.0)	(1.6)

Income tax benefit (expense)	(1.0)	0.4	0.6

Net income (loss)	1.6%	(0.6)%	(1.0)%

The following table summarizes certain key sales statistics as of and for the period indicated.

	Fiscal Year Ended
	March 31, 2006	March 25, 2005	March 26, 2004
Homes sold through company-owned retail superstores and builder locations	4,471	4,762	5,846
Homes sold to independent dealers, builders and developers	4,440	3,186	2,370
Total new factory-built homes sold	8,911	7,948	8,216
Average new manufactured home price—retail	$74,000	$73,000	$68,000
Average new manufactured home price—wholesale	$61,000	$55,000	$46,000
Average new modular home price—retail	$149,000	$135,000	$146,000
Average new modular home price—wholesale	$77,000	$71,000	$67,000
Number of company-owned retail superstores at end of period	112	117	144
Number of company-owned builder locations at end of period	4	4	5

The Company’s fiscal year ends on the last Friday in March. Fiscal year 2006 was comprised of 53 weeks while fiscal years 2005 and 2004 were each comprised of 52 weeks. As a result, there was an approximately 1.9% increase in each of the categories discussed below in the “2006 compared to 2005” section of our results of operations. As this change impacted all the income statement categories in a reasonably consistent manner, no separate discussion of this factor is included in this section, unless the impact of the applicable category varied from the increase described above.

2006 Compared to 2005

Net Sales. Net sales increased 16.4% to $710.6 million in fiscal 2006 from $610.5 million in fiscal 2005. Net sales for the factory-built housing segment increased $15.9 million due to selling 583 homes to FEMA and $80.5 million due to a 4.8% increase in new factory-built homes sold (excluding the 583 homes sold to FEMA), a shift in product mix to modular homes (23.5% of total factory-built revenues, excluding the $15.9 million of net sales to FEMA, in fiscal 2006 as compared to 20.1% in fiscal 2005) and an increase in the average selling price of new manufactured and modular homes. The 4.8% increase in homes sold stemmed from increased market share and the increase in average selling prices resulted from customers purchasing larger, more complex homes as well as the pass through of higher raw material costs. The average retail selling price of a new modular home increased 10.4% (from $135,000 in fiscal 2005 to $149,000 in fiscal 2006), the average wholesale selling price of a new modular home increased 8.5% (from $71,000 in fiscal 2005 to $77,000 in fiscal 2006) and the average wholesale selling price of a new manufactured home increased 10.9% (from $55,000 in fiscal 2005 to $61,000 in fiscal 2006). Financial services revenue increased $3.7 million reflecting an increase in interest income at CountryPlace resulting from an increase in consumer loans receivable from $132.4 million at the end of fiscal 2005 to $163.1 million at the end of fiscal 2006.

Gross Profit. In fiscal 2006, gross profit as a percentage of net sales increased to 26.1%, or $185.6 million, from 25.3%, or $134.5 million, in fiscal 2005. Gross profit for the factory-built housing segment increased $28.1 million from 23.1% of net sales in fiscal 2005 to 23.9% of net sales in fiscal 2006. This improvement reflects a strengthening of gross margin at our retail superstores, reduced availability of repossessed homes at discounted prices and increased sales prices due to customers purchasing larger, more complex homes and our ability to pass through higher raw material costs. In addition, gross margin for fiscal 2005 was reduced $2.7 million due to our closing 12 of our least productive sales centers and streamlining our retail operations. We were able to increase gross margin despite a decline in the internalization rate from 60% in fiscal 2005 to 50% in fiscal 2006. Gross profit for the financial services segment increased $2.9 million due to the increase in net sales as explained above.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.7% in fiscal 2006 from 25.4% in fiscal 2005. Selling, general and administrative expenses increased to $161.2 million in fiscal 2006 from $154.9 million in fiscal 2005. Selling, general and administrative expenses increased $3.5 million for general corporate purposes, $1.9 million for factory-built housing and $0.8 million for financial services. The increase in general corporate expenses is due primarily to increases in incentive based compensation as we return to profitability and the increase in factory-built housing expenses is due primarily to costs associated with our site construction operations, costs related to hiring IT consultants as we make system enhancements and an increase in incentive based compensation as we return to profitability offset by a reduction in expenses resulting from operating fewer company-owned retail superstores in fiscal 2006 as compared to fiscal 2005 (average number of open stores was 114 in fiscal 2006 compared to 130 in fiscal 2005).

Interest Expense. Interest expense increased 30.6% to $11.7 million in fiscal 2006 as compared to $9.0 million in fiscal 2005. This increase was primarily due to a $3.7 million increase in fiscal 2006 of interest expense incurred on the securitized loans offset by a $1.3 million decrease in interest expense incurred on the warehouse revolving debt. The warehouse revolving debt interest decreased due to a significant decline in the warehouse revolving debt balance after $115.7 million of borrowings were repaid with proceeds from the securitization.

Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) of limited partnership increased to $0.6 million of earnings in fiscal 2006 as compared to a $0.8 million loss in fiscal 2005. This increase is primarily due to our share of BSM earnings increasing due to total originations of 15,722 in fiscal 2006 compared to 10,695 in fiscal 2005.

Interest Income and Other. Interest income and other increased 20.2% to $5.0 million in fiscal 2006 as compared to $4.2 million in fiscal 2005 primarily due to a $2.2 million increase in interest and dividend income earned on larger cash and cash equivalents and available-for-sale investment balances as well as higher interest rates, offset by a $1.6 million decrease in income earned on a real estate investment.

Income tax benefit (expense). Income tax expense increased to $7.2 million in fiscal 2006 as compared to a benefit of $2.1 million in fiscal 2005. This increase is the result of pretax earnings of $18.3 million in fiscal 2006 versus a pretax loss of $5.9 million in fiscal 2005. The effective tax rate was 39.3% in fiscal 2006 compared to a credit of 35.6% in fiscal 2005.

2005 Compared to 2004

Net Sales. Net sales increased 5.5% to $610.5 million in fiscal 2005 from $578.5 million in fiscal 2004. Net sales for the factory-built housing segment increased $25.6 million primarily due to a shift in product mix to modular homes which have a higher average selling price than manufactured homes ($135,000 for modular homes compared to $73,000 for manufactured homes). The number of modular homes sold during fiscal 2005 increased 43.7% compared to fiscal 2004 and comprised 17.4% of total factory-built home sales in fiscal 2005 versus 11.7% in fiscal 2004. Financial services revenue increased $6.5 million reflecting an increase in the number of renewals of insurance policies at Standard Casualty and an increase in interest income at CountryPlace resulting from an increase in consumer loans receivable from $96.7 million at the end of fiscal 2004 to $132.4 million at the end of fiscal 2005.

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

Interest Income and Other. Interest income and other increased 189.2% to $4.2 million in fiscal 2005 as compared to $1.4 million in fiscal 2004 primarily due to a $2.8 million increase in income earned on a real estate investment.

Liquidity and Capital Resources

Cash and cash equivalents totaled $73.4 million at March 31, 2006, up from $46.2 million at March 25, 2005. During fiscal 2006, net cash used in operating activities totaled $11.6 million and consisted of $59.2 million used for originating loans at CountryPlace and $21.1 million used to increase inventory as the pipeline of customer sold, but undelivered homes increased, offset by $21.9 million provided by principal payments on loans originated, and $28.2 million provided by an increase in accounts payable and accrued liabilities, resulting from increased customer deposits, as evidenced by our increase in backlog and traffic at our retail sales centers, and increases in our days payable outstanding and deferred revenue. Net cash used in investing activities consisted of $1.4 million used for net purchases of property, plant and equipment and $3.2 million of net purchases of investments by Standard Casualty. Net proceeds from the securitized financing of $117.8 million and net proceeds on floor plan liabilities of $7.0 million were offset by net payments on the warehouse facility of $68.9 million and payments on securitized financing of $12.4 million to contribute to the $43.5 million in net cash provided by financing activities.

We have an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (7.75% at March 31, 2006) or prime plus 1.0% to 3.0% for aged units, of which we have none as of March 31, 2006. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of March 31, 2006, we were in compliance with these provisions. During the fourth quarter of fiscal 2006, we amended the agreement with the financial institution to revise the minimum tangible net worth provision for fiscal 2006, to change the interest rate to prime plus 0.6% and to extend the expiration of the agreement from May 25, 2007 to March 30, 2009. We had $37.9 million and $30.9 million outstanding under these floor plan credit facilities at March 31, 2006 and March 25, 2005, respectively.

On May 5, 2004, we issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of our common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2006, 2005 and 2004, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

On July 12, 2005, our 80% owned subsidiary CountryPlace, completed its initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

CountryPlace has an agreement with a financial institution for a warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates March 16, 2007; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. Upon renewal on March 17, 2006, the warehouse facility was amended to reduce the maximum borrowing amount from $200.0 million to $125.0 million, increase the advance against the outstanding principle balance of eligible consumer loan receivables to 88%, and to provide for draws at an 80% advance rate against land-home loans in various stages of completion. The interest rate remains LIBOR plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $37.4 million as of March 31, 2006 and $106.3 million as of March 25, 2005. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholders equity for CountryPlace and a minimum capitalization for CountryPlace, which is customary in the industry. As of March 31, 2006, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $125.0 million, CountryPlace would have to originate an additional $100.4 million of new loans, of which $12.9 million would have to be funded through our operations.

Upon completion of the securitization, CountryPlace extinguished its interest rate swap agreement on $75.0 million of its variable rate debt which was used to hedge against an increase in variable interest rates. The agreement previously fixed the interest rate on $75.0 million of CountryPlace’s variable rate, long-term warehouse revolving debt to 4.07% per annum. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in our consolidated statement of operations. During fiscal 2006 and 2005, CountryPlace had no significant ineffectiveness. The fair value of the hedge upon its extinguishment in fiscal 2006 was immaterial.

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

Loan Portfolio

Prior to the third quarter of 2003, CountryPlace originated loans and immediately sold them to other lenders. During the third quarter of 2003, we executed our planned strategy and expanded CountryPlace into a full service chattel lender with originating, servicing and securitization capabilities. In the first quarter of fiscal 2006, CountryPlace completed its initial securitization for $141.0 million of loans. As a result of the expansion, our loan portfolio has grown at an annual rate of 200.9%, 36.9% and 23.2% in fiscal 2004, 2005 and 2006, respectively, reflecting the build-up of our lending operations.

All loan contracts are fixed rate, simple interest contracts and have monthly scheduled payments of principal and interest. The scheduled payments for each simple interest contract would, if made on their respective due dates, result in a nearly full amortization of the contract. The loan contracts have the following maturities as of March 31, 2006: $0.1 million are due in less than one year, $0.3 million are due between one and five years and $175.3 million are due after five years.

Non-performing loan contracts include non-accrual loan contracts and foreclosed assets held for resale. Loan contracts are placed in non-accrual status when CountryPlace determines that foreclosure is imminent as a result of a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. As of March 31, 2006 and March 25, 2005, CountryPlace had non-performing loans totaling $2.1 million and $1.5 million, respectively. As of March 31, 2006 and March 25, 2005, CountryPlace also had $0.7 million and $0.4 million, respectively, of accruing loans past due 90 days or more.

CountryPlace occasionally restructures troubled loan contracts by deferring or waiving all or part of interest, principal, tax escrow, insurance premium, fees, or other amounts owed to them by their customers. CountryPlace’s policies and guidelines, as well as certain contractual obligations in their securitization transaction, limit the number and the frequency of deferments and waivers that may be granted. A loan contract for which delinquent payments are deferred is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Loan contracts subject to a payment deferral, as a percentage of the number outstanding loan contracts, were as follows:

	March 31, 2006	March 25, 2005
Number of outstanding loan contracts	2,917	2,426
Percentage of loans with deferred payments	0.7%	0.0%

The deferrals in fiscal year 2006 are a direct result of hurricanes Katrina and Rita.

The loan contracts are principally secured by factory-built homes that are geographically concentrated in Texas. Approximately 46.0% and 45.7% of the principal balance of the loan contracts receivable as of March 31, 2006 and March 25, 2005, respectively, were secured by collateral located in Texas. If Texas experiences weaker economic conditions, greater rates of decline in manufactured home values, greater rates of decline in real estate values, or natural disasters than the United States generally, then the loan contracts may experience higher rates of delinquencies, default and foreclosure losses than manufactured homes that are more geographically dispersed. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date. No other states had concentrations in excess of 10% of the loan contracts receivable balance as of March 31, 2006 or March 25, 2005.

Contractual Obligations (dollars in thousands)

The following tables summarize our contractual obligations, including interest, at March 31, 2006. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Floor plan payable (1)	$41,073	$41,073	$—	$—	$—
Debt obligations
Warehouse revolving debt (1)	39,705	39,705	—	—	—
Convertible senior notes (1)	117,655	2,437	7,312	4,875	103,031
Securitized financing (1)	128,915	22,290	47,826	18,005	40,794
Repurchase obligations (2)	25,672	22,038	3,634	—	—
Letters of credit (3)	15,030	15,030	—	—	—
Operating lease obligations	16,101	4,458	6,035	2,848	2,760

Total contractual obligations	$384,151	$147,031	$64,807	$25,728	$146,585

(1)	Interest is calculated by applying contractual interest rates to March 31, 2006 balances.
(2)	We have contingent repurchase obligations outstanding at March 31, 2006 which have a finite life but are replaced as we continue to sell our factory-built homes to dealers under repurchase agreements with financial institutions. Our losses related to these contingent repurchase obligations were $157,000, $65,000 and $6,000 during fiscal 2006, 2005, and 2004, respectively. For additional information on our repurchase obligations, see critical accounting policies—reserve for repurchase obligations.

(3)	We have provided letters of credit to providers of certain of our insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies as is customary in the industry.

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

Recovery of Deferred Tax Asset. We believe it is more likely than not we will recover all of our net deferred tax assets. Recovery of our deferred tax assets is dependent upon the generation of future taxable income, which we currently believe will come from future profitable operating results and available tax planning strategies. Should we operate unprofitably, or otherwise change our estimate of future profitable operations, we may need to record a valuation allowance on all or a part of our deferred tax assets. Net deferred tax assets at March 31, 2006 and March 25, 2005 are $11.1 million and $11.7 million, respectively.

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

Reserve for Repurchase Obligations. Factory-built housing companies enter into repurchase agreements with financial institutions which have provided wholesale floor plan financing to independent dealers, builders and developers. These agreements generally provide that in the event of an independent dealer, builder or developer’s default we will repurchase the financed home from the lending institution at declining prices over the term of the repurchase agreement (generally 12 – 18 months). The risk of loss under such repurchase agreements is mitigated by the fact that (i) approximately 50% of our homes are sold to independent dealers, builders and developers; (ii) a majority of the homes we sell to independent dealers, builders and developers are pre-sold to specific retail customers; (iii) we monitor each dealer’s, builder’s and developer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of dealers, builders and developers; (v) none of our independent dealers, builders and developers accounted for more than 5% of our net sales in fiscal 2006; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses.

Transfers of Financial Assets. CountryPlace completed its initial securitization of manufactured housing loan receivables in fiscal 2006. The securitization was accounted for as a financing, which uses the portfolio method of accounting in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” where (1) loan contracts are securitized and accounted for as borrowings; (2) interest income is recorded over the life of the loans using the interest method; (3) the loan contracts receivable and the securitization debt (asset-backed certificates) remain on CountryPlace’s balance sheet; and (4) the related interest margin is reflected in the income statement. This accounting has been utilized since July 12, 2005, the date of issue of the Company’s only securitized financing. The securitization includes provisions for removal of accounts by CountryPlace that preclude sale accounting of the securitization under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The structure of CountryPlace’s securitization has no effect on the ultimate amount of profit and cash flow recognized over the life of the loan contracts, except to the extent of surety fees and premiums, trustee fees, backup servicer fees, and securitization issuance costs. However, the structure does affect the timing of cash receipts.

CountryPlace services the loan contracts under a pooling and servicing agreement with the securitization trust. CountryPlace also retains interests in subordinate classes of securitization bonds that provide over-collateralization credit enhancement to senior certificate holders and are subject to risk of loss of interest payments and principal. As is common in securitizations, CountryPlace is also liable for customary representations. We guarantee certain aspects of CountryPlace’s performance as the servicer under the securitizations pooling and servicing agreement.

Allowance for Loan Losses. CountryPlace originates and holds for investment purposes loans related primarily to the retail sale of our factory-built homes, with such loans being collateralized primarily by the factory-built home. CountryPlace provides allowances for estimated future loan losses at the time of sale and during the term of the loan. The allowance for loan losses gives consideration to the composition of the loan portfolio, including borrower credit scores, loan characteristics, number of delinquencies and historical loss experience, known losses due to existing repossessed homes, expected losses due to specific customer delinquencies, expected future losses based on industry experience of losses for a given credit score and current economic conditions. Although CountryPlace maintains an allowance for loan losses based upon these expectations and other criteria, future differences between CountryPlace’s expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require CountryPlace to increase its allowance.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. We adopted SFAS 151 in the fourth quarter of fiscal 2006. The adoption of the standard did not have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transaction, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R permits entities to use any option-pricing model that meets the fair value objective in the statement. We will adopt SFAS 123R in the first quarter of fiscal 2007. We do not anticipate that the adoption of the standard will have a material impact on our consolidated financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of March 31, 2006 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.8 million.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 31, 2006 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $3.6 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of March 31, 2006 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

CountryPlace is exposed to market risk related to the accessibility and terms of financing in the asset-backed securities market. On July 12, 2005, CountryPlace successfully completed its initial securitized financing of approximately $141.0 million of loans. CountryPlace intends to continue to securitize its loan originations as a means to obtain long-term fixed interest rate funding. The inability to continue to securitize its loans would require CountryPlace to seek other sources of funding or to reduce or eliminate its loan originations if other sources of funding are not available.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries (the “Company”) as of March 31, 2006 and March 25, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 31, 2006 and March 25, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palm Harbor Homes, Inc.’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 23, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas

May 23, 2006

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 31, 2006	March 25, 2005
Assets
Cash and cash equivalents	$73,407	$46,197
Restricted cash	18,207	15,352
Investments	24,744	21,516
Trade receivables	54,901	52,311
Consumer loans receivable, net	163,112	132,400
Inventories	149,568	128,420
Prepaid expenses and other assets	14,974	14,234
Deferred tax assets, net	11,120	11,720
Property, plant and equipment, at cost:
Land and improvements	32,764	35,535
Buildings and improvements	61,464	61,386
Machinery and equipment	63,153	62,534
Construction in progress	3,351	1,324

	160,732	160,779
Accumulated depreciation	(95,220)	(89,455)

	65,512	71,324
Goodwill, net	78,506	78,506

Total assets	$654,051	$571,980

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2006	March 25, 2005
Liabilities and Shareholders’ Equity
Accounts payable	$31,120	$30,319
Accrued liabilities	104,207	76,568
Floor plan payable	37,908	30,888
Warehouse revolving debt	37,413	106,298
Securitized financing	105,379	—
Convertible senior notes	75,000	75,000

Total liabilities	391,027	319,073

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value Authorized shares—2,000,000 Issued and outstanding shares—none	—	—
Common stock, $.01 par value Authorized shares—50,000,000 Issued shares—23,807,879 at March 31, 2006 and March 25, 2005	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	224,854	213,740
Accumulated other comprehensive income	114	1,214

	279,356	269,342

Less treasury shares—976,639 at March 31, 2006, and 985,362 at March 25, 2005	(16,200)	(16,359)
Unearned compensation	(132)	(76)

Total shareholders’ equity	263,024	252,907

Total liabilities and shareholders’ equity	$654,051	$571,980

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	March 31, 2006 (53 weeks)	March 25, 2005 (52 weeks)	March 26, 2004 (52 weeks)
Net sales	$710,635	$610,538	$578,465
Cost of sales	525,023	455,960	427,826
Selling, general and administrative expenses	161,154	154,931	157,414

Income (loss) from operations	24,458	(353)	(6,775)

Interest expense	(11,739)	(8,990)	(5,566)
Equity in earnings (loss) of limited partnership	574	(763)	1,848
Interest income and other	5,007	4,165	1,440

Income (loss) before income taxes	18,300	(5,941)	(9,053)
Income tax benefit (expense)	(7,186)	2,118	3,036

Net income (loss)	$11,114	$(3,823)	$(6,017)

Net income (loss) per common share—basic and diluted	$0.49	$(0.17)	$(0.26)

Weighted average common shares outstanding—basic and diluted	22,831	22,832	22,857

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares		Unearned Compensation	Total
	Shares	Amount				Shares	Amount
Balance at March 28, 2003	$23,807,879	$239	$54,149	$223,580	$195	$(948,557)	$(15,657)	$(2,137)	$260,369
Comprehensive income
Net loss	—	—	—	(6,017)	—	—	—	—	(6,017)
Unrealized gain on securities available-for-sale, net of tax	—	—	—	—	572	—	—	—	572

Total comprehensive income (loss)	—	—	—	(6,017)	572	—	—	—	(5,445)
Long-Term Incentive Plan
Shares granted	—	—	—	—	—	9,463	156	(156)	—
Terminations	—	—	—	—	—	(31,323)	(556)	556	—
Provision	—	—	—	—	—	—	—	1,129	1,129

Balance at March 26, 2004	23,807,879	239	54,149	217,563	767	(970,417)	(16,057)	(608)	256,053
Comprehensive income
Net loss	—	—	—	(3,823)	—	—	—	—	(3,823)
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	(683)	—	—	—	(683)
Change in fair value of interest rate hedge, net of tax	—	—	—	—	1,130	—	—	—	1,130

Total comprehensive income (loss)	—	—	—	(3,823)	447	—	—	—	(3,376)
Long-Term Incentive Plan
Shares granted	—	—	—	—	—	5,363	112	(112)	—
Terminations	—	—	—	—	—	(20,308)	(414)	414	—
Provision	—	—	—	—	—	—	—	230	230

Balance at March 25, 2005	23,807,879	239	54,149	213,740	1,214	(985,362)	(16,359)	(76)	252,907
Comprehensive income
Net income	—	—	—	11,114	—	—	—	—	11,114
Unrealized loss on securities available-for-sale, net of tax	—	—	—	—	(9)	—	—	—	(9)
Change in fair value of interest rate hedge, net of tax	—	—	—	—	(1,091)	—	—	—	(1,091)

Total comprehensive income (loss)	—	—	—	11,114	(1,100)	—	—	—	10,014
Long-Term Incentive Plan
Shares granted	—	—	—	—	—	8,723	159	(159)	—
Terminations	—	—	—	—	—	—	—	—	—
Provision	—	—	—	—	—	—	—	103	103

Balance at March 31, 2006	23,807,879	$239	$54,149	$224,854	$114	(976,639)	$(16,200)	$(132)	$263,024

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	March 31, 2006	March 25, 2005	March 26, 2004
Operating Activities
Net income (loss)	$11,114	$(3,823)	$(6,017)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	11,072	12,805	14,167
Provision for credit losses	3,407	2,652	2,076
Deferred income taxes	600	(2,017)	(1,879)
(Gain) loss on disposition of assets	(2,446)	913	(439)
Gain on investments	—	—	(114)
Provision for long-term incentive plan	103	230	1,129
Equity in (earnings) loss of limited partnership	(574)	763	(1,848)
Changes in operating assets and liabilities:
Restricted cash	(2,855)	(10,426)	(442)
Trade receivables	90	(3,510)	17,545
Consumer loans originated for investment	(59,164)	(59,156)	(77,090)
Principal payments on consumer loans originated	21,925	20,802	10,451
Inventories	(21,148)	(14,621)	1,954
Prepaid expenses and other assets	(1,971)	1,580	(620)
Accounts payable and accrued expenses	28,210	2,674	14,741

Net cash used in operating activities	(11,637)	(51,134)	(26,386)

Investing Activities
Distributions from investment in limited partnership	—	—	1,850
Purchase of property, plant and equipment, net of proceeds from disposition	(1,437)	(1,131)	(2,552)
Purchases of investments	(9,564)	(6,567)	(8,337)
Sales of investments	6,334	5,104	12,215

Net cash provided by (used in) investing activities	(4,667)	(2,594)	3,176

Financing Activities
Net proceeds (payments) from floor plan payable	7,020	(53,181)	(30,368)
Net proceeds (payments) from warehouse revolving debt	(68,885)	32,227	58,936
Proceeds from convertible senior notes, net of issuance costs	—	72,496	—
Proceeds from securitized financing, net of transaction costs	117,838	—	—
Payments on securitized financing	(12,459)
Principal payments on bonds payable	—	(2,377)	(190)

Net cash provided by financing activities	43,514	49,165	28,378
Net increase (decrease) in cash and cash equivalents	27,210	(4,563)	5,168
Cash and cash equivalents at beginning of year	46,197	50,760	45,592

Cash and cash equivalents at end of year	$73,407	$46,197	$50,760

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$10,637	$7,841	$5,362
Income taxes	$7,845	$(2,496)	$230

See accompanying notes.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. and its majority-owned and wholly owned subsidiaries (the “Company”). Investments in 50% or less-owned entities are accounted for under the equity method. CountryPlace Mortgage, Ltd. (“CountryPlace”) is 80% owned by the Company. All significant intercompany transactions and balances have been eliminated in consolidation. Headquartered in Addison, Texas, the Company markets factory-built homes nationwide through vertically integrated operations, encompassing factory-built housing, chattel and mortgage bank financing, as well as insurance.

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

Year End

The Company’s fiscal year ends on the last Friday in March. Fiscal year 2006 was comprised of 53 weeks while fiscal years 2005 and 2004 were each comprised of 52 weeks.

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

Interest income on consumer loans receivable is recognized as net sales on an accrual basis. Loans receivable are placed on nonaccrual by CountryPlace when management determines that foreclosure is imminent as a result of a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Loan origination fees and certain direct loan origination costs are deferred and amortized into net sales over the contractual life of the loan using the interest method.

Most of the homes sold to independent retailers are financed through standard industry arrangements which include repurchase agreements (see Note 13). The Company extends credit in the normal course of business under normal trade terms and its receivables are subject to normal industry risk.

Premium income from insurance policies is recognized on an as earned basis. Premium amounts collected are amortized into net sales over the life of the policy. Policy acquisition costs are also amortized as cost of sales over the life of the policy.

Fair value of financial instruments

Cash and cash equivalents, restricted cash, trade receivables, accounts payable, accrued liabilities, floor plan payable and warehouse revolving debt are stated at expected settlement amounts and approximate fair value. Additional information concerning the fair value of the Company’s investments, consumer loans receivable, convertible senior notes and securitized financing is disclosed in notes 4, 5 and 7, respectively.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Cash and cash equivalents

Cash and cash equivalents are all liquid investments with maturities of three months or less when purchased.

Restricted cash

At March 31, 2006 and March 25, 2005, $15.0 million and $12.3 million, respectively, of cash was pledged as collateral for outstanding letters of credit which collaterized insurance programs and surety bonds. The remainder of the restricted cash balance ($3.2 million and $3.1 million at March 31, 2006 and March 25, 2005, respectively) relates primarily to CountryPlace customers’ principal and interest payments on the loans that are in the warehouse or securitized. In the event of default on the warehouse facility or the securitized borrowing, this amount would be paid to the financial institution as payment of outstanding principal and interest on the facility.

Consumer loans receivable

Consumer loans receivable consist of loans held for investment and securitized loans, which are both stated at the aggregate remaining unpaid principal balances, less allowances for loan losses and unamortized deferred finance fees.

Allowance for loan losses

CountryPlace originates and holds for investment purposes loans related primarily to the retail sale of factory-built Palm Harbor Homes, with such loans being collateralized primarily by the factory-built home. CountryPlace provides allowances for estimated probable loan losses at the time of sale and during the term of the loan. The allowance for loan losses gives consideration to the composition of the loan portfolio, including borrower credit scores, loan characteristics, the number of delinquencies and historical loss experience, known losses due to existing repossessed homes, expected losses due to specific customer delinquencies, expected losses inherent in the loan portfolio based on industry experience of losses for a given credit score and current economic conditions. Although CountryPlace maintains an allowance for loan losses based upon these expectations and other criteria, future differences between CountryPlace’s expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require CountryPlace to increase its allowance.

Concentration of loans

Approximately 46.0% and 45.7% of the principal balance of the loan contracts receivable as of March 31, 2006 and March 25, 2005, respectively, were secured by collateral located in Texas. If Texas experiences weaker economic conditions, greater rates of decline in manufactured home values, greater rates of decline in real estate values, or natural disasters than the United States generally, then the loan contracts may experience higher rates of delinquencies, default and foreclosure losses than manufactured homes that are more geographically dispersed. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses.

Investments

The Company holds investments as available-for-sale. The available-for-sale investments include marketable debt and equity securities and are stated at fair value with unrealized gains and losses, net of tax, reported as a component of shareholders’ equity.

Inventories

Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Property, plant and equipment

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements’ useful lives. Estimated useful lives for significant classes of assets are as follows: Land Improvements 10-15 years, Buildings and Improvements 3-30 years, and Machinery and Equipment 2-10 years. The Company had depreciation expense of $9.7 million, $11.4 million and $13.3 million in fiscal 2006, 2005 and 2004, respectively. Repairs and maintenance are expensed as incurred. The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. The Company has not recorded any impairment charges in fiscal 2006, 2005 or 2004.

Goodwill

Goodwill is the excess of cost over fair value of net assets of businesses acquired. Goodwill is no longer amortized. The Company tests goodwill annually for impairment by reporting unit and records an impairment charge when the implied fair value of goodwill is less than its carrying value. The Company’s two reporting units are factory-built housing and financial services. All of the Company’s goodwill relates to its factory-built housing reporting unit. The Company performed its annual goodwill impairment test for fiscal year 2006 and 2005 as of December 31, 2005 and December 25, 2004, respectively, the first day of its fourth fiscal quarter, and noted no implied impairment of goodwill.

Warranties

Products are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to product warranties are provided at the date of sale.

Start-up costs

Costs incurred in connection with the start-up of manufacturing facilities and retail superstores are expensed as incurred.

Income taxes

Deferred income taxes are determined by the liability method and reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company evaluates the recoverability of its net deferred tax assets and establishes valuation allowances, if needed, when it is not more likely then not that such assets are recoverable.

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

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of excess spoilage require treatment as current-period charges rather than as a portion of the inventory cost. The Company adopted SFAS 151 in the fourth quarter of fiscal 2006. The adoption of the standard did not have a material impact on its consolidated financial position or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transaction, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R permits entities to use any option-pricing model that meets the fair value objective in the statement. The Company will adopt SFAS 123R in the first quarter of fiscal 2007. The Company does not anticipate that the adoption of the standard will have a material impact on its consolidated financial position or results of operations.

2. Investment in limited partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is accounted for using the equity method of accounting. During fiscal 2006, the Company’s share of the earnings of BSM was $0.6 million. Condensed balance sheets as of March 31, 2006 and March 25, 2005 and the condensed statements of operations for the fiscal years ending March 31, 2006, March 25, 2005 and March 26, 2004 are as follows (in thousands):

	March 31, 2006	March 25, 2005
Cash	$1,625	$807
Receivable for mortgage notes assigned to investors	165,238	87,456
Other current assets	5,192	4,172
Property, plant and equipment, net	827	683
Other assets	278	175

Total assets	$173,160	$93,293

Warehouse revolving debt	$162,653	$85,168
Other current liabilities	3,597	2,047
Debt obligations	—	66
Partnership capital	6,910	6,012

Total liabilities and partnership capital	$173,160	$93,293

	Year Ended March 31, 2006	Year Ended March 25, 2005	Year Ended March 26, 2004
Revenues	$54,991	$37,138	$47,710
Net income (loss)	1,148	(1,521)	3,696

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

3. Inventories

Inventories consist of the following (in thousands):

	March 31, 2006	March 25, 2005
Raw materials	$14,392	$12,704
Work in process	12,752	6,248
Finished goods at factory	3,675	4,069
Finished goods at retail	118,749	105,399

	$149,568	$128,420

4. Investments

The Company’s investments, which are classified as available-for-sale, totaled $24.7 million and $21.5 million at March 31, 2006 and March 25, 2005, respectively. The investments consist primarily of U.S. government related obligations and other debt obligations with contractual maturities of generally 2 to 11 years and common and preferred stocks of U.S. companies. As of March 31, 2006 and March 25, 2005, the fair value of the securities approximated their book value. The Company has included in shareholders’ equity net unrealized gains, net of tax, on its available-for-sale securities of $0.1 million for both years ending March 31, 2006 and March 25, 2005.

5. Consumer loans receivable and allowance for loans losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	March 31, 2006	March 25, 2005
Consumer loans held for investment	$46,256	$141,660
Consumer loans securitized	128,052	—
Less: Financed loan points	(4,835)	(3,895)
Less: Allowance for loan losses	(6,361)	(5,365)

Consumer loans receivable, net	$163,112	$132,400

As of March 31, 2006 and March 25, 2005, the fair value of the consumer loans receivable, net, was $163.5 million and $132.4 million, respectively.

The allowance for loan losses and related additions and deductions to the allowance during the fiscal years ended March 31, 2006, March 25, 2005 and March 26, 2004 are as follows (in thousands):

	March 31, 2006	March 25, 2005	March 26, 2004
Allowance for loan losses, beginning of period	$5,365	$3,632	$2,013
Provision for credit losses	3,407	2,652	2,076
Loans charged off, net of recoveries	(2,411)	(919)	(457)

Allowance for loan losses, end of period	$6,361	$5,365	$3,632

6. Floor plan payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (7.75% at March 31, 2006) or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of March 31, 2006. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of March 31, 2006, the Company was in compliance with these provisions. During the fourth quarter of fiscal 2006, the Company amended the agreement with the financial institution to revise the minimum tangible net worth provision for fiscal 2006, to change the interest rate to prime plus 0.6% and to extend the expiration of the agreement from May 25, 2007 to March 30, 2009. The Company had $37.9 million and $30.9 million outstanding under these floor plan credit facilities at March 31, 2006 and March 25, 2005, respectively.

7. Debt obligations

Debt obligations consist of the following (in thousands):

	March 31, 2006	March 25, 2005
Convertible senior notes	$75,000	$75,000
Securitized financing	105,379	—
Warehouse revolving debt	37,413	106,298

	$217,792	$181,298

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2006, 2005 and 2004, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share. At March 31, 2006 and March 25, 2005, the fair market value of the convertible senior notes is estimated at $71.5 and $65.9 million based on quoted market prices.

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing. At March 31, 2006, the fair market value of the securitized financing was $101.8 million.

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates March 16, 2007; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. Upon renewal on

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

March 17, 2006, the warehouse facility was amended to reduce the maximum borrowing amount from $200.0 million to $125.0 million, increase the advance against the outstanding principle balance of eligible consumer loan receivables to 88%, and to provide for draws at an 80% advance rate against land-home loans in various stages of completion. The interest rate remains LIBOR plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $37.4 million as of March 31, 2006 and $106.3 million as of March 25, 2005. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholders equity for CountryPlace and a minimum capitalization for CountryPlace, which is customary in the industry. As of March 31, 2006, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $125.0 million, CountryPlace would have to originate an additional $100.4 million of new loans, of which $12.9 million would have to be funded through the Company’s operations.

Upon completion of the securitization, CountryPlace extinguished its interest rate swap agreement on $75.0 million of its variable rate debt which was used to hedge against an increase in variable interest rates. The agreement previously fixed the interest rate on $75.0 million of CountryPlace’s variable rate, long-term warehouse revolving debt to 4.07% per annum. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income and the ineffective portion, if any, of the hedge being recorded in the Company’s consolidated statement of operations. During fiscal 2006 and 2005, CountryPlace had no significant ineffectiveness. The fair value of the hedge upon its extinguishment in fiscal 2006 was immaterial.

8. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2006	March 25, 2005
Salaries, wages and benefits	$16,443	$15,349
Accrued expenses on homes sold	12,152	12,728
Customer deposits	24,809	19,071
Deferred revenue	22,184	3,661
Warranty	7,354	5,406
Sales incentives	8,132	6,901
Other	13,133	13,452

	$104,207	$76,568

9. Income taxes

Income tax expense (benefit) for fiscal years 2006, 2005 and 2004 is as follows (in thousands):

	March 31, 2006	March 25, 2005	March 26, 2004
Current
Federal	$5,730	$(484)	$(1,544)
State	856	383	387
Deferred	600	(2,017)	(1,879)

Total income tax expense (benefit)	$7,186	$(2,118)	$(3,036)

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	March 31, 2006	March 25, 2005
Deferred tax assets
Warranty reserves	$780	$315
Accrued liabilities	3,139	4,207
Inventory	2,261	2,164
Property and equipment	4,973	3,381
State net operating loss carryforward	308	694
Federal net operating loss carryforward	—	1,670
Other	4,118	3,073

Total deferred tax assets	15,579	15,504
Deferred tax liabilities
Tax benefits purchased	—	349
Other	4,459	3,435

Total deferred tax liabilities	4,459	3,784

Net deferred income tax assets	$11,120	$11,720

The Company believes it is more likely than not it will recover all of its net deferred tax assets. Recovery of the Company’s deferred tax assets is dependent upon the generation of future taxable income, which it currently believes will come from future profitable operating results and available tax planning strategies. Should the Company continue to operate unprofitably, or otherwise change its estimate of future profitable operations, it may need to record a valuation allowance on all or a part of its deferred tax assets. Net deferred tax assets at March 31, 2006 and March 25, 2005 are $11.1 million and $11.7 million, respectively.

The Company has state net operating loss carryforwards of approximately $0.3 million available to offset future state taxable income and which expire between 2009 and 2025.

Tax benefits purchased are investments in Safe Harbor lease agreements that are carried net of tax benefits realized. The balance was fully amortized as of March 31, 2006.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons (in thousands):

	March 31, 2006	March 25, 2005	March 26, 2004
Tax at statutory rate	$6,405	$(2,079)	$(3,169)
Increases (decreases)
State taxes—net of federal tax benefit	808	24	26
Tax exempt interest	(81)	(83)	(77)
Other	54	20	184

Income tax expense (benefit)	$7,186	$(2,118)	$(3,036)

Effective tax rate	39.3%	(35.6)%	(33.5)%

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the FASB passed FSP FAS 109-1, which indicates that the available qualified

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, there is no impact to the Company’s deferred tax assets or liabilities existing as of the enactment date. Rather, the impact of any deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

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

11. Long-Term Incentive Plan

Beginning fiscal 2000 through fiscal 2003, the Board of Directors approved the Long-Term Incentive Plan (the “Plan”) whereby certain key associates received awards of restricted common stock. The Company’s Chairman and Chief Executive Officer does not participate in the Plan. Shares awarded under the Plan are either purchased by the Company in the open market or transferred from the Company’s treasury stock account. These restricted stock awards give the associate the right to receive a specific number of shares of common stock contingent upon remaining an associate of the Company for a specified period. Beginning in fiscal 2004, the Plan was modified until certain earnings levels are achieved.

The unamortized cost of the common stock acquired by the Company for the participants in the plan is reflected as “Unearned Compensation” in the accompanying consolidated balance sheets. The Plan is administered by a committee authorized by the Board of Directors.

12. Employee plan

The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 18% of eligible compensation to the 401k Plan. The Company matches 50% of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $1.0 million, $1.1 million and $1.1 million in fiscal years 2006, 2005 and 2004, respectively.

13. Commitments and contingencies

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 31, 2006, are as follows (in thousands):

Fiscal Year	Amount
2007	$4,458
2008	2,394
2009	2,032
2010	1,609
2011 and thereafter	5,608

$16,101

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Rent expense (net of sublease income) was $9.0 million, $8.9 million and $8.5 million for fiscal years 2006, 2005 and 2004, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent dealers’, builders’ and developers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 31, 2006, the Company estimates that its potential obligations under all repurchase agreements were approximately $25.7 million. However, it is management’s opinion that no material loss will occur from the repurchase agreements. During fiscal years 2006, 2005 and 2004, net losses incurred by the Company under these repurchase agreements totaled $157,000, $65,000 and $6,000, respectively.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14. Interest income and other

During fiscal years 2006, 2005 and 2004, the Company recorded interest income of $3.4 million, $1.1 million and $0.8 million, respectively and other income of $1.7 million, $3.1 million and $0.6 million, respectively. Other income consists primarily of income earned on a real estate investment of $1.5 million, $3.3 million and $0.5 million in fiscal years 2006, 2005 and 2004, respectively.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

15. Business segment information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2006, 2005 and 2004 (in thousands):

	Year Ended
	March 31, 2006 (53 weeks)	March 25, 2005 (52 weeks)	March 26, 2004 (52 weeks)
Net sales
Factory-built housing	$679,119	$582,723	$557,111
Financial services	31,516	27,815	21,354

	$710,635	$610,538	$578,465

Income (loss) from operations
Factory-built housing	$31,014	$2,962	$2,269
Financial services	15,210	13,083	7,767
General corporate expenses	(21,766)	(16,398)	(16,811)

	$24,458	$(353)	$(6,775)

Interest expense	$(11,739)	$(8,990)	$(5,566)
Equity in earnings (loss) of limited partnership	574	(763)	1,848
Interest income and other	5,007	4,165	1,440

Income (loss) before income taxes	$18,300	$(5,941)	$(9,053)

Identifiable assets
Factory-built housing	$243,460	$209,651	$256,209
Financial services	234,555	193,001	152,101
Other	176,036	169,328	113,512

	$654,051	$571,980	$521,822

Depreciation and amortization
Factory-built housing	$9,127	$10,686	$12,543
Financial services	1,233	1,257	966
Other	712	862	658

	$11,072	$12,805	$14,167

Capital expenditures
Factory-built housing	$1,076	$1,083	$2,387
Financial services	361	29	165
Other	—	19	—

	$1,437	$1,131	$2,552

Net sales for financial services consists of:
Insurance	$14,204	$13,982	$13,145
Finance	17,312	13,833	8,209

	$31,516	$27,815	$21,354

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Accrued product warranty obligations

The following table summarizes the accrued product warranty obligations at March 31, 2006, March 25, 2005 and March 26, 2004. Warranty reserves are classified as accrued liabilities in the consolidated balance sheets (in thousands).

	March 31, 2006	March 25, 2005	March 26, 2004
Accrued warranty balance, beginning of period	$5,406	$4,008	$4,343
Net warranty expense provided	20,953	16,654	13,835
Cash warranty payments	(19,005)	(15,256)	(14,170)

Accrued warranty balance, end of period	$7,354	$5,406	$4,008

17. Quarterly financial data (unaudited)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2006 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Fiscal Year Ended
March 31, 2006
Net sales	$166,161	$171,005	$193,193	$180,276	$710,635
Gross profit	42,597	43,272	49,825	49,918	185,612
Income from operations	4,520	3,376	8,916	7,646	24,458
Net income	2,631	1,011	4,272	3,200	11,114
Earnings per share:
Basic	$0.12	$0.04	$0.19	$0.14	$0.49
Assuming dilution	0.12	0.04	0.18	0.14	0.49

Fiscal Year Ended
March 25, 2005
Net sales	$157,751	$150,453	$154,624	$147,710	$610,538
Gross profit	40,619	38,508	36,509	38,942	154,578
Income (loss) from operations	3,082	(1,397)	(5,030)	2,992	(353)
Net income (loss)	1,051	(2,219)	(4,647)	1,992	(3,823)
Earnings (loss) per share—basic and diluted	$0.05	$(0.10)	$(0.20)	$0.09	$(0.17)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. During the quarter ending on March 31, 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on the next page.

/s/ LARRY H. KEENER
Larry H. Keener
Chairman and Chief Executive Officer

/s/ KELLY TACKE
Kelly Tacke
Executive Vice President, Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Palm Harbor Homes, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Palm Harbor Homes, Inc. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palm Harbor Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Palm Harbor Homes, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Palm Harbor Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries as of March 31, 2006 and March 25, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2006. Our report dated May 23, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Dallas, Texas

May 23, 2006

PART III.

Item 10. Directors and Executive Officers of the Registrant

(a) Information set forth in the sections entitled “Proposal One: Election of Directors” and “Executive Officers” in the Company’s proxy statement for the annual meeting of shareholders to be held July 26, 2006 is incorporated herein by reference.

(b) The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the annual meeting of shareholders to be held July 26, 2006 is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth in the sections entitled “Executive Officers” and “Report of the Compensation Committee” in the Company’s proxy statement for the annual meeting of shareholders to be held July 26, 2006 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section entitled “Share ownership of principal shareholders, directors and management” in the Company’s proxy statement for the annual meeting of shareholders to be held July 26, 2006 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information set forth in the section entitled “Proposal Two: Ratification of Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders to be held July 26, 2006 is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)    (1) Financial Statements

Our Consolidated Financial Statements for the year ended March 31, 2006 are included on pages 26 through 43 of this report.

(2)	Financial Statement Schedules

None

(3)	Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.1	Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

10.2	Form of Indemnification Agreement between the Company and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.3	Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.4	Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of the Report).

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.

*32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener.

*32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

*	Filed herewith

(b)    None.

(c)    See Item 14(a)(3) above.

(d)    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on June 6, 2006.

PALM HARBOR HOMES, INC.

/s/ LARRY H. KEENER
Larry H. Keener, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Larry H. Keener and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 31, 2006 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date
/s/ LARRY H. KEENER Larry H. Keener	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	June 6, 2006

/s/ KELLY TACKE Kelly Tacke	Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 6, 2006

/s/ LEE POSEY Lee Posey	Chairman Emeritus and Director	June 6, 2006

/s/ WILLIAM R. THOMAS William R. Thomas	Director	June 6, 2006

/s/ WALTER D. ROSENBERG, JR. Walter D. Rosenberg, Jr.	Director	June 6, 2006

/s/ FREDERICK R. MEYER Frederick R. Meyer	Director	June 6, 2006

/s/ JOHN H. WILSON John H. Wilson	Director	June 6, 2006

/s/ A. GARY SHILLING A. Gary Shilling	Director	June 6, 2006

/s/ JERRY D. MALLONEE Jerry D. Mallonee	Director	June 6, 2006

/s/ W. CHRISTOPHER WELLBORN W. Christopher Wellborn	Director	June 6, 2006

/s/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	June 6, 2006

INDEX TO EXHIBITS

Exhibits No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.1	Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

10.2	Form of Indemnification Agreement between Palm Harbor and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.3	Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.4	Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of the Report).

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.

*32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener.

*32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

*	Filed herewith