Form 10-Q
period 2006-06-30
PALM HARBOR HOMES INC /FL/
filed 2006-08-03
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 0-26188

PALM HARBOR HOMES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-1036634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15303 Dallas Parkway, Suite 800, Addison, Texas	75001 - 4600
(Address of principal executive offices)	(Zip code)

972-991-2422

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on August 3, 2006 – 22,831,240.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2006	March 31, 2006
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$37,693	$73,407
Restricted cash	27,699	18,207
Investments	25,752	24,744
Trade receivables	59,882	54,901
Consumer loans receivable, net	178,206	163,112
Inventories	154,587	149,568
Prepaid expenses and other assets	24,321	14,974
Deferred income taxes, asset	11,843	11,120
Property, plant and equipment, net	65,342	65,512
Goodwill	78,506	78,506

Total assets	$663,831	$654,051

Liabilities and shareholders’ equity
Accounts payable	$30,791	$31,120
Accrued liabilities	107,798	104,207
Floor plan payable	28,525	37,908
Warehouse revolving debt	54,345	37,413
Securitized Financing	101,281	105,379
Convertible senior notes	75,000	75,000

Total liabilities	397,740	391,027

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	228,411	224,854
Accumulated other comprehensive (loss) income	(406)	114

	282,393	279,356
Less treasury shares	(16,200)	(16,200)
Unearned compensation	(102)	(132)

Total shareholders’ equity	266,091	263,024

Total liabilities and shareholders’ equity	$663,831	$654,051

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 30, 2006	June 24, 2005
Net sales	$194,530	$166,161
Cost of sales	143,042	123,564
Selling, general and administrative expenses	44,004	38,077

Income from operations	7,484	4,520

Interest expense	(3,421)	(2,919)
Equity in earnings (loss) of limited partnership	(174)	554
Interest income and other	1,204	2,089

Income before income taxes	5,093	4,244
Income tax expense	(1,536)	(1,613)

Net income	$3,557	$2,631

Net income per common share – basic and diluted	$0.16	$0.12

Weighted average common shares outstanding – basic and diluted	22,831	22,823

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months Ended
	June 30, 2006	June 24, 2005
Operating Activities
Net income	$3,557	$2,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,465	2,945
Provision for credit losses	939	906
Net purchases of stock for long-term incentive plan	—	(12)
Loss (gain) on disposition of assets	8	(402)
Provision for long-term incentive plan	30	35
Deferred income taxes	(723)	(153)
Equity in loss (earnings) of limited partnership	174	(554)
Changes in operating assets and liabilities:
Restricted cash	(9,492)	55
Trade receivables	(1,465)	42
Consumer loans originated for investment	(25,134)	(14,900)
Principal payments on consumer loans originated	5,463	4,556
Inventories	(5,019)	897
Prepaid expenses and other assets	(9,527)	38
Accounts payable and accrued expenses	3,489	13,082

Net cash (used in) provided by operating activities	(35,235)	9,166

Investing Activities
Disposals (purchases) of property, plant and equipment, net of proceeds from disposition	(2,090)	389
Purchases of investments	(1,990)	(2,294)
Sales of investments	150	2,258

Net cash (used in) provided by investing activities	(3,930)	353

Financing Activities
Net payments on floor plan payable	(9,383)	(753)
Net proceeds from warehouse revolving debt	16,932	8,891
Payments on securitized financing	(4,098)	—

Net cash provided by financing activities	3,451	8,138

Net (decrease) increase in cash and cash equivalents	(35,714)	17,657
Cash and cash equivalents at beginning of period	73,407	46,197

Cash and cash equivalents at end of period	$37,693	$63,854

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$3,684	$3,320
Income taxes	(240)	62

See accompanying notes.

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 2006 included in the Company’s Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

The balance sheet at March 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Raw materials	$14,935	$14,392
Work in process	14,406	12,752
Finished goods – factory-built	3,245	3,675
Finished goods – retail	122,001	118,749

	$154,587	$149,568

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is being accounted for using the equity method of accounting. The following table represents the condensed income statements for BSM for the three month periods ending June 30, 2006 and June 24, 2005 (in thousands):

	Three Months Ended
	June 30, 2006	June 24, 2005
Revenues	$15,128	$12,413
Net (loss) income	(348)	1,107

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Consumer loans held for investment	$65,766	$46,256
Consumer loans securitized	124,149	128,052
Less: Financed loan points	(5,215)	(4,835)
Less: Allowance for loan losses	(6,494)	(6,361)

Consumer loans receivable, net	$178,206	$163,112

The allowance for loan losses and related additions and deductions to the allowance during the three months ended June 30, 2006 and June 24, 2005 are as follows (in thousands):

	Three Months Ended
	June 30, 2006	June 24, 2005
Allowance for loan losses, beginning of period	$6,361	$5,365
Provision for credit losses	939	906
Loans charged off, net of recoveries	(806)	(666)

Allowance for loan losses, end of period	$6,494	$5,605

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility, expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at June 30, 2006) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of June 30, 2006. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of June 30, 2006, the Company was in compliance with these provisions. In the event the Company is not in compliance with any of its floor plan facility requirements in future periods, it would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $28.5 million and $37.9 million outstanding under its floor plan credit facility at June 30, 2006 and March 31, 2006, respectively.

6.	Debt Obligations

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For the three month periods ended June 30, 2006 and June 24, 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $125.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (5.3125% as of June 30, 2006) plus 1.25%. The facility terminates March 16, 2007; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 88% against the outstanding principle balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of completion. CountryPlace had outstanding borrowings under the warehouse facility of $54.3 million as of June 30, 2006 and $37.4 million as of March 31, 2006. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholders equity for CountryPlace and a minimum capitalization for CountryPlace, which is customary in the industry. As of June 30, 2006, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $125.0 million, CountryPlace would have to originate an additional $77.1 million of new loans, of which $10.1 million would have to be funded through the Company’s operations.

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Other Comprehensive Income

The difference between net income and total comprehensive income for the three months ended June 30, 2006 and June 24, 2005 is as follows (in thousands):

	Three Months Ended
	June 30, 2006	June 24, 2005
Net income	$3,557	$2,631
Unrealized gain (loss) on securities available-for-sale, net of tax	(520)	37
Change in fair value of interest rate hedge, net of tax	—	(1,088)

Comprehensive income	$3,037	$1,580

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At June 30, 2006, the Company estimates that its potential obligations under all repurchase agreements were approximately $21.6 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at June 30, 2006 and June 24, 2005 (in thousands):

	June 30, 2006	June 24, 2005
Accrued warranty balance, beginning of period	$7,354	$5,406
Net warranty expense provided	5,641	4,287
Cash warranty payments	(6,335)	(4,317)

Accrued warranty balance, end of period	$6,660	$5,376

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	New Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transaction, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R permits entities to use any option-pricing model that meets the fair value objective in the statement. We adopted SFAS 123R in the first quarter of fiscal 2007. The adoption of the standard did not have a material impact on our consolidated financial position or results of operations.

11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income from operations by segment for the three months ended June 30, 2006 and June 24, 2005 (in thousands):

	Three Months Ended
	June 30, 2006	June 24, 2005
Net sales
Factory-built housing	$185,896	$158,813
Financial services	8,634	7,348

	$194,530	$166,161

Income from operations
Factory-built housing	$8,405	$5,557
Financial services	3,980	3,486
General corporate expenses	(4,901)	(4,523)

	$7,484	$4,520

Interest expense	(3,421)	(2,919)
Equity in (loss) earnings of limited partnership	(174)	554
Interest income and other	1,204	2,089

Income before income taxes	$5,093	$4,244

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing, as well as insurance. As of June 30, 2006, we operated 17 manufacturing facilities that sell homes through 117 company-owned retail superstores and builder locations and approximately 375 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home loans to purchasers of manufactured homes. Through our investment as the 50% sole limited partner in BSM, we offer conforming and non-conforming mortgages for both modular and manufactured homes. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized whereas the mortgages originated through BSM are immediately sold in traditional secondary markets. We also provide property and casualty insurance for owners of manufactured homes through our wholly-owned subsidiary, Standard Casualty.

During fiscal 2005, we began to serve as a general contractor with respect to virtually all aspects of the sale and construction process in certain regions of the country. This could include foundation work, driveways, landscape installations and other amenities the customer requests to complete the home. We anticipate expanding this role to additional geographic regions in future periods. During the first quarter of fiscal 2007, we completed 161 jobs for our company-owned superstores and builder locations and 150 for independent dealers, builders and developers.

The results for the first quarter of fiscal 2007 reflect a solid performance for Palm Harbor with a focus on cost management, which enabled us to leverage a 17% increase in net sales to a 66% improvement in our operating income. However, the short-term outlook for the industry appears to be flat, and as such, in order to protect our future profitability, we have decided to take streamlining actions in the second quarter of fiscal 2007. We intend to close nine company-owned retail stores and one manufacturing facility in order to more effectively balance our manufacturing and distribution capacity with the needs of the market. Expenses associated with these streamlining actions are expected to approximate $3.0 to $3.5 million and will be incurred primarily in the second fiscal quarter. Resulting cost reductions should approximate $5.0 million annually and begin in the third fiscal quarter. We believe this will enable us to position Palm Harbor for an emergent but delayed industry recovery.

During the first quarter of fiscal 2007, our effective income tax rate was favorably impacted as a result of the Texas margin tax legislation. We do not expect this favorable impact to occur during the remainder of fiscal 2007.

We continued to execute our strategy of expanding our consumer financing capabilities through CountryPlace and our partnership in BSM. During the first quarter of fiscal 2007, CountryPlace originated 283 loans and BSM originated 4,000 mortgages, 173 of which were for Palm Harbor customers. For the quarter, 38% of our retail customers were financed by either CountryPlace or BSM.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	June 30, 2006	June 24, 2005
Net sales	100.0%	100.0%
Cost of sales	73.5	74.4

Gross profit	26.5	25.6
Selling, general and administrative expenses	22.6	22.9

Income from operations	3.9	2.7
Interest expense	(1.8)	(1.7)
Equity in earnings (loss) of limited partnership	(0.1)	0.3
Interest income and other	0.6	1.3

Income before income taxes	2.6	2.6
Income tax expense	(0.8)	(1.0)

Net income	1.8%	1.6%

The following table summarizes certain key sales statistics as of and for the three months ended June 30, 2006 and June 24, 2005.

	Three Months Ended
	June 30, 2006	June 24, 2005
Homes sold through Company-owned retail superstores and builder locations	1,207	1,175
Homes sold to independent dealers, builders and Developers	964	940
Total new factory-built homes sold	2,171	2,115
Average new manufactured home price – retail	$76,000	$76,000
Average new manufactured home price – wholesale	$63,000	$60,000
Average new modular home price – retail	$163,000	$147,000
Average new modular home price – wholesale	$80,000	$76,000
Number of Company-owned retail superstores at end of period	113	116
Number of Company-owned builder locations at end of period	4	4

Three Months Ended June 30, 2006 Compared to Three Months Ended June 24, 2005

Net Sales. Net sales increased 17.1% to $194.5 million in the first quarter of fiscal 2007 from $166.2 million in the first quarter of fiscal 2006. Net sales for the factory-built housing segment increased $27.1 million primarily due to a 2.6% increase in the total number of new factory-built homes sold, a shift in product mix to modular homes (29.0% of total factory built revenues in the first quarter of fiscal 2007 as compared to 19.6% in the first quarter of fiscal 2006), and a 14.1% increase in the average selling prices of new manufactured and modular homes. The 2.6% increase in homes sold stemmed from increased market share and the increase in average selling prices resulted from customers purchasing larger, more complex homes, as well as the pass through of higher raw material costs. Financial services revenue increased $1.3 million reflecting an increase in interest income at CountryPlace resulting from an increase in consumer loans receivable from $142.2 million at June 24, 2005 to $178.2 million at June 30, 2006.

Gross Profit. In the quarter ended June 30, 2006, gross profit as a percentage of net sales increased to 26.5%, or $51.5 million, from 25.6%, or $42.6 million, in the quarter ended June 24, 2005. Gross profit for the factory-built housing segment increased $8.1 million from 23.5% of net sales in the first quarter of fiscal 2006 to 24.5% in the first quarter of fiscal 2007. This improvement reflects a strengthening of gross margin at our retail superstores, reduced availability of repossessed homes at discounted prices and increased sales prices due to customers purchasing larger, more complex homes and our ability to pass through higher raw material costs. We were able to increase gross margin despite the internalization rate remaining flat at 55% in the first quarter of fiscal 2007. Gross profit for the financial services segment increased $0.8 million due to the increase in financial services revenue as explained above.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.6% in the first quarter of fiscal 2007 from 22.9% in the first quarter of fiscal 2006. Selling, general and administrative expenses increased from $38.1 million in the quarter ended June 24, 2005 to $44.0 million in the quarter ended June 30, 2006. Selling, general and administrative expenses increased $4.3 million for factory-built housing, $1.4 million for general corporate purposes and $0.3 million for financial services. The increase in factory-built housing expenses is due primarily to costs associated with our site construction operations and an increase in incentive based compensation as we increase profitability offset by a reduction in expenses resulting from operating fewer company-owned retail superstores in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 (117 stores were open at June 30, 2006 compared to 121 at June 24, 2005). The increase in expenses for general corporate purposes is due primarily to increases in incentive based compensation as we increase profitability.

Interest Expense. Interest expense increased 17.2% to $3.4 million in the first quarter of fiscal 2007 as compared to $2.9 million in the first quarter of fiscal 2006. This increase was primarily due to a $1.2 million increase in interest expense on the securitized loans offset by a $0.7 million decrease in interest expense on the warehouse revolving debt. The warehouse revolving debt interest decreased due to a significant decline in the warehouse revolving debt balance after $115.7 million of borrowings were repaid with proceeds from the securitization in July 2005.

Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) of limited partnership decreased 131.4% to a $0.2 million loss in the first quarter of fiscal 2007 as compared to $0.6 million of earnings in the first quarter of fiscal 2006. This decrease is reflective of the competitive environment of the mortgage banking industry.

Interest Income and Other. Interest income and other decreased $0.9 million to $1.2 million in the first quarter of fiscal 2007 as compared to $2.1 million in the first quarter of 2006. This decrease was primarily due to income earned on a real estate investment totaling $1.5 million in the first quarter of fiscal 2006 offset by a $0.5 million increase in interest and dividend income earned on available-for-sale investment balances as well as higher interest rates in the first quarter of fiscal 2007.

Liquidity and Capital Resources

Net cash used in operating activities was $35.2 million in the first three months of fiscal 2007 compared to $9.2 million provided by operating activities in the first three months of fiscal 2006. The $44.4 million increase in net cash used in operating activities is primarily the result of $9.1 million in restricted cash relating to customer deposits held in trust accounts, an investment of $11.0 million in our construction lending program, a $10.2 million increase in consumer loans originated by CountryPlace and a $9.6 million increase in accounts payable and accrued liabilities resulting from increases in the sales pipeline and income taxes.

Net cash used in investing activities was $3.9 million in the first three months of fiscal 2007 as compared to $0.4 million provided by investing activities in the first three months of fiscal 2006. This increase in cash used in investing activities is primarily due to the sale of an annuity for $2.0 million in the first three months of fiscal 2006 and decreased disposals of property, plant and equipment in the first three months of fiscal 2007.

Net cash provided by financing activities totaled $3.5 million in the first three months of 2007 compared to $8.1 million in the first three months of fiscal 2006. The $4.7 million decrease in cash provided by financing activities is the result of an increase in floor plan payments of $8.6 million and securitized financing payments of $4.1 million offset by an $8.0 million increase in proceeds on the warehouse revolving debt.

CountryPlace has an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at June 30, 2006) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which we had none as of June 30, 2006. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of June 30, 2006, we were in compliance with these provisions. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $28.5 million and $37.9 million outstanding under our floor plan credit facility at June 30, 2006 and March 31, 2006, respectively.

On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase in additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, we filed a shelf registration statement covering resales of the Notes and the shares of Palm Harbor’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies. For the three month periods ended June 30, 2006 and June 24, 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

CountryPlace has an agreement with a financial institution for a $125.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (5.3125% at June 30, 2006) plus 1.25%. The facility provides for an advance of 88% against the outstanding principle balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of completion. CountryPlace had outstanding borrowings under the warehouse facility of $54.3 million as of June 30, 2006 and $37.4 million as of March 31, 2006. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of June 30, 2006, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $125.0 million, CountryPlace would have to originate an additional $77.1 million of new loans, of which $10.1 million would have to be funded through the Company’s operations.

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118. 4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

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

Forward-Looking Information/Risk Factors

Certain statements contained in this report are forward-looking statements within the safe harbor provisions of the Securities Litigation Reform Act. Forward-looking statements give our current expectations or forecasts of future events and can be identified by the fact that they do not relate strictly to historical or current facts. Investors should be aware that all forward-looking statements are subject to risks and uncertainties and, as a result of certain factors, actual results could differ materially from these expressed in or implied by such statements. These risks include such assumptions, risks, uncertainties and factors associated with the following:

Financing for our retail customers may be limited, which could affect our sales volume.

Our retail customers generally secure financing from third party lenders, which have been negatively affected by adverse loan experience. Several major lenders, which had provided financing for our customers, have withdrawn from the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. Financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2006 and 2005, for example, we experienced an increase in prices of our raw materials of approximately 5% and 6%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated in recent months, three of the most important raw materials used in our operations, lumber, gypsum wallboard and insulation, have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

Reduced availability of wholesale financing may adversely affect our inventory levels of new homes.

We finance a portion of our new inventory at our retail superstores through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. Since the beginning of the industry downturn in 1999, several major floor plan lenders have exited the floor plan financing business. Although we currently have a floor plan facility with a financial institution totaling $70.0 million, there can be no assurance that we will continue to have access to such facility or that we will not be forced to reduce our new home inventory at our retail superstores.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the first quarter of fiscal 2007 and 2006, net losses incurred under these repurchase agreements totaled $26,000 and $65,000, respectively.

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

Approximately 52% of our outstanding common stock is beneficially owned or controlled by our Chairman Emeritus, Lee Posey, and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

If inflation increases, we may not be able to offset inflation through increased selling prices.

If there is a material increase in inflation in the future, it is unlikely that we will be able to increase our selling prices to completely offset the material increase in inflation and as a result, our operating results may be adversely affected.

The manufactured housing industry is highly competitive and some of our competitors have stronger balance sheets and cash flow, as well as greater access to capital, then we do. As a result of these competitive conditions, we may not be able to sustain past levels of sales or profitability.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In first quarter of fiscal 2007, 24.7% of our revenues were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

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

In the first quarter of fiscal 2007, approximately 24.7% of our revenues were generated in Florida and approximately 18.1% of our revenues were generated in Texas. A decline in the demand for manufactured housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.

We face increased competition from on site builders of residential housing, which may reduce our revenues.

Our homes compete with homes that are built on site. The sales of site built homes are declining, which is resulting in more site built homes being available at lower prices. The decreased price of site built homes could make them more competitive with our homes. As a result, the sales of our homes could decrease, which could negatively impact our results of operations.

We are a limited partner in BSM Financial, L.P. and if its business is adversely affected, our results of operations may also be adversely affected.

We have an investment of approximately $4.5 million in a mortgage banking firm, BSM Financial L.P. Through our investment as the sole limited partner in BSM, we offer conforming and non-conforming mortgages. As a limited partner, we do not have the legal authority to manage or control BSM’s operations. Therefore, if BSM’s operations are not financially successful or their portfolio does not perform as expected, our results of operations may also be adversely affected and we could lose some or all of our investment in BSM.

Item 3. Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of June 30, 2006 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.8 million.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of June 30, 2006 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.1 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of June 30, 2006 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of June 30, 2006. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings - Not applicable

Item 2. Unregistered Sales of Equity in Securities and Use of Proceeds - Not applicable

Item 3. Defaults upon Senior Securities - Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on July 26, 2006.

b)	The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

Larry H. Keener

Lee Posey

Jerry D. Mallonee

Frederick R. Meyer

Elysia Holt Ragusa

Walter D. Rosenberg, Jr.

A. Gary Shilling

William R. Thomas

W. Christopher Wellborn

John H. Wilson

c)	The tabulation of votes for each Director nominee was as follows:

Election of Directors:	For	Withheld
Larry H. Keener	21,578,188	8,586
Lee Posey	21,574,490	9,284
Jerry D. Mallonee	21,578,340	5,434
Frederick R. Meyer	21,575,126	8,648
Elysia Holt Ragusa	21,578,203	5,571
Walter D. Rosenberg, Jr.	21,223,146	310,628
A. Gary Shilling	21,546,779	36,995
William R. Thomas	21,229,155	354,619
W. Christopher Wellborn	21,577,998	5,776
John H. Wilson	21,575,492	8,282

d)	To appoint Ernst & Young LLP as independent auditors for the year ending March 30, 2007.

For	Withheld	Abstaining
21,578,608	4,517	649

Item 5. Other information – Not applicable

Item 6. Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2006

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer