Form 10-Q
period 2006-09-29
PALM HARBOR HOMES INC /FL/
filed 2006-11-03
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Shares of common stock $.01 par value, outstanding on November 3, 2006 – 22,831,240.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 29, 2006	March 31, 2006
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$46,378	$73,407
Restricted cash	30,515	18,207
Investments	23,982	24,744
Trade receivables	47,860	54,901
Consumer loans receivable, net	196,239	163,112
Inventories	150,524	149,568
Prepaid expenses and other assets	26,401	14,974
Deferred income taxes	12,105	11,120
Property, plant and equipment, net	64,402	65,512
Goodwill	78,506	78,506

Total assets	$676,912	$654,051

Liabilities and shareholders’ equity
Accounts payable	$29,194	$31,120
Accrued liabilities	94,272	104,207
Floor plan payable	42,648	37,908
Warehouse revolving debt	76,654	37,413
Securitized financing	98,010	105,379
Convertible senior notes	75,000	75,000

Total liabilities	415,778	391,027

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	223,129	224,854
Accumulated other comprehensive income (loss)	(135)	114

	277,382	279,356
Less treasury shares	(16,200)	(16,200)
Unearned compensation	(48)	(132)

Total shareholders’ equity	261,134	263,024

Total liabilities and shareholders’ equity	$676,912	$654,051

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 29, 2006	September 23, 2005	September 29, 2006	September 23, 2005
Net sales	$179,409	$171,005	$373,939	$337,166
Cost of sales	138,784	127,733	281,826	251,297
Selling, general and administrative expenses	42,277	39,896	86,280	77,973

Income (loss) from operations	(1,652)	3,376	5,833	7,896

Interest expense	(3,702)	(2,856)	(7,124)	(5,775)
Impairment of limited partnership	(4,385)	—	(4,385)	—
Equity in earnings (loss) of limited partnership	(150)	475	(324)	1,029
Interest income and other	1,092	716	2,296	2,805

Income (loss) before income taxes	(8,797)	1,711	(3,704)	5,955

Income tax benefit (expense)	3,518	(700)	1,981	(2,313)

Net income (loss)	$(5,279)	$1,011	$(1,723)	$3,642

Net income (loss) per common share – basic and diluted	$(0.23)	$0.04	$(0.08)	$0.16

Weighted average common shares outstanding – basic and diluted	22,831	22,823	22,831	22,823

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	September 29, 2006	September 23, 2005
Operating Activities
Net income (loss)	$(1,723)	$3,642
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,814	5,741
Provision for credit losses	1,982	1,709
Loss (gain) on disposition of assets	717	(401)
Provision for long-term incentive plan	85	47
Impairment of limited partnership	4,385	—
Deferred income taxes	(985)	(303)
Equity in loss (earnings) of limited partnership	324	(1,029)
Changes in operating assets and liabilities:
Restricted cash	(12,308)	(3,048)
Trade receivables	10,473	5,548
Consumer loans originated for investment	(50,808)	(28,081)
Principal payments on consumer loans originated	12,128	10,131
Inventories	(956)	(1,388)
Prepaid expenses and other assets	(16,286)	(2,415)
Accounts payable and accrued expenses	(11,843)	23,696

Net cash (used in) provided by operating activities	(60,002)	13,849

Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(3,986)	(1,199)
Purchases of investments	(4,791)	(5,881)
Sales of investments	5,138	3,030

Net cash (used in) provided by investing activities	(3,639)	(4,050)

Financing Activities
Net proceeds from (payments on) floor plan payable	4,740	(4,215)
Net proceeds (payments on) from warehouse revolving debt	39,241	(94,097)
Proceeds from securitized financing	—	118,440
Payments on securitized financing	(7,369)	(4,278)

Net cash provided by financing activities	36,612	15,850

Net (decrease) increase in cash and cash equivalents	(27,029)	25,649
Cash and cash equivalents at beginning of period	73,407	46,197

Cash and cash equivalents at end of period	$46,378	$71,846

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,555	$5,231
Income taxes	3,787	434

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

2.	Inventories

Inventories consist of the following (in thousands):

	September 29, 2006	March 31, 2006
Raw materials	$14,055	$14,392
Work in process	12,568	12,752
Finished goods – factory-built	3,950	3,675
Finished goods – retail	119,951	118,749

	$150,524	$149,568

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which was being accounted for using the equity method of accounting.

During the second quarter of fiscal year 2007, the Company filed a petition for the dissolution of its partnership with BSM. The investment in BSM of $4.4 million was written off effective September 29, 2006. Subsequent to September 29, 2006, the Company received a countersuit from BSM alleging, among other things, breach of contract and related claims. The Company intends to vigorously defend itself against these claims and pursue its own claims. The revenues and income (loss) of the limited partnership were as follows for the three and six month periods ended September 29, 2006 and September 23, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2006	September 23, 2005	September 29, 2006	September 23, 2005
Revenues	$10,092	$15,593	$25,220	$28,006
Net income (loss)	(300)	950	(648)	2,058

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	September 29, 2006	March 31, 2006
Consumer loans held for investment	$88,160	$46,256
Consumer loans securitzed	120,945	128,052
Less: Financed loan points	(5,713)	(4,835)
Less: Allowance for loan losses	(7,153)	(6,361)

Consumer loans receivable, net	$196,239	$163,112

The allowance for loan losses and related additions and deductions to the allowance during the six months ended September 29, 2006 and September 23, 2005 are as follows (in thousands):

	September 29, 2006	September 23, 2005
Allowance for loan losses, beginning of period	$6,361	$5,365
Provision for credit losses	1,982	1,709
Loans charged off, net of recoveries	(1,190)	(1,230)

Allowance for loan losses, end of period	$7,153	$5,844

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility, expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at September 29, 2006) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of September 29, 2006. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of September 29, 2006, the Company was not in compliance with the minimum net profitability covenant. The Company is required to maintain a minimum net profitability of $7.5 million in total for the most recent four quarters. The Company obtained a waiver from the financial institution for the quarter ended September 29, 2006. The Company does not expect to be in compliance with the covenant in the third quarter and has also obtained a waiver for the third quarter ending December 29, 2006. In the event the Company is not in compliance with any of its floor plan facility requirements in the future, it would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $42.6 million and $37.9 million outstanding under its floor plan credit facility at September 29, 2006 and March 31, 2006, respectively.

6.	Debt Obligations

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For the six-month periods ended September 29, 2006 and September 23, 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

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

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $125.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (5.375% as of September 29, 2006) plus 1.25%. The facility terminates March 16, 2007; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 88% against the outstanding principal balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of completion. CountryPlace had outstanding borrowings under the warehouse facility of $76.7 million as of September 29, 2006 and $37.4 million as of March 31, 2006. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholders’ equity for CountryPlace and a minimum capitalization for CountryPlace, which is customary in the industry. As of September 29, 2006, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $125.0 million, CountryPlace would have to originate an additional $53.4 million of new loans, of which $7.1 million would have to be funded through the Company’s operations.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.	Other Comprehensive Income (Loss)

The difference between net income (loss) and total comprehensive income (loss) for the three and six months ended September 29, 2006 and September 23, 2005 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2006	September 23, 2005	September 29, 2006	September 23, 2005
Net income (loss)	$(5,279)	$1,011	$(1,723)	$3,642
Unrealized gain (loss) on securities available-for- sale, net of tax	271	270	(249)	307
Change in fair value of interest rate hedge, net of tax	—	—	—	(1,088)

Comprehensive income (loss)	$(5,008)	$1,281	$(1,972)	$2,861

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At September 29, 2006, the Company estimates that its potential obligations under all repurchase agreements were approximately $27.5 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at September 29, 2006 and September 23, 2005 (in thousands):

	September 29, 2006	September 23, 2005
Accrued warranty balance, beginning of period	$7,354	$5,406
Net warranty expense provided	12,161	9,034
Cash warranty payments	(13,092)	(8,931)

Accrued warranty balance, end of period	$6,423	$5,509

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

10.	New Accounting Pronouncement

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R permits entities to use any option-pricing model that meets the fair value objective in the statement. The Company adopted SFAS 123R in the first quarter of fiscal 2007. The adoption of the standard did not have a material impact on the Company’s consolidated financial position or results of operations.

11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and six months ended September 29, 2006 and September 23, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	September 29, 2006	September 23, 2005	September 29, 2006	September 23, 2005
Net sales
Factory-built housing	$170,295	$163,255	$356,191	$322,067
Financial services	9,114	7,750	17,748	15,099

	$179,409	$171,005	$373,939	$337,166

Income (loss) from operations
Factory-built housing	$(175)	$5,671	$8,230	$11,228
Financial services	4,326	3,143	8,307	6,630
General corporate expenses	(5,803)	(5,438)	(10,704)	(9,962)

	$(1,652)	$3,376	$5,833	$7,896

Interest expense	$(3,702)	$(2,856)	$(7,124)	$(5,775)
Impairment of limited partnership	(4,385)	—	(4,385)	—
Equity in earnings (loss) of limited partnership	(150)	475	(324)	1,029
Interest income and other	1,092	716	2,296	2,805

Income (loss) before income taxes	$(8,797)	$1,711	$(3,704)	$5,955

PART I. Financial Information

Item 1. Financial Statements

See pages 1 through 8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel financing and insurance. As of September 29, 2006, we operated 16 manufacturing facilities that sell homes through 111 company-owned retail superstores and builder locations and approximately 350 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home loans to purchasers of factory built homes sold by Company-owned retail superstores and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized. We also provide property and casualty insurance for owners of manufactured homes through our wholly-owned subsidiary, Standard Casualty.

During fiscal 2005, we began to serve as a general contractor with respect to virtually all aspects of the sale and construction process in certain regions of the country. This could include foundation work, driveways, landscape installations and other amenities the customer requests to complete the home. We anticipate expanding this role to additional geographic regions in future periods. During the second quarter of fiscal 2007, we completed 228 jobs for our company-owned retail superstores and builder locations and 82 for independent dealers, builders and developers.

The traditional HUD manufactured housing industry has continued to falter through the summer months and a meaningful recovery has yet to gain traction. We remain focused on managing the fundamental aspects of our business that we can control. Our modular business continues to thrive and we are pleased with the trends and growth for our modular products. However, at the beginning of the second fiscal quarter, we noted that the pace of growth in our traditional HUD business was slowing down as indicated by backlog levels and incoming order rates. As previously announced, in response to this trend, we have reduced our retail housing operations by eight stores and closed one less-than-efficient factory. We believe we have taken the right steps to more effectively balance our manufacturing and distribution capacity with the current needs of the market.

We continue to focus on cost management as well as opportunities surrounding our modular product. Our modular product line allows us to reach a high quality, credit worthy customer base and continue to grow our business in a declining manufactured housing industry. Revenues for modular products were up 63% through the first half of fiscal 2007 and now account for 30% of our recurring revenues.

CountryPlace originated $26.3 million in new chattel loans this quarter. We will continue to execute our strategy of expanding our consumer financing capabilities through CountryPlace. For the second quarter, 27% of our retail customers were financed by CountryPlace. We have filed a petition for the dissolution of our partnership with BSM Financial, L.P., a conventional real estate mortgage bank of which we are the 50% sole limited partner. During the second quarter, we wrote off our investment in BSM of $4.4 million. Subsequent to September 29, 2006, we received a countersuit from BSM alleging, among other things, breach of contract and related claims. We intend to vigorously defend ourselves against these claims and pursue our own claims.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	September 29, 2006	September 23, 2005	September 29, 2006	September 23, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.4	74.7	75.4	74.5

Gross profit	22.6	25.3	24.6	25.5
Selling, general and administrative expenses	23.6	23.3	23.1	23.1

Income (loss) from operations	(1.0)	2.0	1.5	2.4
Interest expense	(2.0)	(1.7)	(1.8)	(1.7)
Impairment of limited partnership	(2.4)	—	(1.2)	—
Equity in earnings (loss) of limited partnership	(0.1)	0.4	(0.1)	0.8
Interest income and other	0.6	0.3	0.6	0.3

Income (loss) before income taxes	(4.9)	1.0	(1.0)	1.8
Income tax (expense) benefit	2.0	(0.4)	0.5	(0.7)

Net income (loss)	(2.9)%	0.6%	(0.5)%	1.1%

The following table summarizes certain key sales statistics as of and for the three and six months ended September 29, 2006 and September 23, 2005.

	Three Months Ended		Six Months Ended
	September 29, 2006	September 23, 2005	September 29, 2006	September 23, 2005
Homes sold through Company-owned retail superstores and builder locations	1,085	1,092	2,292	2,267
Homes sold to independent dealers, builders and developers	724	911	1,688	1,851
Total new factory-built homes sold	1,809	2,003	3,980	4,118
Average new manufactured home price – retail	$82,000	$77,000	$79,000	$76,000
Average new manufactured home price – wholesale	$67,000	$62,000	$65,000	$61,000
Average new modular home price – retail	$163,000	$143,000	$163,000	$145,000
Average new modular home price – wholesale	$81,000	$75,000	$80,000	$75,000
Number of Company-owned retail superstores at end of period	107	114	107	114
Number of Company-owned builder locations at end of period	4	4	4	4

Three Months Ended September 29, 2006 Compared to Three Months Ended September 23, 2005

Net Sales. Net sales increased 4.9% to $179.4 million in the second quarter of fiscal 2007 from $171.0 million in the second quarter of fiscal 2006. Net sales for the factory-built housing segment increased $7.0 million primarily due to increases in the average selling prices of new modular and manufactured homes sold in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. The average retail selling price of a new manufactured home increased 6.5% from $77,000 in the second quarter of fiscal 2006 to $82,000 in the second quarter of fiscal 2007 and the average retail selling price of a new modular home increased 14.0% from $143,000 in the second quarter of fiscal 2006 to $163,000 in the second quarter of fiscal 2007. In addition, the average wholesale selling price of a new manufactured home increased 8.1% from $62,000 in the second quarter of fiscal 2006 to $67,000 in the second quarter of fiscal 2007. These increases in average selling price are the result of customers purchasing larger, more complex homes as well as the pass through of rising material prices. This increase in average selling prices is offset by a decrease of 9.6% in the number of homes sold. Sales to independent dealers, builders and developers comprise 40.0% of total factory-built homes sold for the second quarter of fiscal 2007 as compared to 45.5% in the second quarter of fiscal 2006. Financial services revenue increased $1.4 million reflecting an increase in interest income resulting from an increase in consumer loans receivable from $148.9 million at September 23, 2005 to $196.2 million at September 29, 2006.

Gross Profit. In the quarter ended September 29, 2006, gross profit decreased to $40.6 million, or 22.6% of net sales, from $43.3 million, or 25.3% of net sales, in the quarter ended September 23, 2005. Gross profit for the factory-built housing segment decreased from 23.3% of net sales in the second quarter of fiscal 2006 compared to 20.1% in the second quarter of fiscal 2007. Excluding the charges for closed retail stores and the one closed factory of $1.6 million, gross profit would have been 23.5% for the quarter. The internalization rate, which is the percentage of factory-built homes we manufactured and sold through our company-owned retail superstores and builder locations, declined from 60% in the second quarter of fiscal 2006 to 59% in the second quarter of fiscal 2007. Gross profit for the financial services segment increased $1.3 million due to the increase in financial services revenue as explained above.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses remained essentially flat at 23.6% in the second quarter of fiscal 2007 compared to 23.3% in the second quarter of fiscal 2006. Selling, general and administrative expenses increased to $42.2 million in the quarter ended September 29, 2006 from $39.9 million for the quarter ended September 23, 2005. Selling, general and administrative expenses for factory built housing increased $1.8 million, general corporate purposes increased $0.4 million and financial services increased $0.2 million. The increase in factory-built housing expense is due to the one time charges for closing the eight retail stores and one factory of $2.4 million. Excluding the restructuring charges, selling, general and administrative expenses would have decreased from prior year and represented 22.2% of net sales for the second quarter of fiscal 2007.

Interest Expense. Interest expense increased 27.6% to $3.7 million in the second quarter of fiscal 2007 as compared to $2.9 million in the second quarter of fiscal 2006. This increase was due to the increase in floor plan payable and warehouse revolving debt principal balance during the second quarter of fiscal 2007 compared to second quarter of fiscal 2006. The increase in the prime rate to 8.25% versus 6.75% also contributed to the increase.

Equity in Earnings (Loss) of Limited Partnership. Loss in limited partnership was $0.2 million in the second quarter of fiscal 2007 as compared to earnings of $0.5 million in the second quarter of fiscal 2006.

Impairment of Limited Partnership. During the second quarter of fiscal year 2007, we filed a petition for dissolution of our partnership with BSM. The investment in BSM of $4.4 million as of September 2006 was written off effective September 29, 2006. Subsequent to September 29, 2006, we received a countersuit from BSM alleging, among other things, breach of contract and related claims. We intend to vigorously defend ourselves against these claims and pursue our own claims.

Interest Income and Other. Interest income and other increased $0.4 million to $1.1 million in the second quarter of fiscal 2007 as compared to $0.7 million in the second quarter of 2006. This increase resulted from higher interest rates.

Six Months Ended September 29, 2006 Compared to Six Months Ended September 23, 2005

Net Sales. Net sales increased 10.9% to $373.9 million in the first six months of fiscal 2007 from $337.2 million in the first six months of fiscal 2006. Net sales for the factory-built housing segment increased $34.1 million primarily due to increases in the average retail selling prices of new modular and manufactured homes as well as a shift in product mix to modular homes which have a higher average selling price. Modular homes comprised 25.9% of total factory-built home sales in the first six months of fiscal 2007 as compared to 17.3% in the first six months of fiscal 2006. The average wholesale selling price of a new manufactured home increased 6.6% from $61,000 in the first six months of fiscal 2006 to $65,000 in the first six months of fiscal 2007. The average retail selling price of a manufactured home increased 4.0% to $79,000 in the first six months of fiscal 2007 from $76,000 in the first six months of fiscal 2006. The increases in average selling price of new manufactured and modular homes resulted primarily from customers purchasing larger, more complex homes as well as the pass through of rising material prices. Sales to independent dealers, builders and developers decreased 8.8% and comprise 42.4% of total factory-built homes sold for the first six months of fiscal 2007 as compared to 44.9% in the first six months of fiscal 2006. Financial services revenue increased $2.6 million reflecting an increase in interest income resulting from an increase in consumer loans receivable from $148.9 million at September 23, 2005 to $196.2 million at September 29, 2006.

Gross Profit. For the six months ended September 29, 2006, gross profit as a percentage of net sales declined slightly to 24.6%, or $92.1 million, from 25.5%, or $85.9 million, in the six months ended September 23, 2005. Including the charges for the closed retail stores and the one closed factory of $1.6 million, gross profit for the factory-built housing segment declined slightly from 23.4% of net sales for the first six months of fiscal 2006 to 22.4% for the first six months of fiscal 2007. Gross profit for the financial services segment increased $2.1 million due to the increase in net sales as explained above and offset by losses incurred at Standard Casualty as a result of hurricane Rita, during 2005.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses remained flat at 23.1% for the first six months of fiscal 2007 and the first six months of fiscal 2006. Selling, general and administrative expenses increased from $78.0 million in the six months ended September 23, 2005 to $86.3 million in the six months ended September 29, 2006. Selling, general and administrative expenses for factory-built housing increased $6.1 million, for general corporate purposes increased by $1.8 million and for financial services increased by $0.4 million. The increase in factory-built housing expense is primarily due to the charge of $2.4 million for closing of the eight retail stores and one factory. The increase in general corporate expenses is due primarily to increases in compensation-related costs. Without the restructuring charges, selling, general and administrative expenses would have decreased to 22.4% as a percentage of net sales for the first six months of fiscal 2007, a decrease from the first six months of fiscal 2006.

Interest Expense. Interest expense increased 22.4% to $7.1 million for the six months ended September 29, 2006 from $5.8 million for the six months ended September 23, 2005. This increase is primarily the result of an increase in the interest expense relating to the securitized loans of $1.1 million. In May of fiscal 2006, we completed our initial securitization by issuing bonds totaling $118.4 million.

Equity in Earnings (Loss) of Limited Partnership. Equity in earnings (loss) in limited partnership was $0.3 million for the first six months of fiscal 2007 compared to earnings of $1.0 million in the first six months of fiscal 2006.

Impairment of Limited Partnership. During the second quarter of fiscal year 2007, we filed a petition for dissolution of our partnership with BSM. The investment in BSM of $4.4 million as of September 2006 was written off effective September 29, 2006. Subsequent to September 29, 2006, we received a countersuit from BSM, alleging among other things, breach of contract and related claims. We intend to vigorously defend ourselves against these claims and pursue our own claims.

Interest Income and Other. Interest income and other decreased $0.5 million to $2.3 million for the six months ended September 29, 2006 as compared to $2.8 million for the six months ended September 23, 2005. This decrease was primarily due to income earned on a real estate investment totaling $1.5 million in the first quarter of fiscal 2006 offset by the increase in interest income due to higher interest rates.

Liquidity and Capital Resources

Net cash used in operating activities was $60.0 million in the first six months of fiscal 2007 compared to $13.8 million provided by operating activities in the first six months of fiscal 2006. The $73.8 million increase in net cash used in operating activities is primarily the result of $9.3 million in restricted cash relating to customer deposits held in trust accounts and letters of credit supporting insurance policies, $11.0 million in our construction lending program, $22.7 million in consumer loans originated by CountryPlace, and $35.5 million decrease in accounts payable and accrued liabilities.

Net cash used in investing activities decreased to $3.6 million in the first six months of fiscal 2007 as compared to $4.1 million in the first six months of fiscal 2006. This decrease in cash used in investing was primarily due to the additional purchase of property, plant and equipment of $2.8 million offset by an increase in sales of available for sale investments.

Net cash provided by financing activities totaled $36.6 million in the first six months of fiscal 2007 compared to $15.9 million in the first six months of fiscal 2006. The $20.8 million increase in cash provided by financing activities is the result of an increase in proceeds from the floor plan of $9.0 million and an increase in the proceeds from the CountryPlace warehouse revolving debt and securitized debt of $11.8 million. In fiscal 2006, we completed our initial securitization by issuing bonds totaling $118.4 million and used a portion of the proceeds to reduce our warehouse debt.

We have an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at September 29, 2006) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which we had none as of September 29, 2006. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of September 29, 2006, we were not in compliance with the minimum net profitability covenant. We are required to maintain a minimum net profitability of $7.5 million in total for the most recent four quarters. We obtained a waiver from the financial institution for the quarter ended September 29, 2006. We do not expect to be in compliance with this covenant in the third quarter and have also obtained a waiver for the third quarter ending December 29, 2006. In the event we are not in compliance with any of our floor plan facility requirements in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $42.6 million and $37.9 million outstanding under our floor plan credit facility at September 29, 2006 and March 31, 2006, respectively.

On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, we filed a shelf registration statement covering resales of the Notes and the shares of Palm Harbor’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies. For the six-month periods ended September 29, 2006 and September 23, 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

CountryPlace has an agreement with a financial institution for a $125.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (5.375% at September 29, 2006) plus 1.25%. The facility provides for an advance of 88% against the outstanding principle balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of completion. CountryPlace had outstanding borrowings under the warehouse facility of $76.7 million as of September 29, 2006 and $37.4 million as of March 31, 2006. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of September 29, 2006, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $125.0 million, CountryPlace would have to originate an additional $53.4 million of new loans, of which $7.1 million would have to be funded through the Company’s operations.

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

Our retail customers, who do not use BSM or CPM, generally either pay cash or secure financing from third party lenders, which have been negatively affected by adverse loan experience. Several major lenders, which had provided financing for our customers, have withdrawn from the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. Financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

If CountryPlace is unable to adequately and timely service its loans, it may adversely affect its results of operations.

Although CountryPlace has originated loans since 1995, it has limited loan servicing and collections experience. In 2002, it implemented new systems to service and collect the portfolio of loans it originates. The management of CountryPlace has industry experience in managing,

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

servicing and collecting loan portfolios; however, many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. If there is a substantial increase in the delinquency rate that results from improper servicing or loan performance, the profitability and cash flow from the loan portfolio in CountryPlace could adversely affect CountryPlace’s ability to continue to securitize its loans.

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

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the second quarter of fiscal 2007 and 2006, net losses incurred under these repurchase agreements totaled $0 and $1,000, respectively.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2006 and 2005, for example, we experienced an increase in prices of our raw materials of approximately 5% and 6%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs are currently at a five year low, three of the most important raw materials used in our operations, lumber, gypsum wallboard and insulation, have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In second quarter of fiscal 2007, 21.3% of our revenues were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

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

In the second quarter of fiscal 2007, approximately 21.3% of our revenues were generated in Florida and approximately 23.1% of our revenues were generated in Texas. A decline in the demand for manufactured housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.

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

Item 3. Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of September 29, 2006 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.2 million.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of September 29, 2006 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.4 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of September 29, 2006 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of September 29, 2006. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of September 29, 2006.

There has been no change to our internal control over financial reporting during the quarter ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings - Not applicable

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds - Not applicable

Item 3.	Defaults upon Senior Securities - Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable

Item 5.	Other information – Not applicable

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2006

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and
Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief
Executive Officer