Form 10-Q
period 2006-12-29
PALM HARBOR HOMES INC /FL/
filed 2007-02-05
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2006

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

Shares of common stock $.01 par value, outstanding on February 5, 2007 – 22,851,793.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 29, 2006	March 31, 2006
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$47,850	$73,407
Restricted cash	29,996	18,207
Investments	21,984	24,744
Trade receivables	34,907	50,553
Consumer loans receivable, net	215,802	167,466
Inventories	140,007	149,568
Prepaid expenses and other assets	14,097	14,014
Deferred income taxes	12,311	11,120
Property, plant and equipment, net	62,864	65,512
Goodwill	78,506	78,506

Total assets	$658,324	$653,097

Liabilities and shareholders’ equity
Accounts payable	$16,995	$31,120
Accrued liabilities	77,844	103,253
Floor plan payable	43,959	37,908
Warehouse revolving debt	91,372	37,413
Securitized financing	94,727	105,379
Convertible senior notes	75,000	75,000

Total liabilities	399,897	390,073

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,149	54,149
Retained earnings	220,516	224,854
Accumulated other comprehensive income (loss)	(284)	114

	274,620	279,356
Less treasury shares	(15,896)	(16,200)
Unearned compensation	(297)	(132)

Total shareholders’ equity	258,427	263,024

Total liabilities and shareholders’ equity	$658,324	$653,097

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Net sales	$151,402	$193,193	$525,341	$530,359
Cost of sales	115,568	143,368	397,394	394,665
Selling, general and administrative expenses	36,577	40,909	122,857	118,882

Income (loss) from operations	(743)	8,916	5,090	16,812

Interest expense	(4,174)	(2,916)	(11,298)	(8,691)
Impairment of limited partnership	—	—	(4,385)	—
Equity in earnings (loss) of limited partnership	—	200	(324)	1,229
Interest income and other	1,249	957	3,545	3,763

Income (loss) before income taxes	(3,668)	7,157	(7,372)	13,113

Income tax benefit (expense)	1,052	(2,885)	3,033	(5,199)

Net income (loss)	$(2,616)	$4,272	$(4,339)	$7,914

Net income (loss) per common share:
Basic	$(0.11)	$0.19	$(0.19)	$0.35

Assuming dilution	$(0.11)	$0.18	$(0.19)	$0.35

Weighted average common shares outstanding:
Basic	22,852	22,832	22,852	22,832

Assuming dilution	22,852	25,726	22,852	22,832

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December 29, 2006	December 30, 2005
Operating Activities
Net income (loss)	$(4,339)	$7,914
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,068	8,444
Provision for credit losses	2,911	2,486
Loss (gain) on disposition of assets	717	(1,540)
Gain on sale of short-term investments	(345)	—
Provision for long-term incentive plan	139	73
Impairment of limited partnership	4,385	—
Deferred income taxes	(1,191)	(305)
Equity in loss (earnings) of limited partnership	324	(1,229)
Changes in operating assets and liabilities:
Restricted cash	(11,789)	(2,816)
Trade receivables	15,646	(3,334)
Consumer loans originated for investment	(71,248)	(40,043)
Principal payments on consumer loans originated	20,001	15,167
Inventories	9,561	(3,631)
Prepaid expenses and other assets	(5,454)	(1,475)
Accounts payable and accrued expenses	(39,265)	20,212

Net cash used in operating activities	(72,879)	(77)

Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(4,478)	(1,961)
Purchases of investments	(6,758)	(8,232)
Sales of investments	9,200	3,984

Net cash used in investing activities	(2,036)	(6,209)

Financing Activities
Net proceeds from (payments on) floor plan payable	6,051	(5,640)
Net proceeds from (payments on) warehouse revolving debt	53,959	(83,520)
Proceeds from securitized financing	—	118,440
Payments on securitized financing	(10,652)	(9,231)

Net cash provided by financing activities	49,358	20,049

Net increase (decrease) in cash and cash equivalents	(25,557)	13,763
Cash and cash equivalents at beginning of period	73,407	46,197

Cash and cash equivalents at end of period	$47,850	$59,960

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,070	$8,474
Income taxes	3,966	3,416

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

Certain accounts were reclassified to consumer loans receivable, net from trade receivables, prepaid expenses and other assets and accrued liabilities in the March 31, 2006 condensed consolidated balance sheet to conform to the current period’s presentation. This reclassification had no effect on previously reported operating income, net earnings or shareholders’ equity.

The Company’s fiscal year ends on the last Friday in March. The three months ended December 29, 2006 contained 13 weeks and the three months ended December 30, 2005 contained 14 weeks. The nine months ended December 29, 2006 contained 39 weeks and the nine months ended December 30, 2005 contained 40 weeks.

2.	Inventories

Inventories consist of the following (in thousands):

	December 29, 2006	March 31, 2006
Raw materials	$13,498	$14,392
Work in process	11,623	12,752
Finished goods – factory-built	2,836	3,675
Finished goods – retail	112,050	118,749

	$140,007	$149,568

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which was being accounted for using the equity method of accounting.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

During the second quarter of fiscal year 2007, the Company filed a petition for the dissolution of its partnership with BSM. The investment in BSM of $4.4 million was written off effective September 29, 2006. Subsequent to September 29, 2006, the Company received a countersuit from BSM alleging, among other things, breach of contract and related claims. The Company intends to vigorously defend itself against these claims and pursue its own claims. The revenues and net income (loss) of the limited partnership for the six months ended September 29, 2006 and September 23, 2005 were as follows (in thousands):

	Six Months Ended
	September 29, 2006	September 23, 2005
Revenues	$25,220	$28,006
Net income (loss)	(648)	2,058

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	December 29,	March 31,
	2006	2006
Consumer loans receivable	$220,960	$174,307
Land/home loan advances	8,594	4,346
Deferred financing costs, net	(6,266)	(4,826)
Allowance for loan losses	(7,486)	(6,361)

Consumer loans receivable, net	$215,802	$167,466

The allowance for loan losses and related additions and deductions to the allowance during the nine months ended December 29, 2006 and December 30, 2005 are as follows (in thousands):

	December 29, 2006	December 30, 2005
Allowance for loan losses, beginning of period	$6,361	$5,365
Provision for credit losses	2,911	2,486
Loans charged off, net of recoveries	(1,786)	(1,525)

Allowance for loan losses, end of period	$7,486	$6,326

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility, expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at December 29, 2006) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of December 29, 2006. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns and tangible

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

net worth in order to borrow against the facility. As of December 29, 2006, the Company was not in compliance with the minimum net profitability covenant. The Company is required to maintain a minimum total net profitability of $7.5 million for the most recent four quarters. The Company obtained a waiver from the financial institution for the quarter ended December 29, 2006. In the event the Company is not in compliance with any of its floor plan facility covenants in the future, it would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $44.0 million and $37.9 million outstanding under its floor plan credit facility at December 29, 2006 and March 31, 2006, respectively.

6.	Debt Obligations

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For the three months ended December 29, 2006 and the nine months ended December 29, 2006 and December 30, 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

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

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $125.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (5.375% as of December 29, 2006) plus 1.25%. The facility terminates March 16, 2007; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The Company anticipates that it will renew the facility with similar terms upon expiration in March 2007, although no assurances can be made that it will be successful in this regard. The facility provides for an advance of 88% against the outstanding principal balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

completion. CountryPlace had outstanding borrowings under the warehouse facility of $91.4 million as of December 29, 2006 and $37.4 million as of March 31, 2006. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholders’ equity for CountryPlace and a minimum capitalization for CountryPlace, which is customary in the industry. As of December 29, 2006, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $125.0 million, CountryPlace would have to originate an additional $40.1 million of new loans, of which $5.6 million would have to be funded through the Company’s operations.

7.	Other Comprehensive Income (Loss)

The difference between net income (loss) and total comprehensive income (loss) for the three and nine months ended December 29, 2006 and December 30, 2005 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Net income (loss)	$(2,616)	$4,272	$(4,339)	$7,914
Unrealized gain (loss) on securities available-for- sale, net of tax	(145)	(125)	(394)	183
Change in fair value of interest rate hedge, net of tax	(1)	—	(4)	(1,089)

Comprehensive income (loss)	$(2,762)	$4,147	$(4,737)	$7,008

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At December 29, 2006, the Company estimates that its potential obligations under all repurchase agreements were approximately $14.3 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at December 29, 2006 and December 30, 2005 (in thousands):

	December 29, 2006	December 30, 2005
Accrued warranty balance, beginning of period	$7,354	$5,406
Net warranty expense provided	17,634	14,067
Cash warranty payments	(19,530)	(13,705)

Accrued warranty balance, end of period	$5,458	$5,768

10.	Computation of Earnings Per Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is adjusted for any potential dilutive securities that were outstanding during the period. Potential dilutive securities consist of convertible senior notes, regardless of whether the market price trigger has been met. For the three and nine months ended December 29, 2006, and the nine months ended December 30, 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

For the three months ended December 30, 2005, basic and diluted earnings per share were calculated as follows:

Three months Ended
December 30, 2005
Net income	$4,272
Interest on contingently convertible senior notes, net of tax	436

Net income for diluted earnings per share calculation	$4,708

Weighted average number of common shares outstanding – basic	22,832
Incremental share effect from: Contingently convertible senior notes	2,894

Weighted average number of common shares outstanding – assuming dilution	25,726

Net income per common share:
Basic	$0.19
Assuming dilution	$0.18

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

11.	New Accounting Pronouncement

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

12.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and nine months ended December 29, 2006 and December 30, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Net sales
Factory-built housing	$141,413	$185,629	$497,604	$507,697
Financial services	9,989	7,564	27,737	22,662

	$151,402	$193,193	$525,341	$530,359

Income (loss) from operations
Factory-built housing	$(629)	$10,339	$7,600	$21,567
Financial services	5,525	3,796	13,832	10,426
General corporate expenses	(5,639)	(5,219)	(16,342)	(15,181)

	$(743)	$8,916	$5,090	$16,812

Interest expense	$(4,174)	$(2,916)	$(11,298)	$(8,691)
Impairment of limited partnership	—	—	(4,385)	—
Equity in earnings (loss) of limited partnership	—	200	(324)	1,229
Interest income and other	1,249	957	3,545	3,763

Income (loss) before income taxes	$(3,668)	$7,157	$(7,372)	$13,113

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel financing and insurance. As of December 29, 2006, we operated 15 manufacturing facilities that sell homes through 111 company-owned retail superstores and builder locations and approximately 350 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home loans to purchasers of factory built homes sold by Company-owned retail superstores and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized. We also provide property and casualty insurance for owners of manufactured homes through our wholly-owned subsidiary, Standard Casualty.

During fiscal 2005, we began to serve as a general contractor with respect to virtually all aspects of the sale and construction process in certain regions of the country. This could include foundation work, driveways, landscape installations and other amenities the customer requests to complete the home. During the third quarter of fiscal 2007, we completed 125 jobs for our company-owned retail superstores and builder locations and 55 for independent dealers, builders and developers.

During the third quarter of fiscal 2007, one of our factories was destroyed by a fire. We have business interruption and general liability insurance that will cover the losses. We expect to record the settlement in the fourth quarter of fiscal 2007.

Difficult market conditions have plagued our traditional HUD business for the past seven years. Prior to 2006, the increases in HUD code shipments to Florida, Arizona and California were the main factor in maintaining HUD shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased HUD demand in these states changed quickly. Site built homes in these states experienced rapid price appreciation driven by high land cost and speculative building, resulting in excess inventory. This has caused prices to fall and buyers and sellers are postponing their home buying decisions. It has also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. In the latest three months reported, shipments to Florida, Arizona and California were down nearly 40%.

During the second quarter of fiscal 2007, we reduced our retail housing operations by eight stores and closed one less-than-efficient factory. In response to this challenging marketplace, we have focused on ways to improve our competitive position. The modular housing industry continues to create growth opportunities for us. Our revenues for modular products were up approximately 45 percent through the first nine months of fiscal 2007 and now account for approximately 32 percent of our recurring revenues. Additionally, we are broadening our product lines of both manufactured and modular housing at both ends of the pricing spectrum, we have embarked upon a year-long television advertising campaign designed to reach creditworthy prospects who own rural land, and we continue to aid in building replacement homes for the Gulf Coast.

We will continue to execute our strategy of expanding our consumer financing capabilities through CountryPlace. CountryPlace originated $20.4 million in new chattel loans this quarter. In July 2005, CountryPlace, the only new originator of factory-built housing loans, completed an asset backed securities transaction totaling approximately $141.0 million of loans. We have now accumulated enough new loans and expect to execute a second asset backed securities transaction during the fourth quarter. For the third quarter, 23% of our retail customers were financed by CountryPlace.

During the second quarter of fiscal 2007, we filed a petition for the dissolution of our partnership with BSM Financial, L.P., a conventional real estate mortgage bank of which we are the 50% sole limited partner, and we wrote off our investment in BSM of $4.4 million. Subsequently, we received a countersuit from BSM alleging, among other things, breach of contract and related claims. We intend to vigorously defend ourselves against these claims and pursue our own claims.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3	74.2	75.6	74.4

Gross profit	23.7	25.8	24.4	25.6
Selling, general and administrative expenses	24.2	21.2	23.4	22.4

Income (loss) from operations	(0.5)	4.6	1.0	3.2
Interest expense	(2.7)	(1.5)	(2.2)	(1.6)
Impairment of limited partnership	—	—	(0.8)	—
Equity in earnings (loss) of limited partnership	—	0.1	(0.1)	0.2
Interest income and other	0.8	0.5	0.7	0.7

Income (loss) before income taxes	(2.4)	3.7	(1.4)	2.5
Income tax (expense) benefit	0.7	(1.5)	0.6	(1.0)

Net income (loss)	(1.7)%	2.2%	(0.8)%	1.5%

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 29, 2006 and December 30, 2005.

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005
Homes sold through Company - owned retail superstores and builder locations	869	1,154	3,161	3,421
Homes sold to independent dealers, builders and developers	620	1,524	2,308	3,375
Total new factory-built homes sold	1,489	2,678	5,469	6,796
Average new manufactured home price – retail	$78,000	$70,000	$78,000	$74,000
Average new manufactured home price – wholesale	$68,000	$57,000	$66,000	$59,000
Average new modular home price – retail	$171,000	$151,000	$165,000	$147,000
Average new modular home price – wholesale	$77,000	$76,000	$79,000	$75,000
Number of Company-owned retail superstores at end of period	107	111	107	111
Number of Company-owned builder locations at end of period	4	4	4	4

Our fiscal year ends on the last Friday in March. The three months ended December 29, 2006 contained 13 weeks and the three months ended December 30, 2005 contained 14 weeks. The nine months ended December 29, 2006 contained 39 weeks and the nine months ended December 30, 2005 contained 40 weeks.

Three Months Ended December 29, 2006 Compared to Three Months Ended December 30, 2005

Net Sales. Net sales decreased 21.6% to $151.4 million in the third quarter of fiscal 2007 from $193.2 million in the third quarter of fiscal 2006. This $41.8 million decrease in net sales is comprised of a $44.2 million decrease in factory-built housing revenues and a $2.4 million increase in financial services revenues. The decrease in factory-built housing revenues is the result of $12.3 million, or 445 homes, sold to FEMA in the third quarter of fiscal 2006 and a 33.3% decrease in total factory-built homes sold (excluding FEMA business) offset by an increase in the average selling prices of new manufactured and modular homes. The 33.3% decrease in total factory-built homes sold (excluding FEMA business) is largely due to a decrease in demand for HUD code homes in Florida, California and Arizona, which are typically some of our most profitable states (see the Executive Overview section above for more details). The average retail selling price of a new manufactured home increased 11.4% and a new modular home increased 13.2% while the average wholesale selling price of a new manufactured home increased 19.3% and a new modular home increased 1.3%. These increases in average selling prices are the result of customers purchasing larger, more complex homes as well as the pass through of rising material costs. The increase in financial services revenue reflects an increase in interest income resulting from an increase in consumer loans receivable from $154.1 million as of December 30, 2005 to $215.8 million as of December 29, 2006.

Gross Profit. In the quarter ended December 29, 2006, gross profit decreased to $35.8 million, or 23.7% of net sales, from $49.8 million, or 25.8% of net sales, in the quarter ended December 30, 2005. Gross profit for the factory-built housing segment decreased from 23.7% of net sales in the third quarter of fiscal 2006 compared to 20.0% in the third quarter of fiscal 2007. The decrease is directly due to a reduction in retail and wholesale deliveries in Florida, California and Arizona. Gross profit for the financial services segment increased $1.8 million due to the increase in financial services revenue as explained above in net sales.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 24.2% for the quarter ended December 29, 2006 from 21.2% for the quarter ended December 30, 2005. Selling, general and administrative expenses decreased to $36.6 million in the third quarter of fiscal 2007 as compared to $40.9 million in the third quarter of fiscal 2006. Of this $4.3 million decrease, $4.2 million was for the factory-built housing segment, $0.2 million was for general corporate purposes and the financial services segment was essentially flat. The decrease in selling, general and administrative expenses for the factory-built housing segment was largely the result of the cost savings measures taken in the second quarter of fiscal 2007 (reducing retail operations by eight stores and closing one less-than-efficient manufacturing facility) plus our ongoing cost savings efforts.

Interest Expense. Interest expense increased 43.1% to $4.2 million in the third quarter of fiscal 2007 as compared to $2.9 million in the third quarter of fiscal 2006. This is primarily due to a $1.2 million increase in interest expense on the warehouse revolving debt, which increased from $22.8 million as of December 30, 2005 to $91.4 million as of December 29, 2006.

Equity in Earnings (Loss) of Limited Partnership. Equity in earnings of limited partnership decreased from $0.2 million in the third quarter of fiscal 2006 to zero in the third quarter of fiscal 2007. As a result of our filing a petition for dissolution of our partnership with BSM in the second quarter of fiscal 2007, our equity in BSM’s earnings (loss) was not recorded for the third quarter of fiscal 2007.

Interest Income and Other. Interest income increased 30.5% to $1.2 million in the third quarter of fiscal 2007 from $1.0 million in the third quarter of fiscal 2006. This increase is due to a $0.2 million gain on the sale of available-for-sale securities.

Nine Months Ended December 29, 2006 Compared to Nine Months Ended December 30, 2005

Net Sales. Net sales decreased 0.9% to $525.3 million in the first nine months of fiscal 2007 as compared to $530.4 in the first nine months of fiscal 2006. This $5.0 million decrease in net sales is comprised of a $10.1 million decrease in factory-built housing revenues and a $5.1 million increase in financial services revenues. The decrease in factory-built housing revenues is the result of $15.4 million, or 533 homes, sold to FEMA in the first nine months of fiscal 2006 and a 12.3% decrease in total factory-built homes sold (excluding FEMA business) offset by an increase in the average selling prices of new manufactured and modular homes. The 12.7% decrease in total factory-built homes sold (excluding FEMA business) is largely due to a decrease in demand for HUD code homes in Florida, California and Arizona, which are typically some of our most profitable states (see the Executive Overview section above for more details). The average retail selling price of a new manufactured home increased 11.9% and a new modular home increased 12.2% while the average wholesale selling price of a new manufactured home increased 5.4% and a new modular home increased 5.3%. These increases in average selling prices are the result of customers purchasing larger, more complex homes as well as the pass through of rising material costs. The increase in financial services revenue reflects an increase in interest income resulting from an increase in consumer loans receivable from $154.1 million as of December 30, 2005 to $215.8 million as of December 29, 2006.

Gross Profit. For the nine months ended December 29, 2006, gross profit decreased to $127.9 million, or 24.4% of net sales, from $135.7 million, or 25.6% of net sales, in the nine months ended December 30, 2005. Gross profit for the factory-built housing segment decreased from 23.5% of net sales in the first nine months of fiscal 2006 compared to 21.7% in the first nine months of fiscal 2007. This decrease is due to the $1.6 million charge in the second quarter of fiscal 2007 to close eight retail stores and one manufacturing facility as well as the reduction in retail and wholesale deliveries in Florida, California and Arizona. Gross profit for the financial services segment increased $3.9 million due to the increase in net sales as explained above and offset by losses incurred at Standard Casualty as a result of Hurricane Rita during fiscal 2006.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 23.4% for the nine months ended December 29, 2006 from 22.4% for the nine months ended December 30, 2005. Selling, general and administrative expenses increased to $122.9 million in the first nine months of fiscal 2007 as compared to $118.9 million in the first nine months of fiscal 2006. Of this $4.0 million increase, $1.9 million was for the factory-built housing segment, $1.6 million was for general corporate purposes and $0.4 million was for the financial services segment. The increase in the factory-built housing segment was primarily due to the $2.4 million charge for closing the eight retail stores and one factory in the second quarter of fiscal 2007. The increase in general corporate expenses is due primarily to increases in advertising costs and various other administrative expenses.

Interest Expense. Interest expense increased 30.0% to $11.3 million in the first nine months of fiscal 2007 as compared to $8.7 million in the first nine months of fiscal 2006. This is due to a $1.4 million increase in interest expense on the warehouse revolving debt, which increased from $22.8 million as of December 30, 2005 to $91.4 million as of December 29, 2006 and a $1.0 million increase in interest expense on the securitized financing, which was completed in May of fiscal 2006.

Impairment of Limited Partnership and Equity in Earnings (Loss) of Limited Partnership. During the second quarter of fiscal year 2007, we filed a petition for dissolution of our partnership with BSM. The investment in BSM of $4.4 million as of September 2006 was written off effective September 29, 2006. Subsequently, we received a countersuit from BSM alleging, among other things, breach of contract and related claims. We intend to vigorously defend ourselves against these claims and pursue our own claims. As a result of our writing off our investment in BSM during the second quarter of fiscal 2007, our equity in BSM’s earnings (loss) was not recorded for the third quarter of fiscal 2007.

Interest Income and Other. Interest income decreased 5.8% to $3.5 million in the first nine months of fiscal 2007 from $3.8 million in the first nine months of fiscal 2006. This decrease was primarily due to $1.5 million earned on a real estate investment in fiscal 2006 offset by a $1.0 million increase in interest and dividend income on our cash, investments and construction lending program as well as a $0.3 million gain on the sale of available-for-sale securities.

Liquidity and Capital Resources

Net cash used in operating activities was $73.0 million in the first nine months of fiscal 2007 compared to $0.1 million in the first nine months of fiscal 2006. The $72.8 million increase in net cash used in operating activities is primarily the result of a $59.4 million decrease in accounts payable and accrued liabilities, $26.4 million increase in net consumer loans originated for investment, $9.0 million in restricted cash relating to customer deposits held in trust accounts and letters of credit supporting insurance policies, offset by a $19.0 decrease in trade receivables and a $13.1 million decrease in inventories.

Net cash used in investing activities decreased to $2.0 million in the first nine months of fiscal 2007 as compared to $6.2 million in the first nine months of fiscal 2006. Of this $4.2 million decrease in cash used in investing activities, $6.7 million was due to increased sales of investments and less purchases of investments in fiscal 2007 as compared to fiscal 2006, offset by $2.5 million in additional purchases of property, plant and equipment.

Net cash provided by financing activities totaled $49.4 million in the first nine months of fiscal 2007 compared to $20.0 million in the first nine months of fiscal 2006. The $29.3 million increase in cash provided by financing activities in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 is due to an increase in net proceeds from the securitized financing and warehouse revolving debt of $17.6 million as well as an increase in net proceeds on the floor plan payable of $11.7 million.

We have an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at December 29, 2006) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which we had none as of December 29, 2006. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns and tangible net worth in order to borrow against the facility. As of December 29, 2006, we were not in compliance with the minimum net profitability covenant. We are required to maintain a minimum total net profitability of $7.5 million for the most recent four quarters. We obtained a waiver from the financial institution for the quarter ended December 29, 2006. In the event we are not in compliance with any of our floor plan facility covenants in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $44.0 million and $37.9 million outstanding under our floor plan credit facility at December 29, 2006 and March 31, 2006, respectively.

On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, we filed a shelf registration statement covering resales of the Notes and the shares of Palm Harbor’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies. For the three months ended December 29, 2006 and the nine months ended December 29, 2006 and December 30, 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

CountryPlace has an agreement with a financial institution for a $125.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (5.375% at December 29, 2006) plus 1.25%. The facility terminates March 16, 2007; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. CountryPlace anticipates that they will renew the facility with similar terms upon expiration in March 2007, although no assurances can be made that they will be successful in this regard. The facility provides for an advance of 88% against the outstanding principle balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of completion. CountryPlace had outstanding borrowings under the warehouse facility of $91.4 million as of December 29, 2006 and $37.4 million as of March 31, 2006. The facility contains certain requirements relating to the performance and composition of the receivables pledged to the facility and financial covenants regarding the maintenance of a certain loan delinquency ratio, minimum ratio of liabilities to stockholder’s equity for CountryPlace and a minimum capitalization for CountryPlace, which are customary in the industry. As of December 29, 2006, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $125.0 million, CountryPlace would have to originate an additional $40.1 million of new loans, of which $5.6 million would have to be funded through the Company’s operations.

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

Our retail customers who do not use BSM or CPM, generally either pay cash or secure financing from third party lenders, which have been negatively affected by adverse loan experience. Several major lenders, which had provided financing for our customers, have withdrawn from the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. Financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

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

Our homes increasingly compete with homes that are built on site. The sales of site built homes are declining, which is resulting in more site built homes being available at lower prices. The decreased price of site built homes and the availability of sub prime mortgage financing could make them more competitive with our homes. As a result, the sales of our homes could decrease, which could negatively impact our results of operations.

Our business is highly cyclical, in a prolonged down cycle, highly competitive, seasonal and there may be significant fluctuations in our quarterly results.

The factory-built housing industry is highly cyclical, in a prolonged down cycle, highly competitive, seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

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

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the third quarters of fiscal 2007 and 2006, $12,000 of net gains and $71,000 of net losses, respectively, were incurred under these repurchase agreements.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2006 and 2005, for example, we experienced an increase in prices of our raw materials of approximately 5% and 6%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations, lumber, gypsum wallboard and insulation, have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the third quarter of fiscal 2007, approximately 18.7% of our revenues were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the third quarter of fiscal 2007, approximately 21.7% of our revenues were generated in Texas, approximately 18.7% were generated in Florida and approximately 10.7% were generated in Arizona. A decline in the demand for factory-built housing in these three states and/or a decline in the economies of these three states could have a material adverse effect on our results of operations.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of December 29, 2006 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.4 million.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 29, 2006 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.2 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of December 29, 2006 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

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

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of December 29, 2006. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of December 29, 2006.

There has been no change to our internal control over financial reporting during the quarter ended December 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 5, 2007

Palm Harbor Homes, Inc. (Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer