Form 10-K
period 2007-03-30
PALM HARBOR HOMES INC /FL/
filed 2007-06-05
CIK 923473

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2007

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 29, 2006, was $147,620,477 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market. As of May 29, 2007, 22,851,793 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to our Annual Meeting of Shareholders to be held July 25, 2007 are incorporated by reference in Part III.

PART I.

Item 1.	Business

General

Founded in 1977, Palm Harbor Homes, Inc. and its subsidiaries (collectively, we or Palm Harbor) are a leading manufacturer and marketer of factory-built homes in the United States. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel and mortgage bank financing as well as insurance. At March 30, 2007, we operated 14 manufacturing facilities in eight states that sell homes in 27 states through 107 of our company-owned retail superstores and builder locations and approximately 350 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace Mortgage, Ltd., we offer chattel and non-conforming land/home loans to purchasers of factory-built homes sold by company-owned retail superstores and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty Company.

Beginning in 1999, the manufactured housing industry entered a cyclical downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. Industry shipments of manufactured homes were approximately 348,700 in calendar year 1999 and have decreased 66% over the last eight years to a 45 year industry low of 117,400 in calendar year 2006. During this eight-year period, our manufactured housing shipments declined 62%.

Prior to 2006, the increases in manufactured housing shipments to Florida, Arizona and California were the main factor in maintaining industry shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased manufactured housing demand in these states changed quickly. Site built homes in these states had experienced rapid price appreciation driven by high land cost. As such, the increase in speculative building resulted in excess inventory. This has caused prices to fall and buyers and sellers are postponing their home buying decisions. It has also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. In the last six months of calendar 2006, shipments to Florida, Arizona and California were down approximately 41%.

With the manufactured housing industry not showing signs of a quick recovery, we continue to focus on growth opportunities in our modular housing business. We entered the modular home business in June 2002 when we acquired Nationwide Custom Homes (Nationwide). We have since added modular production to seven of our manufactured housing facilities. Industry shipments of modular homes were approximately 38,300 in calendar year 2006, an 11% decrease over calendar year 2005. However, our modular home sales increased approximately 34% and now account for approximately 32% of our recurring net sales.

Factory-Built Operations

Our factory-built operations consist of the production and sale of manufactured homes and modular homes. Our manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (HUD regulations) and our modular homes are built in accordance with state or local building codes. In connection with our planned strategy to create growth opportunities with modular housing, we have experienced a shift in the number of modular homes sold from 8% of total factory-built home sales in fiscal 2003 when we acquired Nationwide to 27% in fiscal 2007.

In the second quarter of fiscal 2006, the Federal Emergency Management Agency (FEMA) contracted with various factory-built housing homebuilders to produce and deliver manufactured homes in connection with its Hurricane Katrina relief efforts. We contracted with FEMA to produce and deliver 583 homes in fiscal 2006.

The following table sets forth the total factory-built homes sold as well as the number of manufacturing facilities we operated for the fiscal years indicated:

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005	March 26, 2004	March 28, 2003
Factory-built homes sold:
Single-section (1)	434	1,015	355	474	727
Multi-section	4,453	6,282	6,211	6,780	7,280
Modular	1,850	1,614	1,382	962	670

Total factory-built homes sold	6,737	8,911	7,948	8,216	8,677

Operating manufacturing facilities (at end of fiscal year)	14	18	18	19	19

(1)	Includes 583 homes sold to FEMA in fiscal 2006.

The number of operating manufacturing facilities decreased from 18 in fiscal 2006 to 14 in fiscal 2007. We closed one facility in the first quarter of fiscal 2007 that was previously idled but had been reopened for FEMA production in fiscal 2006. We closed two less-than-efficient facilities in each of the second and fourth quarters of fiscal 2007 as part of our planned strategy to more effectively balance our manufacturing and distribution capacity with the current needs of the market. One facility was destroyed by fire in the third quarter of fiscal 2007.

The principal materials used in the production of our factory-built homes include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. We believe that the materials used in the production of our factory-built homes are readily available from a wide variety of suppliers and the loss of any single supplier would not have a material adverse effect on our business. The one supplier which accounted for more than 5% of our total purchases during the fiscal year ended March 30, 2007 represented 9.1%, of our total purchases during the fiscal year ended March 30, 2007. Prices of certain materials such as lumber, gypsum, steel and insulation can fluctuate significantly due to changes in supply and demand. Although we and others in the industry typically have been able to pass higher material costs on to the consumer through price increases, such increases typically lag the escalation of material costs. No assurances can be made that we will be able to pass these costs on in future years.

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

Manufactured Homes

We manufacture single and multi-section manufactured homes under various brand names including Palm Harbor™, Masterpiece™, Keystone™, CountryPlace, River Bend and Windsor Homes™. Approximately 91% of the manufactured homes we produced in fiscal 2007 were multi-section as compared to 94% (excluding the 583 single-section homes we produced for FEMA) in fiscal 2006. We offer over 600 floor plans, ranging in size from approximately 800 to 3,200 square feet. Approximately 90% of the manufactured homes we produce are structurally or decoratively customized to the homebuyer’s specifications. Although we produce a wide price range of manufactured homes, the average retail sales price (excluding land) of our manufactured homes was approximately $79,000 during fiscal 2007.

Our homes are manufactured in indoor facilities, which have approximately 100,000 square feet of floor space and employ an average of 205 associates who generally work one shift per day, five days per week.

Construction of our homes is performed in stages using an assembly-line process. Each section is permanently attached to a steel support chassis, various components such as floors, interior and exterior walls and a roof are added and function testing is performed. We currently build a typical manufactured home in approximately five days. Our facilities have the capacity to produce an aggregate of approximately 76 sections per day. The current rate of production is 37 sections per day.

Our typical manufactured home contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms and features central air conditioning and heating, a range, refrigerator, carpeting and drapes. In addition, we offer optional amenities, including dishwashers, washers, dryers, furniture packages and specialty cabinets, as well as a wide range of colors, moldings and finishes. Optional features usually associated with site-built homes such as stone fireplaces, ceramic tile floors, showers and countertops, computer rooms, skylights, vaulted ceilings and whirlpool baths are also offered. We have a unique package of energy saving construction features referred to as “EnerGmiser™” which includes, among other things, additional insulation to reduce heating and cooling costs, which exceeds statutorily-mandated energy efficiency levels. We have been recognized as a leader in energy-efficient construction twice in the past two years. In March 2007, we were named by the U.S. Environmental Protection Agency (EPA) as a 2007 ENERGY STAR Partner of the Year for our outstanding contribution to reducing greenhouse gas emissions by building energy-efficient homes. We also received the 2006 Gold Energy Value housing Award in the factory-built home/hot climate category by the National Association of Home Builders Research Center.

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

The completed manufactured homes are transported by independent trucking companies to either the retail sales center or to the customer’s site. The transportation cost is borne by the independent retailer. Typically, independent installers or subcontractors hired by the retailers are responsible for placing the manufactured home on site, joining the interior and exterior seams, making utility hook-ups and, in certain instances, providing installation and finish-out services. However, our associates, rather than subcontractors, perform the interior and finish out services on factory-built homes sold by us. We believe our finish-out services ensure that our quality procedures are applied during the entire process and increase customer satisfaction, thereby providing us a competitive advantage.

Our backlog of manufactured housing orders as of May 29, 2007 was approximately $46.3 million, as compared to approximately $23.2 million as of May 30, 2006. Since retailers may cancel orders prior to production without penalty, we do not consider our order backlog to be firm orders; however, such cancellations rarely occur. Because of the seasonality of the manufactured housing market, the level of backlog generally declines during the winter months.

Modular Homes

We manufacture modular homes through our wholly owned subsidiary, Nationwide Custom Homes, Inc. Nationwide operates two facilities in Martinsville, Virginia, one in Arabi, Georgia, and one in Siler City, North Carolina. In addition, seven of our manufactured housing facilities produce modular homes principally under the brand name Discovery Custom Homes. We produce a wide price range of modular homes with an average retail sales price (excluding land) of $165,000 during fiscal 2007.

Our modular homes include single story ranch homes, split-levels, cape cods and two and three story homes. Like a manufactured home, a typical modular home contains two to five bedrooms, a living room, family room, dining room, kitchen, two or three bathrooms. It also features central air conditioning and heating, a range, refrigerator and carpeting, and offers optional amenities, decors, exteriors and floor plans.

Each modular home is assembled in sections. The process begins on a production line where a team of associates creates the floor and walls of the house. The section is then wheeled down a tracked path where various stages of finish are performed and components are added—from wiring and insulation early in the process to fixtures and floor coverings just prior to shipping. Modular homes are typically completed in one to two weeks.

The homes are shipped directly off the manufacturing line to either the retail superstore or the customer’s site. Once on site, the homes are typically crane set on the foundation, the roof is raised and the final seam of roof shingles along the ridges of the roofline is applied.

We have won various awards for our modular product in the past couple years. In March 2005, our Cambria model won a design award from the National Modular Housing Council for “Best Modular Home (over 1,800 square feet)—Production Category.” In September 2005, we won the Ohio Manufactured Housing Association Award for Outstanding Modular Manufacturer of the Year for enhancing the image of the manufactured and modular homes industry through outstanding customer service and business practices.

Our backlog of modular orders as of May 29, 2007, was approximately $46.3 million, as compared to approximately $54.9 million as of May 30, 2006.

Retail

Our homes are sold through a distribution network consisting of retail superstores that we own and independent dealers, builders and developers. The percentage of homes sold by our company-owned superstores was 59%, 54% (excluding the 583 homes sold to FEMA) and 60% in fiscal 2007, 2006 and 2005, respectively. The following table sets forth the number of homes we sold through each of these distribution channels, as well as the number of company-owned retail superstores and independent dealers, builders and developers during the past three fiscal years:

	March 30, 2007	March 31, 2006	March 25, 2005
Factory-built homes sold by:
Company-owned superstores and builder locations (1)	4,003	4,471	4,762
Independent dealers, builders and developers (2)	2,734	4,440	3,186

Total	6,737	8,911	7,948

Number of:
Company-owned superstores and builder locations	107	116	121
Independent dealers, builders and developers	350	350	375

Total	457	466	496

(1)	Includes 82 homes sold to FEMA in fiscal 2006.
(2)	Includes 501 homes sold to FEMA in fiscal 2006.

We first established company-owned retail superstores in 1992 and currently have 103 superstores in 20 states. A typical retail superstore consists of a sales office, which is a factory-built home, and factory-built model homes of various sizes, floor plans, features and prices. Currently, 61 of our retail superstores have modular model homes on display and many of our retail superstores also sell used and repossessed homes. Customers may purchase one of the model homes or may order a home that will be built at one of our manufacturing facilities and customized to meet their needs.

Through Nationwide, we have four builder locations in Virginia and North Carolina. Our typical builder location consists of a modular model home which serves as both a sales office and a design center which allows customers to select the floorplan and various amenities in their home.

Our independent retailer network principally consists of local dealers and builders that market land/home packages and developers of communities. No single independent retailer accounted for 5% or more of our net sales during fiscal 2007, 2006 or 2005.

Independent Dealers, Builders and Developers

Approximately 39% of the modular homes we sold in fiscal 2007 were sold through Nationwide’s independent distribution network, which consists of approximately 150 local builders and developers with whom we have developed relationships through direct marketing, trade shows, the Internet and referrals. Nationwide transports the home to the builder’s/developer’s site and the builder/developer contracts crews to lift the home with a crane onto its foundation and subsequently perform the finish-out services. Modular homes typically require a larger amount of work to be done on-site (compared to a manufactured home) to complete the production of the homes. Currently seven of our manufactured housing facilities also build modular homes and sell homes directly to builders and developers. Approximately 20% of the modular homes we sold in fiscal 2007 were sold from these seven facilities directly to builders and developers.

General Contractors

During fiscal 2005, we began to serve as a general contractor for both manufactured and modular homes with respect to virtually all aspects of the sale and construction process in certain regions of the country. This could include foundation work, driveways, landscape installations and other amenities the customer requests in addition to the home. We anticipate expanding this role to additional geographic regions in future periods. During fiscal year 2007, we completed 619 jobs for our company-owned superstores and builder locations and 346 for independent dealers, builders and developers.

Markets Served

During the fiscal year ended March 30, 2007, the percentage of our net sales by region was as follows:

Region	Primary States	Percentage of Net Sales by Region
Southeast	Florida, North Carolina, Alabama, Georgia, South Carolina, Mississippi, Tennessee, Virginia, West Virginia, Maryland, Connecticut, Delaware	44%
Central	Texas, Oklahoma, Arkansas, Louisiana	27
West	New Mexico, Arizona, California, Colorado, Oregon, Washington, Montana, Nevada, Idaho	27
Midwest	Ohio, Michigan, Indiana, Kentucky, Illinois, Pennsylvania, Missouri	2

		100%

The two states which accounted for greater than 10% of our net sales were Florida and Texas, both with 21% of total net sales.

Factory-built housing is a regional business and the primary geographic market is within a 250-mile radius for a manufactured housing facility and within a one to two day drive for a modular housing facility. Each of our manufactured housing facilities typically serves approximately 30 to 75 retailers, and the facility sales staff maintains personal contact with each retailer, whether company-owned or independent. We believe that our decentralized operations allow us to be more responsive in addressing regional customer preferences of product innovation and home design.

Consumer Financing

We maintain relationships with conventional lenders who provide two basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved and land/home and mortgage loans which finance the land, home and all improvements on the property. There are two types of mortgage loans—conforming and non-conforming. Conforming loans conform to FHA, VA, Freddie Mac and Fannie Mae standards. Generally, the type of required foundations installed must conform to Federal requirements and the borrower must meet certain criteria. Non-conforming loans are financed by a major bank or lending institution which does not require a specific foundation type and have more flexible criteria. Beginning in fiscal 2000 and continuing through fiscal 2007, many consumer lenders have tightened credit-underwriting standards which has resulted in reduced lending volumes and lower sales volumes of manufactured homes.

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

In addition, we provide financing to our customers on competitive terms through our 80% owned subsidiary, CountryPlace. Through CountryPlace, we offer customary chattel loans, non-conforming land/home loans for manufactured homes and land/home loans in various stages of completion. CountryPlace does not participate in the sub prime market. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized. We believe that providing this financing alternative to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with an additional source of earnings.

Insurance

We offer property and casualty insurance as well as extended warranties for owners of manufactured homes through our subsidiary, Standard Casualty. Standard Casualty specializes in the manufactured housing industry, primarily serving the Texas, Georgia, Arizona and New Mexico markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home dealers. All business outside the state of Texas is written on a direct basis through local agents. There are approximately 150 active producing agents.

During fiscal 2007, 61% and 91% of homeowners who purchased a home through our own retail superstores purchased property and casualty insurance and extended warranties, respectively. At the end of fiscal 2007, Standard Casualty had approximately 10,600 policies in force.

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

The risk of loss under such repurchase agreements is mitigated by the fact that (i) approximately 59% of our homes are sold through our company-owned stores for which no repurchase agreement exists; (ii) a majority of the homes we sell to independent dealers, builders and developers are pre-sold to specific retail customers; (iii) we monitor each dealer’s, builder’s and retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of dealers, builders and developers; (v) none of our independent dealers, builders and developers accounted for more than 5% of our net sales in fiscal 2007; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. We estimate that our potential obligations under such repurchase agreements were approximately $22.7 million as of March 30, 2007. During the fiscal years ended March 30, 2007, March 31, 2006 and March 25, 2005, we incurred losses under these repurchase agreements totaling $0, $157,000 and $65,000, respectively.

Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants through fiscal 2007. During this time, several major floor plan lenders have exited the wholesale financing business and a number of regional banks have either entered the retail financing business or increased their lending volumes.

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

Although many lenders to the factory-built housing industry have reduced their volume or gone out of business, there are still competitors to CountryPlace in the markets where we do business. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks. None of these competitors is considered to be dominant or to have a material impact on the financing opportunities at CountryPlace.

Business Segment Information

We operate principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. See Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2007, 2006 and 2005.

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

Cash deposits made by customers are classified as restricted cash in some states. As a result of continued governmental regulations regarding consumer protection, more states are requiring deposits to be restricted cash. See Note 1 to the Consolidated Financial Statements.

Seasonality

Our business is seasonal. Generally we experience higher sales volume during the months of March through October. Our sales are slower during the winter months and shipments can be delayed in areas of the country that experience harsh weather conditions.

Associates

As of March 30, 2007, we had approximately 3,800 associates. All of our associates are non-union. We have not experienced any labor-related work stoppages and believe that our relationship with our associates is good.

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

Our retail customers who do not use CountryPlace generally either pay cash or secure financing from third party lenders, which have been negatively affected by adverse loan experience. Several major lenders, which had previously provided financing for our customers, have exited the manufactured housing finance business.

Reduced availability of such financing is currently having an adverse effect on both the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. Financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

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

The loans that are originated by CountryPlace are funded with proceeds from its warehouse borrowing facility and borrowings from us. On July 12, 2005, CountryPlace successfully completed its initial securitization for approximately $141.0 million of loans which were funded by issuing bonds totaling approximately $118.4 million and on March 22, 2007, CountryPlace completed its second securitization for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans to be originated in the future) funded by bonds totaling approximately $101.9 million. We anticipate CountryPlace will continue to securitize its loans as a primary source of liquidity. The proceeds from future securitizations will be used to repay any borrowings from the warehouse facility and from us, as well as to originate new loans. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. Although the asset-backed securitization market for manufactured housing lenders has improved in the past year in terms of access to the markets, as well as pricing and credit enhancement levels, poor performance of any loans we may securitize in the future could harm our future access to the securitization market. If CountryPlace is unable to continue to securitize its loans on terms that are economical, or if there is a decline or interruption in the securitization market for manufactured housing loans, and if CountryPlace is unable to obtain additional sources of long-term funding, it could have a material adverse effect on our results of operations, financial condition and business prospects.

If interest rates increase, the market value of un-securitized loans and loans in the warehouse borrowing facility may be adversely affected.

Fixed rate loans originated by CountryPlace are held in a floating rate warehouse borrowing facility prior to long-term financing via securitization, exposing CountryPlace to the risk of increased interest rates between the time of loan origination and securitization. If interest rates for warehouse borrowings or term financings increase after loans are originated, the loans may suffer a decline in market value and our interest margin spreads could be reduced. From time to time, CountryPlace has entered into interest rate swap agreements to hedge its exposure to such interest rate risk associated with loans held in its warehouse borrowing facility. However, CountryPlace does not always maintain hedges or hedge the entire balances of all warehoused loans. Furthermore, interest rate swaps may be ineffective in hedging CountryPlace’s exposure to interest rate risk.

If CountryPlace is unable to adequately and timely service its loans, it may adversely affect its results of operations.

Although CountryPlace has originated loans since 1995, it has limited loan servicing and collections experience. In 2002, it implemented new systems to service and collect the portfolio of loans it originates. The management of CountryPlace has industry experience in managing, servicing and collecting loan portfolios; however, many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. If there is a substantial increase in the delinquency rate that results from improper servicing or loan performance, the profitability and cash flow from the loan portfolio could adversely affect CountryPlace’s ability to continue to securitize its loans and CountryPlace could incur additional loan losses.

We face increased competition from on site builders of residential housing, which may reduce our net sales.

Our homes increasingly compete with homes that are built on site. The sales of site built homes are declining, which is resulting in more site built homes being available at lower prices. The decreased price of site built homes and the availability of sub prime mortgage financing could make them more competitive with our homes. As a result, the sales of our homes could decrease, which could negatively impact our results of operations and liquidity.

Our business is highly cyclical, in a prolonged down cycle, highly competitive, seasonal and there may be significant fluctuations in our quarterly results.

The factory-built housing industry is highly cyclical, in a prolonged down cycle, highly competitive, and seasonal and has experienced wide fluctuations in aggregate sales in the past. We are subject to volatility in operating results due to external factors beyond our control such as:

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

Sales in our industry are also seasonal in nature, with sales of homes traditionally being stronger in the spring, summer and fall months. The cyclical and seasonal nature of our business causes our net sales and operating results to fluctuate and makes it difficult for management to forecast sales and profits in uncertain times. As a result of seasonal and cyclical downturns, results from any quarter should not be relied upon as being indicative of performance in future quarters.

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

In accordance with customary practice in the factory-built housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent dealer, builder or developer in its obligation to these credit sources, to repurchase factory-built homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased home can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of factory-built homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with independent dealers, builders and developers could result in defaults by independent dealers, builders and developers and consequently repurchase obligations on our part may be higher than has historically been the case. During fiscal 2007, 2006 and 2005, our losses incurred under these repurchase agreements totaled $0, $157,000 and $65,000, respectively.

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

Approximately 53% of our outstanding common stock is beneficially owned or controlled by our Chairman Emeritus, Lee Posey, and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

Increased prices and unavailability of raw materials could have a material adverse effect on us.

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2007, average prices of our raw materials were flat compared to fiscal 2006, however, in fiscal 2006 and 2005 we experienced an increase in the average prices of our raw materials of 5% and 6%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations—lumber, gypsum wallboard and insulation—have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In fiscal 2007, 21% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In fiscal 2007, 21% of our net sales were generated in both Florida and Texas. A decline in the demand for factory-built housing in these two states and/or a decline in the economies of these two states could have a material adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently own 18 properties upon which our manufacturing facilities are located. We own substantially all of our machinery and equipment. We believe our facilities are adequately maintained and suitable for the purposes for which they are used. Our current utilization rate at our manufacturing facilities is approximately 49%. The following table sets forth certain information with respect to properties at our manufacturing facilities:

State	City	Commencement of Production	Owned/Leased	Approximate Square Feet
Arizona	Tempe Casa Grande	1978 1997	Owned Owned	103,500 90,000

Florida	Plant City	1981 1985	Owned Owned	93,600 87,200

Georgia	Arabi LaGrange	1999 1996	Owned Owned	97,970 200,000	(1)

North Carolina	Albemarle Siler City	1994 1988 1996	Owned Owned Leased	112,700 91,200 40,000

Ohio	Sabina	1988	Owned	85,000

Oregon	Millersburg	1995	Owned	168,650

Texas	Austin Burleson Fort Worth Buda	1981 1992 1993 1993 1994	Owned Owned Owned Owned Owned	103,800 77,000 94,300 121,300 88,275	(1) (2)

Virginia	Martinsville	1969 1972 1974 1996	Owned Owned Owned Owned	43,505 148,346 56,593 75,262	(1)

(1)	Production line was idled as of March 30, 2007.
(2)	Facility was destroyed by fire on December 2, 2006.

In addition to our production facilities, we currently own properties upon which 29 of our active retail superstores are located. We also lease approximately 48,000 square feet of office space in Addison, Texas for our corporate headquarters. Our corporate headquarters lease expires in 2013.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

In late 1992, we removed an underground storage tank formerly used to store gasoline from the site of our Tempe, Arizona manufacturing facility. We are currently working in cooperation with the Arizona Department of Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. Site characterization is complicated by the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. The liability is not estimatable due to our inability to project whether any additional remediation is necessary. At this time, we do not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Fiscal 2007	High	Low
First Quarter	$22.61	$17.14
Second Quarter	17.50	14.12
Third Quarter	15.47	13.30
Fourth Quarter	14.92	12.60

Fiscal 2006	High	Low
First Quarter	$19.35	$15.28
Second Quarter	20.81	16.87
Third Quarter	20.00	17.17
Fourth Quarter	21.66	18.34

On May 29, 2007, the last reported sale price of our common stock on the Nasdaq Stock Market was $15.70. As of May 29, 2007, there were approximately 600 record holders of our common stock, and approximately 3,300 holders of the common stock overall based on an estimate of the number of individual participants represented by security position listings.

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

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total returns for us, the Standard & Poor’s MidCap 400 Composite Stock Index and our peer group, assuming the investment of $100 on March 31, 2002, and the reinvestment of dividends. The companies in our peer group are as follows: Cavalier Homes, Inc., Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Liberty Homes, Inc. and Skyline Corporation.

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to future share performance.

Item 6.	Selected Financial Data

The following table sets forth selected financial information regarding our financial position and operating results which has been extracted from our audited financial statements for the five fiscal years ended March 30, 2007. The information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes in Item 8 of this report.

	Fiscal Year Ended
	March 30, 2007 (52 weeks)	March 31, 2006 (53 weeks)	March 25, 2005 (52 weeks)	March 26, 2004 (52 weeks)	March 28, 2003 (2) (52 weeks)

	(In thousands, except per share data)
Statements of Operations:
Net sales	$661,247	$710,635	$610,538	$578,465	$573,130
Cost of sales	503,419	525,023	455,960	427,826	408,725

Gross profit	157,828	185,612	154,578	150,639	164,405
Selling, general and administrative expenses	160,016	161,154	154,931	157,414	157,474

Income (loss) from operations	(2,188)	24,458	(353)	(6,775)	6,931
Interest expense	(15,695)	(11,739)	(8,990)	(5,566)	(6,676)
Impairment of limited partnership	(4,385)	—	—	—	—
Equity in earnings (loss) of limited partnership	(324)	574	(763)	1,848	3,416
Interest income and other	4,901	5,007	4,165	1,440	1,458

Income (loss) before income taxes	(17,691)	18,300	(5,941)	(9,053)	5,129
Income tax benefit (expense)	6,126	(7,186)	2,118	3,036	(1,908)

Net income (loss)	$(11,565)	$11,114	$(3,823)	$(6,017)	$3,221

Net income (loss) per common share—basic and diluted	$(0.51)	$0.49	$(0.17)	$(0.26)	$0.14

Weighted average common shares outstanding—basic and diluted	22,852	22,831	22,832	22,857	22,913

Balance Sheet Data (1):
Total assets	$675,122	$654,051	$571,980	$521,822	$482,567
Convertible senior notes	75,000	75,000	75,000	—	—
Warehouse revolving debt	12,045	37,413	106,298	74,071	15,135
Securitized financings	194,405	105,379	—	—	—
Shareholders’ equity	250,130	263,024	252,907	256,053	260,174

Operating Data (unaudited):
Number of new factory-built homes sold (3)	6,737	8,911	7,948	8,216	8,677
Multi-section manufactured homes sold as a percentage of total manufactured homes sold	91%	86%	95%	93%	91%
Modular homes sold as a percentage of total factory-built homes sold	27%	18%	17%	12%	8%
Number of manufacturing facilities (1)	14	18	18	19	19
Number of company-owned superstores (1)	103	112	117	144	153
Number of company-owned builder locations (1)	4	4	4	5	5

(1)	As of the end of the applicable period.
(2)

On June 7, 2002, we acquired Nationwide Custom Homes, Inc., a manufacturer and marketer of modular homes. Nationwide contributed $51.2 million in net sales and $4.3 million in income from operations in fiscal 2003.

(3)	Includes 583 homes sold to FEMA in fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, chattel financing and insurance. As of March 30, 2007, we operated 14 manufacturing facilities that sell homes through 107 company-owned retail superstores and builder locations and approximately 350 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home loans to purchasers of factory-built homes sold by company-owned retail superstores and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized. We also provide property and casualty insurance for owners of manufactured homes through our wholly-owned subsidiary, Standard Casualty.

Difficult market conditions have plagued our traditional manufactured housing business since mid-1999 when the industry entered a cyclical downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. Industry shipments of manufactured homes were approximately 348,700 in calendar year 1999 and have decreased 66% over the last eight years to a 45 year industry low of 117,400 in calendar year 2006. During this eight-year period, our manufactured housing shipments declined 62%.

Prior to 2006, the increases in manufactured housing shipments to Florida, Arizona and California were the main factor in maintaining industry shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased manufactured housing demand in these states changed quickly. Site built homes in these states experienced rapid price appreciation driven by high land cost. As such, the increase in speculative building resulted in excess inventory. This has caused prices to fall and buyers and sellers are postponing their home buying decisions. It has also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. In the last six months of calendar 2006, shipments to Florida, Arizona and California were down approximately 41%.

With the manufactured housing industry not showing signs of a quick recovery, we continue to focus on growth opportunities in our modular housing business. We entered the modular home business in June 2002 when we acquired Nationwide Custom Homes (Nationwide). We have since added modular production to eight of our manufactured housing facilities. Industry shipments of modular homes were approximately 38,300 in calendar year 2006, an 11% decrease over calendar year 2005. However, our modular home sales increased 14% in fiscal 2007 with our net sales for modular products up approximately 34% and now accounting for approximately 32% of our recurring net sales.

During fiscal 2007, we decreased the number of manufacturing facilities from 18 to 14 and the number of company-owned retail superstores from 116 to 107. We closed one manufacturing facility in the first quarter of fiscal 2007 that was previously idled but had been reopened for FEMA production in fiscal 2006. We closed two less-than-efficient manufacturing facilities and 13 company-owned retail superstores in the second and fourth quarters of fiscal 2007 as part of our planned strategy to more effectively balance our manufacturing and distribution capacity with the current needs of the market. One manufacturing facility was destroyed by fire in the third quarter of fiscal 2007.

We continued to execute our plan of expanding our consumer financing capabilities through CountryPlace. On March 22, 2007, through our subsidiary CountryPlace, we successfully completed our second securitization for approximately $116.5 million of loans (including approximately $10.4 million of loans to be originated in the future) which were funded by issuing bonds totaling approximately $101.9 million. Our initial securitization for approximately $141.0 million of loans was funded by issuing bonds totaling approximately $118.4 million on July 12, 2005. The assets are chattel loans originated by company-owned retail locations with the collateral being primarily Palm Harbor manufactured homes built in company-owned factories. See “Liquidity and Capital Resources” for further details on these transactions.

During the second quarter of fiscal 2007, we filed a petition for the dissolution of our partnership with BSM Financial L.P., a conventional real estate mortgage bank of which we were the 50% sole limited partner, and we wrote off our investment in BSM of $4.4 million. Effective May 18, 2007, we have reached an agreement with BSM to terminate the partnership. As part of the agreement, both parties have agreed to mutual releases of all prior claims, counterclaims and causes of action.

Results of Operations

The following table sets forth the items in our Statements of Operations as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.1	73.9	74.7

Gross profit	23.9	26.1	25.3
Selling, general and administrative expenses	24.2	22.7	25.4

Income (loss) from operations	(0.3)	3.4	(0.1)
Interest expense	(2.4)	(1.6)	(1.5)
Impairment of limited partnership	(0.6)	—	—
Equity in earnings (loss) of limited partnership	(0.1)	0.1	(0.1)
Interest income and other	0.7	0.7	0.7

Income (loss) before income taxes	(2.7)	2.6	(1.0)
Income tax benefit (expense)	0.9	(1.0)	0.4

Net income (loss)	(1.8)%	1.6%	(0.6)%

The following table summarizes certain key sales statistics as of and for the period indicated.

	Fiscal Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005
Homes sold through company-owned retail superstores and builder locations	4,003	4,471	4,762
Homes sold to independent dealers, builders and developers	2,734	4,440	3,186
Total new factory-built homes sold	6,737	8,911	7,948
Average new manufactured home price—retail	$79,000	$74,000	$73,000
Average new manufactured home price—wholesale	$66,000	$61,000	$55,000
Average new modular home price—retail	$165,000	$149,000	$135,000
Average new modular home price—wholesale	$80,000	$77,000	$71,000
Number of company-owned retail superstores at end of period	103	112	117
Number of company-owned builder locations at end of period	4	4	4

The Company’s fiscal year ends on the last Friday in March. Fiscal years 2007 and 2005 were comprised of 52 weeks while fiscal year 2006 was comprised of 53 weeks. As a result, there was an approximately 1.9% decrease in each of the categories discussed below in the “2007 compared to 2006” section of our results of operations and an approximately 1.9% increase in each of the categories discussed below in the “2006 compared to 2005” section of our results of operations. As this change impacted all the income statement categories in a reasonably consistent manner, no separate discussion of this factor is included in this section, unless the impact of the applicable category varied from the increase described above.

2007 Compared to 2006

Net Sales. Net sales decreased 6.9% to $661.2 million in fiscal 2007 from $710.6 in fiscal 2006. This $49.4 million decrease in net sales is comprised of a $56.0 million decrease in factory-built housing net sales offset by a $6.6 million increase in financial services net sales. The decrease in factory-built housing net sales is the result of $15.9 million, or 583 homes, sold to FEMA in fiscal 2006 and a 19.1% decrease in the number of factory-built homes sold (excluding FEMA business) offset by an increase in the average selling prices of new manufactured and modular homes. The 19.1% decrease in total factory-built homes (excluding FEMA business) is largely due to a decrease in demand for HUD code homes in Florida, California and Arizona, which are typically some of our most profitable states (see Executive Overview section above for more details). The average retail selling price of a new manufactured home increased 6.8% and a new modular home increased 10.7% while the average wholesale selling price of a new manufactured home increased 8.2% and a new modular home increased 3.9%. These increases in average selling prices are the result of customers purchasing larger, more complex homes. The increase in financial services net sales of $6.6 million reflects an increase in interest income resulting from an increase in consumer loans receivable, net from $167.5 million as of March 31, 2006 to $228.3 million as of March 30, 2007.

Gross Profit. In fiscal 2007, gross profit decreased to $157.8 million, or 23.9% of net sales, from $185.6 million, or 26.1% of net sales. Gross profit for the factory-built housing segment decreased from 23.9% of net sales in fiscal 2006 to 20.8% in fiscal 2007. This decrease is partially due to $2.4 million in charges related to closing 13 under-performing sales centers and 2 less than efficient plants in the second and fourth quarters of fiscal 2007. Excluding these charges, gross profit for the factory-built housing segment would have been 21.2%. The reduction in retail and wholesale deliveries in Florida, California and Arizona also contributed to the decrease in factory-built housing gross profit. Gross profit for the financial services segment increased $4.9 million to 73.4% of net sales in fiscal 2007, up slightly from 73.1% of net sales in fiscal 2006. This increase is due to the increase in net sales as explained above.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 24.2% for fiscal 2007 from 22.7% for fiscal 2006. In dollars, selling, general and administrative expenses decreased to $160.0 million in fiscal 2007 as compared to $161.2 million in fiscal 2006. Of this $1.2 million decrease, $4.1 million related to the factory-built housing segment and was offset by increases in general corporate expenses of $2.5 million and increases in financial services expenses of $0.5 million. Factory-built housing expenses also include $3.7 million in charges related to closing 13 under-performing sales centers and 2 less than efficient plants in the second and fourth quarters of fiscal 2007. Excluding these charges, selling, general and administrative expenses for the factory-built housing segment decreased $7.8 million. This decrease is primarily due to a reduction in performance based compensation costs, a reduction of 4 manufacturing facilities and 9 sales centers at March 30, 2007 as compared to March 31, 2006 as well as our ongoing cost savings efforts. The increase in general corporate expenses is due primarily to increases in advertising costs and various other administrative expenses.

Interest Expense. Interest expense increased 33.7% to $15.7 million in fiscal 2007 as compared to $11.7 million in fiscal 2006. This was primarily due to a $2.4 million increase in interest expense on the warehouse revolving debt, a $1.0 million increase in interest expense on the securitized financing and a $0.8 million increase in interest expense on floorplan payable. Both the interest rates on the warehouse revolving debt and the floorplan payable are variable.

Impairment of Limited Partnership and Equity in Earnings (Loss) of Limited Partnership. During the second quarter of fiscal 2007, we filed a petition for dissolution of our partnership with BSM. The investment in BSM of $4.4 million as of September 2006 was written off effective September 29, 2006. Effective May 18, 2007, we have reached an agreement with BSM to terminate the partnership. As part of the agreement, we have both agreed to mutual releases of all prior claims, counterclaims and causes of action. We have not recorded any equity in BSM’s earnings (losses) since the second quarter when we wrote off our investment.

Interest Income and Other. Interest income and other remained relatively flat at $4.9 million in fiscal 2007 as compared to $5.0 million in fiscal 2006. Interest income and other decreased primarily due to $1.5 million earned on a real estate investment in fiscal 2006 and was offset by a $1.0 million increase in interest and dividend income and a $0.3 million gain on the sale of available-for-sale investments in fiscal 2007.

Income Tax Benefit (Expense). Income tax benefit is $6.1 million in fiscal 2007 as compared to expense of $7.2 million in fiscal 2006. This is the result of a pretax loss of $17.7 million in fiscal 2007 versus pretax earnings of $18.3 million in fiscal 2006. The effective tax rate was 34.6% in fiscal 2007 compared to 39.3% in fiscal 2006.

2006 Compared to 2005

Net Sales. Net sales increased 16.4% to $710.6 million in fiscal 2006 from $610.5 million in fiscal 2005. Net sales for the factory-built housing segment increased $15.9 million due to selling 583 homes to FEMA and $80.5 million due to a 4.8% increase in new factory-built homes sold (excluding the 583 homes sold to FEMA), a shift in product mix to modular homes (23.5% of total factory-built net sales, excluding the $15.9 million of net sales to FEMA, in fiscal 2006 as compared to 20.1% in fiscal 2005) and an increase in the average selling price of new manufactured and modular homes. The 4.8% increase in homes sold stemmed from increased market share and the increase in average selling prices resulted from customers purchasing larger, more complex homes as well as the pass through of higher raw material costs. The average retail selling price of a new modular home increased 10.4% (from $135,000 in fiscal 2005 to $149,000 in fiscal 2006), the average wholesale selling price of a new modular home increased 8.5% (from $71,000 in fiscal 2005 to $77,000 in fiscal 2006) and the average wholesale selling price of a new manufactured home increased 10.9% (from $55,000 in fiscal 2005 to $61,000 in fiscal 2006). Financial services net sales increased $3.7 million reflecting an increase in interest income at CountryPlace resulting from an increase in consumer loans receivable from $132.4 million at the end of fiscal 2005 to $163.1 million at the end of fiscal 2006.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $44.3 million at March 30, 2007, down from $65.0 million at March 31, 2006. Net cash used in operating activities was $87.7 million in fiscal 2007 compared to $20.0 million in fiscal 2006. The increase is primarily the result of a $64.1 million decrease in accounts payable and accrued liabilities, $27.4 million increase in net consumer loans originated for investment, $5.6 million in restricted cash relating to the securitized financings and customers deposits held in trust accounts, offset by a $32.0 million decrease in inventories and a $16.5 million decrease in trade receivables.

Net cash used in investing activities decreased to $2.4 million in fiscal 2007 from $4.7 million in fiscal 2006. Of this $2.3 million decrease, $6.6 million is due to increased sales of investments offset by a $1.3 million increase in purchases of investments and a $3.1 million increase in purchases of property, plant and equipment.

Net cash provided by financing activities totaled $69.4 million in fiscal 2007 compared to $43.5 million in fiscal 2006. Of this $25.8 million increase, $45.5 million is due to less payments on warehouse revolving debt in fiscal 2007 as compared to fiscal 2006 offset by $16.4 million less in proceeds on the 2007-1 securitized financing in fiscal 2007 as compared to the 2005-1 securitized financing in fiscal 2006.

We have an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at March 30, 2007) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which we have none as of March 30, 2007. The floor plan facility contains certain provisions requiring us to maintain minimum amounts of liquidity, profitability, inventory turns, tangible net worth and annual operating cash flows in order to borrow against the facility. As of March 30, 2007, we were not in compliance with the profitability, tangible net worth and annual operating cash flow covenants. We obtained a waiver from the financial institution for the fiscal year ended March 30, 2007. We have negotiated new covenants, which will be effective beginning with the first quarter of fiscal 2008, and we expect to be in compliance with these covenants during the next fiscal year. In the event we are not in compliance with any of our floor plan facility covenants in future periods, we would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. We had $43.6 million and $37.9 million outstanding under these floor plan credit facilities at March 30, 2007 and March 31, 2006, respectively.

On May 5, 2004, we issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of our common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2007, 2006 and 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

On July 12, 2005, we, through our 80% owned subsidiary CountryPlace, completed our initial securitization (“2005-1”) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

On March 22, 2007, we, through our 80% owned subsidiary CountryPlace, completed our second securitization (“2007-1”) for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans to be originated in the future) which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. Maturity of the bonds is at varying dates beginning in 2008 through 2017 and were issued with a weighted average maturity of 4.86 years. The proceeds from the securitization were used to repay approximately $91.4 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was also structured as a securitized borrowing.

CountryPlace has an agreement with a financial institution for a warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility. In connection with the renewal of the facility on March 15, 2007, the maximum borrowing amount was increased from $125.0 million to $150.0 million. The facility terminates March 14, 2008; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The advance against the outstanding principle balance of eligible consumer loan receivables is 88% and draws can be made at an 80% advance rate against land-home loans in various stages of completion. The interest rate remains LIBOR (5.375%) plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $12.0 million as of March 30, 2007 and $37.4 million as of March 31, 2006. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio and a minimum capitalization for CountryPlace, which is customary in the industry. As of March 30, 2007, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, we will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $150.0 million, CountryPlace would have to originate an additional $159.0 million of new loans, of which $21.9 million would have to be funded through our operations.

Upon completion of the 2007-1 securitization, CountryPlace extinguished its interest rate swap agreement on its variable rate debt which was used to hedge against an increase in variable interest rates. The agreement previously fixed the interest rate on $82.7 million of CountryPlace’s variable rate, long-term warehouse revolving debt to 5.345% per annum. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income (loss), net of tax, and the ineffective portion, if any, of the hedge being recorded in our consolidated statement of operations. Upon extinguishment of the hedge, CountryPlace recorded a loss of $1.0 million, net of tax, for the change in fair value to other comprehensive income (loss), which will be amortized to interest expense over the life of the loans. There was no significant ineffectiveness.

CountryPlace currently intends to originate and hold loans for investment on a long-term basis. CountryPlace makes loans to borrowers that it believes are credit worthy based on its credit guidelines. However, originating and holding loans for investment subjects CountryPlace to more credit and interest rate risk than the previous business practice of originating loans for resale. The ability of customers to repay their loans may be affected by a number of factors and if customers do not repay their loans, the profitability and cash flow of the loan portfolio would be adversely affected and we may incur additional loan losses. CountryPlace intends to securitize its loan portfolio on a routine basis. While we believe it will be able to obtain additional liquidity through the securitization of such loans, no assurances can be made that CountryPlace will successfully complete securitization transactions on acceptable terms and conditions, if at all.

We believe that the proceeds from the securitization, floor plan financing, borrowings on the warehouse facility and any other available borrowing alternatives will be adequate to support our working capital needs, currently planned capital expenditure needs and expansion of CountryPlace for the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset-backed securitizations, and other factors beyond our control, no assurances can be given in this regard.

Loan Portfolio

Prior to the third quarter of 2003, CountryPlace originated loans and immediately sold them to other lenders. During the third quarter of 2003, we executed our planned strategy and expanded CountryPlace into a full service chattel lender with originating, servicing and securitization capabilities. In the first quarter of fiscal 2006, CountryPlace completed its initial securitization for $141.0 million of loans. In the fourth quarter of fiscal 2007, CountryPlace completed its second securitization for $116.5 million of loans (including approximately $10.4 million of pre-funded loans to be originated in the future). As a result of the expansion, our loan portfolio has grown at an annual rate of 36.9%, 26.5% and 36.3% in fiscal 2005, 2006 and 2007, respectively, reflecting the build-up of our lending operations.

All loan contracts are fixed rate, simple interest contracts and have monthly scheduled payments of principal and interest. The scheduled payments for each simple interest contract would, if made on their respective due dates, result in a full or nearly full amortization of the contract. The loan contracts have the following maturities as of March 30, 2007 (in thousands):

Due in less than one year	$9
Due after one year through five years	339
Due after five years	232,575

Total	$232,923

The “due after five years” category includes $2.0 million of foreclosed assets held for sale, which are included in prepaid expenses and other assets on the consolidated balance sheets at a fair market value of $1.3 million.

Non-performing loan contracts include non-accrual loan contracts and foreclosed assets held for resale. Loan contracts are placed in non-accrual status when CountryPlace determines that foreclosure is imminent as a result of a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. As of March 30, 2007 and March 31, 2006, CountryPlace had non-performing loans totaling $2.7 million and $2.6 million, respectively. As of March 30, 2007 and March 31, 2006, CountryPlace also had $0.1 million and $0.2 million, respectively, of accruing loans past due 90 days or more. The 2007 and 2006 non-performing loans include $2.0 million and $2.1 million of foreclosed assets held for sale, which are included in prepaid expenses and other assets on the consolidated balance sheets at a fair market value of $1.3 million and $0.8 million, respectively.

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

	March 30, 2007	March 31, 2006
Number of outstanding loan contracts	3,574	2,917
Percentage of loans with payments deferred during fiscal year	0.2%	0.7%

Outstanding loan contracts include 35 and 34 foreclosed assets held for sale as of March 30, 2007 and March 31, 2006, respectively. The deferrals in fiscal year 2006 are a direct result of hurricanes Katrina and Rita.

The loan contracts are principally secured by factory-built homes that are geographically concentrated in Texas. Approximately 42.2% and 46.0% of the principal balance of the loan contracts receivable as of March 30, 2007 and March 31, 2006, respectively, were secured by collateral located in Texas. If Texas experiences weaker economic conditions, greater rates of decline in manufactured home values, greater rates of decline in real estate values, or more natural disasters than the United States generally experiences, then the loan contracts may experience higher rates of delinquencies, default and foreclosure losses than manufactured homes that are more geographically dispersed. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover estimated losses on loans at each balance sheet date. No other states had concentrations in excess of 10% of the loan contracts receivable balance as of March 30, 2007 or March 31, 2006.

Contractual Obligations (dollars in thousands)

The following tables summarize our contractual obligations, including interest, at March 30, 2007. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Floor plan payable (1)	$47,462	$47,462	$—	$—	$—
Debt obligations
Warehouse revolving debt (1)	12,843	12,843	—	—	—
Convertible senior notes (1)	117,656	2,437	7,313	4,875	103,031
Securitized financing 2005-1 (1)	113,641	19,710	38,830	16,122	38,979
Securitized financing 2007-1 (1)	128,415	21,745	47,560	18,322	40,788
Repurchase obligations (2)	22,681	16,561	6,120	—	—
Letters of credit (3)	15,172	15,172	—	—	—
Operating lease obligations	20,450	6,472	9,870	2,887	1,221

Total contractual obligations	$478,320	$142,402	$109,693	$42,206	$184,019

(1)	Interest is calculated by applying contractual interest rates to March 30, 2007 balances.
(2)

We have contingent repurchase obligations outstanding at March 30, 2007 which have a finite life but are replaced as we continue to sell our factory-built homes to dealers under repurchase agreements with financial institutions. Our losses related to these contingent repurchase obligations were $0, $157,000 and $65,000 during fiscal 2007, 2006, and 2005, respectively. For additional information on our repurchase obligations, see critical accounting policies—reserve for repurchase obligations.

(3)

We have provided letters of credit to providers of certain of our insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies as is customary in the industry.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Impairment of Intangible Assets (Goodwill) and Other Long-Lived Assets. In assessing the recoverability of our intangible assets and other long-lived assets on an annual basis, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

Recovery of Deferred Tax Asset. We believe it is more likely than not we will recover all of our net deferred tax assets. Recovery of our deferred tax assets is dependent upon the generation of future taxable income, which we currently believe will come from future profitable operating results and available tax planning strategies. Should we operate unprofitably, or otherwise change our estimate of future profitable operations, we may need to record a valuation allowance on all or a part of our deferred tax assets. Net deferred tax assets at March 30, 2007 and March 31, 2006 are $14.6 million and $11.1 million, respectively.

Revenue recognition. Retail sales of manufactured homes and certain single story modular homes, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. Additionally, for retail sales of all multi-story modular homes, Nationwide modular homes, and manufactured homes in which we serve as the general contractor with respect to virtually all aspects of the sale and construction process, sales are not recognized until after final consumer closing. Transportation costs, unless borne by the retail customer or independent retailer, are included in the cost of sales.

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

Reserve for Repurchase Obligations. Factory-built housing companies enter into repurchase agreements with financial institutions which have provided wholesale floor plan financing to independent dealers, builders and developers. These agreements generally provide that in the event of an independent dealer, builder or developer’s default we will repurchase the financed home from the lending institution at declining prices over the term of the repurchase agreement (generally 12—18 months). The risk of loss under such repurchase agreements is mitigated by the fact that (i) approximately 59% of our homes are sold through our company-owned stores for which no repurchase agreement exists; (ii) a majority of the homes we sell to independent dealers, builders and developers are pre-sold to specific retail customers; (iii) we monitor each dealer’s, builder’s and developer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of dealers, builders and developers; (v) none of our independent dealers, builders and developers accounted for more than 5% of our net sales in fiscal 2007; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses.

Transfers of Financial Assets. CountryPlace has completed two securitizations of manufactured housing loan receivables since the second quarter of fiscal 2006. The securitizations were accounted for as financings, which use the portfolio method of accounting in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” where (1) loan contracts are securitized and accounted for as borrowings; (2) interest income is recorded over the life of the loans using the interest method; (3) the loan contracts receivable and the securitization debt (asset-backed certificates) remain on CountryPlace’s balance sheet; and (4) the related interest margin is reflected in the income statement. This accounting has been utilized since July 12, 2005, the date of issue of the Company’s initial securitized financing. The securitizations include provisions for removal of accounts by CountryPlace that preclude sale accounting of the securitizations under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The structure of CountryPlace’s securitizations have no effect on the ultimate amount of profit and cash flow recognized over the life of the loan contracts, except to the extent of surety fees and premiums, trustee fees, backup servicer fees, and securitization issuance costs. However, the structure does affect the timing of cash receipts.

CountryPlace services the loan contracts under pooling and servicing agreements with the securitization trusts. CountryPlace also retains interests in subordinate classes of securitization bonds that provide over-collateralization credit enhancement to senior certificate holders and are subject to risk of loss of interest payments and principal. As is common in securitizations, CountryPlace is also liable for customary representations. We guarantee certain aspects of CountryPlace’s performance as the servicer under the 2005-1 securitization pooling and servicing agreement.

Allowance for Loan Losses. CountryPlace originates and holds for investment purposes loans related primarily to the retail sale of our factory-built homes, with such loans being collateralized primarily by the factory-built home. CountryPlace provides allowances for estimated future loan losses at the time of sale and during the term of the loan. The allowance for loan losses gives consideration to the composition of the loan portfolio, including historical loss experience by static pool, expected probable losses based on industry knowledge of losses for a given range of borrower credit scores, the composition of the portfolio by credit score and seasoning, and recent loss experience. The allowance reflects CountryPlace’s judgment of the probable loss exposure at the end of the reporting period. Although CountryPlace maintains an allowance for loan losses based upon these expectations and other criteria, future differences between CountryPlace’s expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require CountryPlace to provide additional allowances.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that the compensation cost relating to share-based payment transaction, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R permits entities to use any option-pricing model that meets the fair value objective in the statement. We adopted SFAS 123R in the first quarter of fiscal 2007. The adoption of the standard did not have a material impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. FIN 48 is effective with our fiscal year beginning March 31, 2007. We expect that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48 in the first quarter of fiscal 2008.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (FAS 157). This statement clarifies the definition of fair value; the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of March 30, 2007 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.6 million.

CountryPlace is exposed to market risk related to the accessibility and terms of financing in the asset-backed securities market. On July 12, 2005, CountryPlace successfully completed its initial securitized financing of approximately $141.0 million of loans. On March 22, 2007, CountryPlace completed a second securitized financing of approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans to be originated in the future). CountryPlace intends to continue to securitize its loan originations as a means to obtain long-term fixed interest rate funding. The inability to continue to securitize its loans would require CountryPlace to seek other sources of funding or to reduce or eliminate its loan originations if other sources of funding are not available.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 30, 2007 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $4.0 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of March 30, 2007 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries (the “Company”) as of March 30, 2007 and March 31, 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and Subsidiaries at March 30, 2007 and March 31, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended March 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2007 the Company changed its method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palm Harbor Homes, Inc.’s internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 31, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

May 31, 2007

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 30, 2007	March 31, 2006
Assets
Cash and cash equivalents	$44,292	$65,014
Restricted cash	43,469	26,600
Investments	22,083	24,744
Trade receivables	33,978	50,553
Consumer loans receivable, net	228,289	167,466
Inventories	138,690	150,371
Prepaid expenses and other assets	11,240	13,211
Deferred tax assets, net	14,579	11,120
Property, plant and equipment, at cost:
Land and improvements	33,124	32,764
Buildings and improvements	56,731	61,464
Machinery and equipment	63,553	63,153
Construction in progress	1,603	3,351

	155,011	160,732
Accumulated depreciation	(95,015)	(95,220)

	59,996	65,512
Goodwill, net	78,506	78,506

Total assets	$675,122	$653,097

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 30, 2007	March 31, 2006
Liabilities and Shareholders’ Equity
Accounts payable	$22,715	$31,120
Accrued liabilities	77,224	103,253
Floor plan payable	43,603	37,908
Warehouse revolving debt	12,045	37,413
Securitized financings	194,405	105,379
Convertible senior notes	75,000	75,000

Total liabilities	424,992	390,073
Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value
Authorized shares—50,000,000
Issued shares—23,807,879 at March 30, 2007 and March 31, 2006	239	239
Additional paid-in capital	53,907	54,017
Retained earnings	213,289	224,854
Treasury shares—956,086 at March 30, 2007, and 976,639 at March 31, 2006	(15,896)	(16,200)
Accumulated other comprehensive income (loss)	(1,409)	114

Total shareholders’ equity	250,130	263,024

Total liabilities and shareholders’ equity	$675,122	$653,097

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	March 30, 2007 (52 weeks)	March 31, 2006 (53 weeks)	March 25, 2005 (52 weeks)

Net sales	$661,247	$710,635	$610,538
Cost of sales	503,419	525,023	455,960
Selling, general and administrative expenses	160,016	161,154	154,931

Income (loss) from operations	(2,188)	24,458	(353)
Interest expense	(15,695)	(11,739)	(8,990)
Impairment of limited partnership	(4,385)	—	—
Equity in earnings (loss) of limited partnership	(324)	574	(763)
Interest income and other	4,901	5,007	4,165

Income (loss) before income taxes	(17,691)	18,300	(5,941)
Income tax benefit (expense)	6,126	(7,186)	2,118

Net income (loss)	$(11,565)	$11,114	$(3,823)

Net income (loss) per common share—basic and diluted	$(0.51)	$0.49	$(0.17)

Weighted average common shares outstanding—basic and diluted	22,852	22,831	22,832

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares		Total
	Shares	Amount				Shares	Amount
Balance at March 26, 2004	23,807,879	$239	$53,541	$217,563	$767	(970,417)	$(16,057)	$256,053
Comprehensive income (loss)
Net loss	—	—	—	(3,823)	—	—	—	(3,823)
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(683)	—	—	(683)
Change in fair value of interest rate hedge, net of tax	—	—	—	—	1,130	—	—	1,130

Total comprehensive income (loss)	—	—	—	(3,823)	447	—	—	(3,376)
Long-Term Incentive Plan
Shares granted	—	—	(112)	—	—	5,363	112	—
Terminations	—	—	414	—	—	(20,308)	(414)	—
Provision	—	—	230	—	—	—	—	230

Balance at March 25, 2005	23,807,879	239	54,073	213,740	1,214	(985,362)	(16,359)	252,907
Comprehensive income (loss)
Net income	—	—	—	11,114	—	—	—	11,114
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(9)	—	—	(9)
Change in fair value of interest rate hedge, net of tax	—	—	—	—	(1,091)	—	—	(1,091)

Total comprehensive income (loss)	—	—	—	11,114	(1,100)	—	—	10,014
Long-Term Incentive Plan
Shares granted	—	—	(159)	—	—	8,723	159	—
Terminations	—	—	—	—	—	—	—	—
Provision	—	—	103	—	—	—	—	103

Balance at March 31, 2006	23,807,879	239	54,017	224,854	114	(976,639)	(16,200)	263,024
Comprehensive loss
Net loss	—	—	—	(11,565)	—	—	—	(11,565)
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(528)	—	—	(528)
Change in fair value of interest rate hedge, net of tax	—	—	—	—	(995)	—	—	(995)

Total comprehensive loss	—	—	—	(11,565)	(1,523)	—	—	(13,088)
Long-Term Incentive Plan
Shares granted	—	—	(304)	—	—	20,553	304	—
Terminations	—	—	—	—	—	—	—	—
Provision	—	—	194	—	—	—	—	194

Balance at March 30, 2007	23,807,879	$239	$53,907	$213,289	$(1,409)	(956,086)	$(15,896)	$250,130

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	March 30, 2007	March 31, 2006	March 25, 2005
Operating Activities
Net income (loss)	$(11,565)	$11,114	$(3,823)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	9,263	11,072	12,805
Provision for credit losses	3,790	3,407	2,652
Deferred income taxes	(1,181)	600	(2,017)
(Gain) loss on disposition of assets	1,677	(2,446)	913
Gain on sale of investments	(345)	—	—
Provision for long-term incentive plan	194	103	230
Equity in (earnings) loss of limited partnership	324	(574)	763
Impairment of limited partnership	4,385	—	—
Changes in operating assets and liabilities:
Restricted cash	(16,869)	(11,248)	(10,426)
Trade receivables	16,575	90	(3,510)
Consumer loans originated for investment	(92,676)	(59,164)	(59,156)
Principal payments on consumer loans originated	28,063	21,925	20,802
Inventories	10,878	(21,148)	(14,621)
Prepaid expenses and other assets	(4,324)	(1,971)	1,580
Accounts payable and accrued expenses	(35,863)	28,210	2,674

Net cash used in operating activities	(87,673)	(20,030)	(51,134)

Investing Activities
Purchase of property, plant and equipment, net of proceeds from disposition	(4,541)	(1,437)	(1,131)
Purchases of investments	(10,824)	(9,564)	(6,567)
Sales of investments	12,962	6,334	5,104

Net cash used in investing activities	(2,403)	(4,667)	(2,594)

Financing Activities
Net proceeds (payments) from floor plan payable	5,695	7,020	(53,181)
Net proceeds (payments) from warehouse revolving debt	(25,368)	(68,885)	32,227
Proceeds from convertible senior notes, net of issuance costs	—	—	72,496
Proceeds from securitized financings, net of transaction costs	101,476	117,838	—
Payments on securitized financing	(12,450)	(12,459)	—
Principal payments on bonds payable	—	—	(2,377)

Net cash provided by financing activities	69,354	43,514	49,165
Net increase (decrease) in cash and cash equivalents	(20,722)	18,817	(4,563)
Cash and cash equivalents at beginning of year	65,014	46,197	50,760

Cash and cash equivalents at end of year	$44,292	$65,014	$46,197

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$14,972	$10,637	$7,841
Income taxes	$2,954	$7,845	$(2,496)

See accompanying Notes to Consolidated Financial Statements.

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

General Business Environment

Beginning in 1999, the manufactured housing industry entered a cyclical downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. Industry shipments of manufactured homes were approximately 348,700 in calendar year 1999 and have decreased 66% over the last eight years to a 45 year industry low of 117,400 in calendar year 2006. During this eight-year period, the Company’s manufactured housing shipments declined 62%.

Prior to 2006, the increases in manufactured housing shipments to Florida, Arizona and California were the main factor in maintaining industry shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased manufactured housing demand in these states changed quickly. Site built homes in these states had experienced rapid price appreciation driven by high land cost. As such, the increase in speculative building resulted in excess inventory. This has caused prices to fall and buyers and sellers are postponing their home buying decisions. It has also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. In the last six months of calendar 2006, shipments to Florida, Arizona and California were down approximately 41%.

With the manufactured housing industry not showing signs of a quick recovery, the Company continues to focus on growth opportunities in its modular housing business. The Company entered the modular home business in June 2002 when it acquired Nationwide Custom Homes (Nationwide). The Company has since added modular production to seven of its manufactured housing facilities. Industry shipments of modular homes were approximately 38,300 in calendar year 2006, an 11% decrease over calendar year 2005. However, the Company’s modular home sales increased 14% in fiscal 2007 with its net sales for modular products up approximately 34% and now accounting for approximately 32% of our recurring net sales.

Year End

The Company’s fiscal year ends on the last Friday in March. Fiscal years 2007 and 2005 were comprised of 52 weeks while fiscal year 2006 was comprised of 53 weeks.

Revenue recognition

Retail sales of manufactured homes and certain single story modular homes, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. Additionally, for retail sales of all multi-story modular homes, Nationwide modular homes, and manufactured homes in which the Company serves as the general contractor with respect to virtually all aspects of the sale and construction process, sales are not recognized until after final consumer closing. Transportation costs, unless borne by the retail customer or independent retailer, are included in cost of sales.

Interest income on consumer loans receivable is recognized as net sales on an accrual basis. When CountryPlace determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected. Loan origination fees and certain direct loan origination costs are deferred and amortized into net sales over the contractual life of the loan using the interest method.

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

Fair value of financial instruments

Cash and cash equivalents, restricted cash, trade receivables, accounts payable, accrued liabilities, floor plan payable and warehouse revolving debt are stated at expected settlement amounts and approximate fair value. Additional information concerning the fair value of the Company’s investments, consumer loans receivable, convertible senior notes and securitized financings is disclosed in notes 4, 5 and 7, respectively.

Cash and cash equivalents

Cash and cash equivalents are all liquid investments with maturities of three months or less when purchased.

Restricted cash

At March 30, 2007 and March 31, 2006, restricted cash consists of $15.5 million and $15.3 million, respectively, of cash pledged as collateral for outstanding insurance programs and surety bonds, $10.8 million and $8.4 million, respectively, of cash relating to customer deposits held in trust accounts, and $17.2 million and $2.9 million, respectively, of cash relating primarily to CountryPlace customers’ principal and interest payments on the loans that are in the warehouse or securitized. In the event of default on the warehouse facility or the securitized borrowing, this amount would be paid to the financial institution as payment of outstanding principal and interest on the facility.

Consumer loans receivable

Consumer loans receivable consists of loans held for investment and securitized loans, which are both stated at the aggregate remaining unpaid principal balances, and land/home loan advances less allowances for loan losses and deferred financing costs, net of amortization.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Allowance for loan losses

CountryPlace originates and holds for investment purposes loans related primarily to the retail sale of factory-built Palm Harbor Homes, with such loans being collateralized primarily by the factory-built home. CountryPlace provides allowances for estimated future loan losses at the time of sale and during the term of the loan. The allowance for loan losses gives consideration to, among other things, the composition of the loan portfolio, including historical loss experience by static pool, expected probable losses based on industry knowledge of losses for a given range of borrower credit scores, the composition of the portfolio by credit score and seasoning, and recent loss experience. The allowance reflects CountryPlace’s judgment of the probable loss exposure at the end of the reporting period. Although CountryPlace maintains an allowance for loan losses based upon these expectations and other criteria, future differences between CountryPlace’s expectations with respect to loan losses and actual losses incurred in the portfolio could differ, and require CountryPlace to provide additional allowances.

Concentration of loans

Approximately 42.2% and 46.0% of the principal balance of the loan contracts receivable as of March 30, 2007 and March 31, 2006, respectively, were secured by collateral located in Texas. If Texas experiences weaker economic conditions, greater rates of decline in manufactured home values, greater rates of decline in real estate values, or more natural disasters than the United States generally experiences, then the loan contracts may experience higher rates of delinquencies, default and foreclosure losses than manufactured home loans that are more geographically dispersed. The risks created by these concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses.

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

Property, plant and equipment

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements’ useful lives. Estimated useful lives for significant classes of assets are as follows: Land Improvements 10-15 years, Buildings and Improvements 3-30 years, and Machinery and Equipment 2-10 years. The Company had depreciation expense of $8.4 million, $9.7 million and $11.4 million in fiscal 2007, 2006 and 2005, respectively. Repairs and maintenance are expensed as incurred. The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. The Company has not recorded any impairment charges in fiscal 2007, 2006 or 2005.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Goodwill

Goodwill is the excess of cost over fair value of net assets of businesses acquired. Goodwill is no longer amortized. The Company tests goodwill annually for impairment by reporting unit and records an impairment charge when the implied fair value of goodwill is less than its carrying value. The Company’s two reporting units are factory-built housing and financial services. All of the Company’s goodwill relates to its factory-built housing reporting unit. The Company performed its annual goodwill impairment test for fiscal year 2007 and 2006 as of December 30, 2006 and December 31, 2005, respectively, the first day of its fourth fiscal quarter, and noted no implied impairment of goodwill.

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

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is presented net of income taxes and is comprised of unrealized gains and losses on available-for-sale investments and changes in fair value of an interest rate hedge.

Reclassifications

Certain accounts in the prior year’s financial statements were reclassified to consumer loans receivable, net from trade receivables, prepaid expenses and other assets and accrued liabilities to conform to the current year presentation. Also, the cash accounts relating to customer deposits held in trust accounts were reclassified from cash and cash equivalents in the prior year’s financial statements to restricted cash to conform to the current year presentation. Finally, certain job cost accounts in prepaid expenses and other assets in the prior year’s financial statements were reclassified to inventories to conform to the current year presentation. These reclassifications had no effect on previously reported operating income, net earnings or shareholders’ equity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

permits entities to use any option-pricing model that meets the fair value objective in the statement. The Company adopted SFAS 123R in the first quarter of fiscal 2007. The adoption of the standard did not have a material impact on its consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. FIN 48 is effective with the Company’s fiscal year beginning March 31, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48 in the first quarter of fiscal 2008.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value; the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on its financial statements.

2.	Investment in limited partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”) which is accounted for using the equity method of accounting. During the second quarter of fiscal 2007, the Company filed a petition for the dissolution of its partnership with BSM. The investment of $4.4 million was written off effective September 29, 2006. Effective May 18, 2007, the Company has reached an agreement with BSM to terminate the partnership. As part of the agreement, both parties have agreed to mutual releases of all prior claims, counterclaims and causes of action. The revenues and net income (loss) of the limited partnership for the six months ended September 29, 2006 and the fiscal years ended March 31, 2006 and March 25, 2005 are as follows (in thousands):

	Six Months Ended September 29, 2006	Fiscal Year Ended March 31, 2006	Fiscal Year Ended March 25, 2005
Revenues	$25,220	$54,991	$37,138
Net income (loss)	(648)	1,148	(1,521)

3.	Inventories

Inventories consist of the following (in thousands):

	March 30, 2007	March 31, 2006
Raw materials	$12,083	$14,392
Work in process	10,403	13,555
Finished goods at factory	2,606	3,675
Finished goods at retail	113,598	118,749

	$138,690	$150,371

4.	Investments

The Company’s investments, which are classified as available-for-sale, totaled $22.1 million and $24.7 million at March 30, 2007 and March 31, 2006, respectively. The investments consist primarily of U.S.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

government related obligations and other debt obligations with contractual maturities of generally 2 to 11 years and common and preferred stocks of U.S. companies. As of March 30, 2007 and March 31, 2006, the fair value of the securities approximated their book value. For the years ended March 30, 2007 and March 31, 2006, the Company has a net unrealized loss of $0.5 million and a net unrealized gain of $0.1 million included in shareholders’ equity, net of tax.

The following table shows the gross unrealized losses and fair value of the Company’s investments, with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous loss position at March 30, 2007 (in thousands):

	Less than 12 months		12 months or greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Marketable equity securities	$251	$(17)	$2,665	$(876)	$2,916	$(893)
Marketable debt securities	2,626	(35)	8,625	(687)	11,251	(722)

Totals	$2,877	$(52)	$11,290	$(1,563)	$14,167	$(1,615)

The Company’s investments in marketable equity securities consist primarily of common and preferred stocks of U.S. companies. Within the Company’s portfolio of marketable equity securities, approximately 81% of the total fair value and 97% of the Company’s total unrealized losses are in one company. The remaining fair value and unrealized losses relate to the common stock of four companies and the preferred stock of three companies. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at March 30, 2007.

The Company’s investments in marketable debt securities consist primarily of U.S. government related obligations and other debt obligations. The unrealized losses on these securities were caused by interest rate increases. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 30, 2007.

5.	Consumer loans receivable and allowance for loans losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	March 30, 2007	March 31, 2006
Consumer loans receivable	$230,911	$174,307
Land/home loan advances	11,745	4,346
Deferred financing costs, net	(6,628)	(4,826)
Allowance for loan losses	(7,739)	(6,361)

Consumer loans receivable, net	$228,289	$167,466

As of March 30, 2007 and March 31, 2006, the fair value of the consumer loans receivable, net, was $228.0 million and $167.9 million, respectively.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The allowance for loan losses and related additions and deductions to the allowance during the fiscal years ended March 30, 2007, March 31, 2006 and March 25, 2005 are as follows (in thousands):

	March 30, 2007	March 31, 2006	March 25, 2005
Allowance for loan losses, beginning of period	$6,361	$5,365	$3,632
Provision for credit losses	3,790	3,407	2,652
Loans charged off, net of recoveries	(2,412)	(2,411)	(919)

Allowance for loan losses, end of period	$7,739	$6,361	$5,365

6.	Floor plan payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility, expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at March 30, 2007) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of March 30, 2007. The floor plan facility contains certain provisions requiring the Company to maintain minimum amounts of liquidity, profitability, inventory turns, tangible net worth and annual operating cash flow in order to borrow against the facility. As of March 30, 2007, the Company was not in compliance with the profitability, tangible net worth and annual operating cash flow covenants. The Company obtained a waiver from the financial institution for the fiscal year ended March 30, 2007. The Company has negotiated new covenants, which will be effective beginning with the first quarter of fiscal 2008, and it expects to be in compliance with these covenants during the next fiscal year. In the event the Company is not in compliance with any of its floor plan facility covenants in the future, it would again seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. The Company had $43.6 million and $37.9 million outstanding under these floor plan credit facilities at March 30, 2007 and March 31, 2006, respectively.

7.	Debt obligations

Debt obligations consist of the following (in thousands):

	March 30, 2007	March 31, 2006
Convertible senior notes	$75,000	$75,000
Securitized financing 2005-1	92,468	105,379
Securitized financing 2007-1	101,937	—
Warehouse revolving debt	12,045	37,413

	$281,450	$217,792

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

certain conditions and contingencies. For fiscal years 2007, 2006 and 2005, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share. At March 30, 2007 and March 31, 2006, the fair market value of the convertible senior notes is estimated at $63.6 and $71.5 million based on quoted market prices.

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization (“2005-1”) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing. At March 30, 2007, the fair market value of the securitized financing was $89.8 million.

On March 22, 2007, the Company, through its subsidiary CountryPlace, completed its second securitization (“2007-1”) for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans to be originated in the future), which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. Maturity of the bonds is at varying dates beginning in 2008 through 2017 and were issued with a weighted average maturity of 4.86 years. The proceeds from the securitization were used to repay approximately $91.4 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was also structured as a securitized borrowing. At March 30, 2007, the fair market value of the securitized financing was $101.7 million.

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility. In connection with the renewal of the facility on March 15, 2007, the maximum borrowing amount was increased from $125.0 million to $150.0 million. The facility terminates March 14, 2008; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The advance against the outstanding principle balance of eligible consumer loan receivables is 88% and draws can be at an 80% advance rate against land-home loans in various stages of completion. The interest rate is LIBOR (5.375%) plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $12.0 million as of March 30, 2007 and $37.4 million as of March 31, 2006. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio and a minimum capitalization for CountryPlace, which is customary in the industry. As of March 30, 2007, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $150.0 million, CountryPlace would have to originate an additional $159.0 million of new loans, of which $21.9 million would have to be funded through the Company’s operations.

Upon completion of the 2007-1 securitization, CountryPlace extinguished its interest rate swap agreement on its variable rate debt which was used to hedge against an increase in variable interest rates. The agreement previously fixed the interest rate on $82.7 million of CountryPlace’s variable rate, long-term warehouse

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

revolving debt to 5.345% per annum. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income (loss) and the ineffective portion, if any, of the hedge being recorded in the Company’s consolidated statement of operations. Upon extinguishment of the hedge, CountryPlace recorded a loss of $1.0 million, net of tax, for the change in fair value to other comprehensive income (loss), which will be amortized to interest expense over the life of the loans. There was no significant ineffectiveness.

8.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 30, 2007	March 31, 2006
Salaries, wages and benefits	$14,392	$16,443
Accrued expenses on homes sold	5,236	12,152
Customer deposits	18,062	24,809
Deferred revenue	20,969	22,184
Warranty	5,922	7,354
Sales incentives	5,607	8,132
Other	7,036	12,179

	$77,224	$103,253

9.	Income taxes

Income tax expense (benefit) for fiscal years 2007, 2006 and 2005 is as follows (in thousands):

	March 30, 2007	March 31, 2006	March 25, 2005
Current
Federal	$(4,742)	$5,730	$(484)
State	(203)	856	383
Deferred	(1,181)	600	(2,017)

Total income tax expense (benefit)	$(6,126)	$7,186	$(2,118)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	March 30, 2007	March 31, 2006
Deferred tax assets
Warranty reserves	$783	$780
Accrued liabilities	3,109	3,139
Inventory	1,132	2,261
Property and equipment	6,202	4,973
State net operating loss carryforward	888	308
Other	5,827	4,118

Total deferred tax assets	17,941	15,579
Deferred tax liabilities
Other	3,362	4,459

Total deferred tax liabilities	3,362	4,459

Net deferred income tax assets	$14,579	$11,120

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company believes it is more likely than not it will recover all of its net deferred tax assets. Recovery of the Company’s deferred tax assets is dependent upon the generation of future taxable income, which it currently believes will come from future profitable operating results and available tax planning strategies. Should the Company continue to operate unprofitably, or otherwise change its estimate of future profitable operations, it may need to record a valuation allowance on all or a part of its deferred tax assets. Net deferred tax assets at March 30, 2007 and March 31, 2006 are $14.6 million and $11.1 million, respectively.

The Company has state net operating loss carryforwards of approximately $0.9 million available to offset future state income tax and which expire between 2009 and 2027.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons (in thousands):

	March 30, 2007	March 31, 2006	March 25, 2005
Tax at statutory rate	$(6,192)	$6,405	$(2,079)
Increases (decreases)
State taxes—net of federal tax benefit	517	808	24
Tax exempt interest	(89)	(81)	(83)
Other	(362)	54	20

Income tax expense (benefit)	$(6,126)	$7,186	$(2,118)

Effective tax rate	(34.6)%	39.3%	(35.6)%

In October 2004, the American Jobs Creation Act of 2004 (“the Act”) was passed, which provides a deduction for income from qualified domestic production activities which generally will be phased in from 2005 through 2010. Subsequently, the FASB passed FSP FAS 109-1, which indicates that the available qualified domestic production activity deduction will be treated as a “special deduction” as described in SFAS No. 109. As such, there is no impact to the Company’s deferred tax assets or liabilities existing as of the enactment date. Rather, the impact of any deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.

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

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

contingent upon remaining an associate of the Company for a specified period. Beginning in fiscal 2004, the Plan was modified until certain earnings levels are achieved.

The unamortized cost of the common stock acquired by the Company for the participants in the plan is included in “Additional paid-in capital” in the accompanying consolidated balance sheets. The Plan is administered by a committee authorized by the Board of Directors.

12.	Employee plan

The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 18% of eligible compensation to the 401k Plan. The Company matches 25% of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $0.8, $1.0 million and $1.1 million in fiscal years 2007, 2006 and 2005, respectively.

13.	Commitments and contingencies

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 30, 2007, are as follows (in thousands):

Fiscal Year	Amount
2008	$6,472
2009	4,092
2010	3,398
2011	2,380
2012 and thereafter	4,108

$20,450

Rent expense (net of sublease income) was $10.1 million, $9.0 million and $8.9 million for fiscal years 2007, 2006 and 2005, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent dealers’, builders’ and developers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 30, 2007, the Company estimates that its potential obligations under all repurchase agreements were approximately $22.7 million. However, it is management’s opinion that no material loss will occur from the repurchase agreements. During fiscal years 2007, 2006 and 2005, net losses incurred by the Company under these repurchase agreements totaled $0, $157,000 and $65,000, respectively.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

14.	Interest income and other

During fiscal years 2007, 2006 and 2005, the Company recorded interest income of $4.4 million, $3.4 million and $1.1 million, respectively and other income of $0.5 million, $1.7 million and $3.1 million,

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

respectively. Other income consists primarily of a gain on the sale of available-for-sale investments of $0.3 million in fiscal 2007 and income earned on a real estate investment of $1.5 million and $3.3 million in fiscal years 2006 and 2005, respectively.

15.	Losses from natural disaster

During the third quarter of fiscal 2007, the Company’s Burleson, Texas manufacturing facility was destroyed by fire. The Company has business interruption and general liability insurance that will cover the losses. As of March 30, 2007, the Company has recorded $2.5 million of losses and $2.0 million of recoveries. Subsequent to March 30, 2007, the Company received another $1.0 million of recoveries from the insurance company.

16.	Business segment information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2007, 2006 and 2005 (in thousands):

	Year Ended
	March 30, 2007 (52 weeks)	March 31, 2006 (53 weeks)	March 25, 2005 (52 weeks)
Net sales
Factory-built housing	$623,139	$679,119	$582,723
Financial services	38,108	31,516	27,815

	$661,247	$710,635	$610,538

Income (loss) from operations
Factory-built housing	$2,317	$31,014	$2,962
Financial services	19,695	15,210	13,083
General corporate expenses	(24,200)	(21,766)	(16,398)

	$(2,188)	$24,458	$(353)

Interest expense	$(15,695)	$(11,739)	$(8,990)
Impairment of limited partnership	(4,385)	—	—
Equity in earnings (loss) of limited partnership	(324)	574	(763)
Interest income and other	4,901	5,007	4,165

Income (loss) before income taxes	$(17,691)	$18,300	$(5,941)

Identifiable assets
Factory-built housing	$231,167	$243,460	$209,651
Financial services	305,732	234,555	193,001
Other	136,743	176,036	169,328

	$673,642	$654,051	$571,980

Depreciation and amortization
Factory-built housing	$7,872	$9,127	$10,686
Financial services	652	1,233	1,257
Other	739	712	862

	$9,263	$11,072	$12,805

Capital expenditures
Factory-built housing	$4,494	$1,076	$1,083
Financial services	46	361	29
Other	—	—	19

	$4,540	$1,437	$1,131

Net sales for financial services consists of:
Insurance	$15,633	$14,204	$13,982
Finance	22,475	17,312	13,833

	$38,108	$31,516	$27,815

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17.	Accrued product warranty obligations

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

Accrued product warranty obligations are classified as accrued liabilities in the consolidated balance sheets. The following table summarizes the accrued product warranty obligations at March 30, 2007, March 31, 2006 and March 25, 2005 (in thousands).

	March 30, 2007	March 31, 2006	March 25, 2005
Accrued warranty balance, beginning of period	$7,354	$5,406	$4,008
Net warranty expense provided	21,590	20,953	16,654
Cash warranty payments	(23,022)	(19,005)	(15,256)

Accrued warranty balance, end of period	$5,922	$7,354	$5,406

18.	Quarterly financial data (unaudited)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2007 and 2006.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Fiscal Year Ended March 30, 2007
Net sales	$194,530	$179,409	$151,402	$135,906	$661,247
Gross profit	51,488	40,625	35,834	29,881	157,828
Income (loss) from operations	7,484	(1,652)	(743)	(7,277)	(2,188)
Net income (loss)	3,557	(5,279)	(2,616)	(7,227)	(11,565)
Earnings (loss) per share basic and diluted	$0.16	$(0.23)	$(0.11)	$(0.32)	$(0.51)

Fiscal Year Ended March 31, 2006
Net sales	$166,161	$171,005	$193,193	$180,276	$710,635
Gross profit	42,597	43,272	49,825	49,918	185,612
Income from operations	4,520	3,376	8,916	7,646	24,458
Net income	2,631	1,011	4,272	3,200	11,114
Earnings per share:
Basic	$0.12	$0.04	$0.19	$0.14	$0.49
Assuming dilution	0.12	0.04	0.18	0.14	0.49

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2007. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2007. During the quarter ending on March 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 30, 2007 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 30, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of March 30, 2007, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on the next page.

/s/ LARRY H. KEENER
Larry H. Keener
Chairman and Chief Executive Officer

/s/ KELLY TACKE
Kelly Tacke
Executive Vice President, Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Palm Harbor Homes, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Palm Harbor Homes, Inc. maintained effective internal control over financial reporting as of March 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palm Harbor Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Palm Harbor Homes, Inc. maintained effective internal control over financial reporting as of March 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Palm Harbor Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palm Harbor Homes, Inc. and Subsidiaries as of March 30, 2007 and March 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended March 30, 2007. Our report dated May 31, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

May 31, 2007

PART III.

Item 10.	Directors and Executive Officers of the Registrant

(a) Information set forth in the sections entitled “Proposal One: Election of Directors” and “Executive Officers” in the Company’s proxy statement for the annual meeting of shareholders to be held July 25, 2007 is incorporated herein by reference.

(b) The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the annual meeting of shareholders to be held July 25, 2007 is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the sections entitled “Executive Officers” and “Report of the Compensation Committee” in the Company’s proxy statement for the annual meeting of shareholders to be held July 25, 2007 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section entitled “Share ownership of principal shareholders, directors and management” in the Company’s proxy statement for the annual meeting of shareholders to be held July 25, 2007 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section entitled “Proposal Two: Ratification of Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders to be held July 25, 2007 is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)    (1)     Financial Statements

Our Consolidated Financial Statements for the year ended March 30, 2007 are included on pages 31 through 49 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on June 4, 2007.

PALM HARBOR HOMES, INC.

/s/ LARRY H. KEENER
Larry H. Keener, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Larry H. Keener and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 30, 2007 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ LARRY H. KEENER Larry H. Keener	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	June 4, 2007

/s/ KELLY TACKE Kelly Tacke	Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 4, 2007

/s/ LEE POSEY Lee Posey	Chairman Emeritus and Director	June 4, 2007

/s/ WILLIAM R. THOMAS William R. Thomas	Director	June 4, 2007

/s/ WALTER D. ROSENBERG, JR. Walter D. Rosenberg, Jr.	Director	June 4, 2007

/s/ FREDERICK R. MEYER Frederick R. Meyer	Director	June 4, 2007

/s/ JOHN H. WILSON John H. Wilson	Director	June 4, 2007

Signatures	Title	Date

/s/ A. GARY SHILLING A. Gary Shilling	Director	June 4, 2007

/s/ JERRY D. MALLONEE Jerry D. Mallonee	Director	June 4, 2007

/s/ W. CHRISTOPHER WELLBORN W. Christopher Wellborn	Director	June 4, 2007

/s/ ELYSIA HOLT RAGUSA Elysia Holt Ragusa	Director	June 4, 2007

INDEX TO EXHIBITS

Exhibits No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.1	Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

10.2	Form of Indemnification Agreement between Palm Harbor and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.3	Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.4	Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of the Report).

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.

*32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener.

*32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

*	Filed herewith