Form 10-Q
period 2007-06-29
PALM HARBOR HOMES INC /FL/
filed 2007-08-02
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Shares of common stock $.01 par value, outstanding on August 2, 2007 – 22,851,793.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 29, 2007	March 30, 2007
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$47,400	$44,292
Restricted cash	27,573	43,469
Investments	23,566	22,083
Trade receivables	37,829	33,978
Consumer loans receivable, net	239,695	228,289
Inventories	137,637	138,690
Prepaid expenses and other assets	10,222	11,240
Deferred income taxes, asset	14,780	14,579
Property, plant and equipment, net	58,556	59,996
Goodwill	78,506	78,506

Total assets	$675,764	$675,122

Liabilities and shareholders’ equity
Accounts payable	$23,364	$22,715
Accrued liabilities	77,805	77,224
Floor plan payable	49,075	43,603
Warehouse revolving debt	18,809	12,045
Securitized financing	185,594	194,405
Convertible senior notes	75,000	75,000

Total liabilities	429,647	424,992
Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	53,943	53,907
Retained earnings	209,038	213,289
Treasury shares	(15,896)	(15,896)
Accumulated other comprehensive loss	(1,207)	(1,409)

Total shareholders’ equity	246,117	250,130

Total liabilities and shareholders’ equity	$675,764	$675,122

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 29, 2007	June 30, 2006
Net sales	$143,294	$194,530
Cost of sales	108,893	143,042
Selling, general and administrative expenses	37,027	44,004

Income (loss) from operations	(2,626)	7,484

Interest expense	(4,481)	(3,421)
Equity in loss of limited partnership	—	(174)
Interest income and other	1,040	1,204

Income (loss) before income taxes	(6,067)	5,093

Income tax benefit (expense)	1,816	(1,536)

Net income (loss)	$(4,251)	$3,557

Net income (loss) per common share – basic and diluted	$(0.19)	$0.16

Weighted average common shares outstanding – basic and diluted	22,852	22,831

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months Ended
	June 29, 2007	June 30, 2006
Operating Activities
Net income (loss)	$(4,251)	$3,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,170	2,465
Provision for credit losses	988	939
Loss (gain) on disposition of assets	(495)	8
Provision for long-term incentive plan	36	30
Deferred income taxes	(201)	(723)
Equity in loss of limited partnership	—	174
Changes in operating assets and liabilities:
Restricted cash	15,896	(1,099)
Trade receivables	(3,851)	(1,465)
Consumer loans originated for investment	(18,220)	(25,134)
Principal payments on consumer loans originated	5,826	5,463
Inventories	1,053	(5,019)
Prepaid expenses and other assets	783	(9,527)
Accounts payable and accrued expenses	1,121	3,489

Net cash provided by (used in) operating activities	855	(26,842)

Investing Activities
Disposals (purchases) of property, plant and equipment, net of proceeds from disposition	24	(2,090)
Purchases of investments	(1,848)	(1,990)
Sales of investments	652	150

Net cash used in investing activities	(1,172)	(3,930)

Financing Activities
Net proceeds from (payments on) floor plan payable	5,472	(9,383)
Net proceeds from warehouse revolving debt	6,764	16,932
Payments on securitized financings	(8,811)	(4,098)

Net cash provided by financing activities	3,425	3,451

Net increase (decrease) in cash and cash equivalents	3,108	(27,321)
Cash and cash equivalents at beginning of period	44,292	65,014

Cash and cash equivalents at end of period	$47,400	$37,693

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$4,641	$3,684
Income taxes	(3,377)	(240)

See accompanying notes.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 30, 2007 included in the Company’s Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

The balance sheet at March 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

General Business Environment

The tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities caused the manufactured housing industry to enter a cyclical downturn in mid-1999. The Company’s first quarter results reflect these difficult market conditions that continue to plague the industry. Industry shipments have continued to decline with calendar year 2007 manufactured housing shipments down 29.6% through May and modular home shipments down 20.4% through March (industry shipments for modular housing are only available quarterly).

Prior to calendar 2006, the annual, year over year increases in manufactured housing shipments to Florida, Arizona and California were the main factor in maintaining industry shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased manufactured housing demand in these states changed quickly. Site built homes in these states experienced rapid price appreciation driven by high land cost. As such, the increase in speculative building resulted in excess inventory. This has caused prices to fall and buyers and sellers are postponing their home buying decisions. It has also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. Shipments to Florida, Arizona and California were down approximately 49% through May of calendar year 2007.

With no signs of a quick recovery within the manufactured housing industry, the Company has focused on pursuing a strategic direction that will allow it to be profitable in this environment. The Company has introduced new lower-priced manufactured housing products which allow it to reach more credit-worthy customers who would not qualify for its traditional, higher priced product lines. The Company has also introduced new, lower priced, less complex, modular products at different price points which are designed to streamline the sale to completion time, a critical factor for increasing modular sales. The Company has launched a television advertisement campaign which is designed to generate new leads and sales by directing customer traffic to its new enhanced website where they are served by its e-lead sales team.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

Because of the difficult market environment and the results of operations for the first quarter of fiscal 2008, the Company is currently evaluating the carrying value of the goodwill balances relating to its factory-built housing reporting unit under the provisions of Statement of Financial Accounting Standards No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”. The Company expects that the evaluation, which is being performed by an outside third party, will be completed in the second quarter of fiscal 2008. The accompanying condensed financial statements do not include any potential impairment charges to the carrying value of goodwill balances relating to the factory-built housing reporting unit as of June 29, 2007, since such amounts, if any, are not estimable as of June 29, 2007. However, if it is determined under FAS 142 that an impairment charge needs to be made, it could have a material effect on the Company’s income statements and total assets. Such recorded goodwill balances were approximately $78.5 million as of June 29, 2007.

Restricted Cash

At June 29, 2007 and March 30, 2007, restricted cash consists of $15.5 million of cash pledged as collateral for outstanding insurance programs and surety bonds, $7.5 million and $10.8 million, respectively, of cash relating to customer deposits held in trust accounts, $4.6 million and $6.8 million, respectively, of cash relating primarily to CountryPlace customers’ principal and interest payments on the loans that are in the warehouse or securitized, and zero and $10.4 million, respectively, of CountryPlace pre-funded loans which were subsequently funded on May 7, 2007. In the event of default on the warehouse facility or the securitized borrowing, this amount would be paid to the financial institution as payment of outstanding principal and interest on the facility.

2.	Inventories

Inventories consist of the following (in thousands):

	June 29, 2007	March 30, 2007
Raw materials	$10,226	$12,083
Work in process	9,636	10,403
Finished goods – factory-built	2,601	2,606
Finished goods – retail	115,174	113,598

	$137,637	$138,690

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”). During the second quarter of fiscal 2007, the Company wrote off its investment in BSM. On May 18, 2007, the Company executed an agreement to terminate the partnership effective June 7, 2007. As part of the agreement, both parties agreed to mutual releases of all prior claims, counterclaims and causes of action. The revenues and net loss of the limited partnership for the three months ended June 29, 2007 and June 30, 2006 are as follows (in thousands):

	Three Months Ended
	June 29, 2007	June 30, 2006
Revenues	$—	$15,128
Net loss	—	(348)

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	June 29, 2007	March 30, 2007
Consumer loans receivable	$241,863	$230,911
Land/home loan advances	13,054	11,745
Deferred financing costs, net	(6,836)	(6,628)
Allowance for loan losses	(8,386)	(7,739)

Consumer loans receivable, net	$239,695	$228,289

The allowance for loan losses and related additions and deductions to the allowance during the three months ended June 29, 2007 and June 30, 2006 are as follows (in thousands):

	Three Months Ended
	June 29, 2007	June 30, 2006
Allowance for loan losses, beginning of period	$7,739	$6,361
Provision for credit losses	988	939
Loans charged off, net of recoveries	(341)	(806)

Allowance for loan losses, end of period	$8,386	$6,494

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility, expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at June 29, 2007) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of June 29, 2007. In May 2007, the Company amended the agreement to revise the covenants which must be maintained in order for the Company to borrow against the facility. The amended covenants require for the Company to comply with a loan to collateral value and minimum

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liquidity amount. As of June 29, 2007, the Company was in compliance with these covenants. If either of the covenants are not met, the Company must then calculate minimum inventory turns and tangible net worth. The Company had $49.1 million and $43.6 million outstanding under its floor plan credit facility at June 29, 2007 and March 30, 2007, respectively.

6.	Debt Obligations

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For the three month periods ended June 29, 2007 and June 30, 2006, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

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

On March 22, 2007, the Company, through its subsidiary CountryPlace, completed its second securitization (“2007-1”) for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans which were subsequently funded on May 7, 2007), which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. Maturity of the bonds is at varying dates beginning in 2008 through 2017 and were issued with a weighted average maturity of 4.86 years. The proceeds from the securitization and subsequent funding of the pre-funded loans were used to repay approximately $97.1 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was also structured as a securitized borrowing.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (5.375% as of June 29, 2007) plus 1.25%. The facility terminates March 14, 2008; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 88% against the outstanding principle balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of completion. CountryPlace had outstanding borrowings under the warehouse facility of $18.8 million as of June 29, 2007 and $12.0 million as of March 30, 2007. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio and a minimum capitalization for CountryPlace, which is customary in the industry. As of June 29, 2007, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $150.0 million, CountryPlace would have to originate an additional $150.4 million of new loans, of which $20.9 million would have to be funded through the Company’s operations.

7.	Other Comprehensive Income (Loss)

The difference between net income (loss) and total comprehensive income (loss) for the three months ended June 29, 2007 and June 30, 2006 is as follows (in thousands):

	Three Months Ended
	June 29, 2007	June 30, 2006
Net income (loss)	$(4,251)	$3,557
Unrealized gain (loss) on available-for-sale investments, net of tax	179	(520)
Change in fair value of interest rate hedge, net of tax	23	—

Comprehensive income (loss)	$(4,049)	$3,037

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At June 29, 2007, the Company estimates that its potential obligations under all repurchase agreements were approximately $21.0 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations or cash flows of the Company.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at June 29, 2007 and June 30, 2006 (in thousands):

	June 29, 2007	June 30, 2006
Accrued warranty balance, beginning of period	$5,922	$7,354
Net warranty expense provided	5,614	5,641
Cash warranty payments	(5,490)	(6,335)

Accrued warranty balance, end of period	$6,046	$6,660

10.	New Accounting Pronouncements

On March 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretations No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax return in states in which the Company operates. The Company’s federal income tax returns for the years subsequent to March 26, 2004, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to March 28, 2003. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value; the methods used to measure fair value, and required expanded financial statement disclosures about fair value measurement for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on its financial statements.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three months ended June 29, 2007 and June 30, 2006 (in thousands):

	Three Months Ended
	June 29, 2007	June 30, 2006
Net sales
Factory-built housing	$133,097	$185,896
Financial services	10,197	8,634

	$143,294	$194,530

Income (loss) from operations
Factory-built housing	$(1,406)	$8,405
Financial services	5,093	3,980
General corporate expenses	(6,313)	(4,901)

	$(2,626)	$7,484

Interest expense	(4,481)	(3,421)
Equity in loss of limited partnership	—	(174)
Interest income and other	1,040	1,204

Income (loss) before income taxes	$(6,067)	$5,093

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 10.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of June 29, 2007, we operated 14 manufacturing facilities that sell homes through 107 company-owned retail superstores and builder locations and over 300 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home loans to purchasers of factory-built homes sold by company-owned retail superstores and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized. We also provide property and casualty insurance for owners of manufactured homes through our wholly-owned subsidiary, Standard Casualty.

The tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities caused the manufactured housing industry to enter a cyclical downturn in mid-1999. Our first quarter results reflect these difficult market conditions that continue to plague the manufactured housing industry. Industry shipments have continued to decline with calendar year 2007 manufactured housing shipments down 29.6% through May and modular home shipments down 20.4% through March (industry shipments for modular housing are only available quarterly).

Prior to calendar 2006, the annual, year over year increases in manufactured housing shipments to Florida, Arizona and California were the main factor in maintaining industry shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased manufactured housing demand in these states changed quickly. Site built homes in these states experienced rapid price appreciation driven by high land cost. As such, the increase in speculative building resulted in excess inventory. This has caused prices to fall and buyers and sellers are postponing their home buying decisions. It has also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. Shipments to Florida, Arizona and California were down approximately 49% through May of calendar year 2007.

With no signs of a quick recovery within the manufactured housing industry, we have focused on pursuing a strategic direction that will allow us to be profitable in this environment. We have introduced new lower-priced HUD products which allow us to reach more credit-worthy customers who would not qualify for our traditional, higher priced product lines. We have also introduced new lower priced, less complex modular products which are designed to streamline the sale to completion time, a critical factor for increasing modular sales. We have launched a television advertisement campaign which is designed to generate new leads and sales by directing customer traffic to our new enhanced website where they are served by our e-lead sales team.

Because of the difficult market environment and the results of operations for the first quarter of fiscal 2008, we are currently evaluating the carrying value of the goodwill balances relating to our factory-built housing reporting unit under the provisions of Statement of Financial Accounting Standards No.

142 (“FAS 142”), “Goodwill and Other Intangible Assets”. We expect that the evaluation, which is being performed by an outside third party, will be completed in the second quarter of fiscal 2008. The accompanying condensed financial statements do not include any potential impairment charges to the carrying value of goodwill balances relating to the factory-built housing reporting unit as of June 29, 2007, since such amounts, if any, are not estimable as of June 29, 2007. However, if it is determined under FAS 142 that an impairment charge needs to be made, it could have a material effect on our income statements and total assets. Such recorded goodwill balances were approximately $78.5 million as of June 29, 2007.

We continue to focus on our consumer financing capabilities through CountryPlace. On March 22, 2007, CountryPlace successfully completed a second securitization for approximately $116.5 million of loans (including approximately $10.4 million of loans which were subsequently funded on May 7, 2007) which were funded by issuing bonds totaling approximately $101.9 million. Our initial securitization for approximately $141.0 million of loans was funded by issuing bonds totaling approximately $118.4 million on July 12, 2005. The assets are chattel loans originated by company-owned retail locations with the collateral being primarily Palm Harbor manufactured homes built in company-owned factories. See “Liquidity and Capital Resources” for further details on these transactions.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	June 29, 2007	June 30, 2006
Net sales	100.0%	100.0%
Cost of sales	76.0	73.5

Gross profit	24.0	26.5
Selling, general and administrative expenses	25.8	22.6

Income (loss) from operations	(1.8)	3.9
Interest expense	(3.1)	(1.8)
Equity in loss of limited partnership	—	(0.1)
Interest income and other	0.7	0.6

Income (loss) before income taxes	(4.2)	2.6
Income tax benefit (expense)	1.2	(0.8)

Net income (loss)	(3.0)%	1.8%

The following table summarizes certain key sales statistics as of and for the three months ended June 29, 2007 and June 30, 2006.

	Three Months Ended
	June 29, 2007	June 30, 2006
Homes sold through company-owned retail superstores and builder locations	940	1,207
Homes sold to independent dealers, builders and developers	471	964
Total new factory-built homes sold	1,411	2,171
Average new manufactured home price – retail	$76,000	$76,000
Average new manufactured home price – wholesale	$60,000	$63,000
Average new modular home price – retail	$180,000	$163,000
Average new modular home price – wholesale	$80,000	$80,000
Number of company-owned retail superstores at end of period	103	113
Number of company-owned builder locations at end of period	4	4

Three Months Ended June 29, 2007 Compared to Three Months Ended June 30, 2006

Net Sales. Net sales decreased 26.3% to $143.3 million in the first quarter of fiscal 2008 as compared to $194.5 million in the first quarter of fiscal 2007. This decrease is comprised of a $52.8 million decrease in factory-built housing net sales offset by a $1.6 million increase in financial services net sales. The decline in factory-built housing net sales is primarily due to a 35.0% decrease in the total number of factory-built homes sold offset by a 10.4% increase in the average retail selling price of a new modular home. The total number of factory-built homes sold decreased primarily due to a 64.9% decrease in homes sold to independent, dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona. These states have been especially impacted by decreased manufactured home sales to manufactured housing retirement communities. The increase in the average retail selling price of a new modular home is the result of customers purchasing larger, more complex homes. The increase in financial services net sales reflects an increase in interest income resulting from an increase in consumer loans receivable as of the end of the first quarter of fiscal 2008 as compared to the end of the first quarter of fiscal 2007.

Gross Profit. In the first quarter of fiscal 2008, gross profit decreased to $34.4 million, or 24.0% of net sales, from $51.5 million, or 26.5% in the first quarter of fiscal 2007. Gross profit for the factory-built housing segment decreased from 24.5% of net sales in the first quarter of fiscal 2007 to 20.3% in the first quarter of fiscal 2008. This decrease was the result of a decline in the factory utilization rates coupled with continued pressure on our manufactured housing wholesale margins in Florida, California and Arizona. Gross profit for the financial services segment increased $1.3 million to 72.0% of net sales in the first quarter of fiscal 2008, up from 69.8% of net sales in the first quarter of fiscal 2007. This increase is due to the increase in net sales as explained above.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 25.8% for the first quarter of fiscal 2008 from 22.6% for the first quarter of fiscal 2007. This increase resulted from the larger percentage decline in net sales. Selling, general and administrative expenses decreased to $37.0 million in the first quarter of fiscal 2008 as compared to $44.0 million in the first quarter of fiscal 2007. This $7.0 million decrease relates primarily to the factory-built housing segment and is largely the result of the cost savings steps we put in place during the second and fourth quarters of fiscal 2007 plus a reduction in performance based compensation expense. Selling, general and administrative expenses related to the financial services segment and general corporate expenses remained relatively flat in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

Interest Expense. Interest expense increased 31.0% to $4.5 million in the first quarter of fiscal 2008 as compared to $3.4 million in the first quarter of fiscal 2007. As a result of the completion of CountryPlace’s second securitization in March 2007, our interest expense on securitized financings increased $1.2 million and was offset by a $0.5 million decrease in interest expense on our warehouse revolving debt. Also, interest expense on floorplan payable increased $0.2 million. Both the interest rate and the amount outstanding on the floorplan payable are variable.

Equity in Loss of Limited Partnership. Equity in loss of limited partnership was zero in the first quarter of fiscal 2008 as compared to a $0.2 million loss in the first quarter of fiscal 2007. On May 18, 2007, we executed an agreement to terminate our partnership with BSM effective June 7, 2007. Under the termination agreement, we have no further financial obligation to BSM on an ongoing basis.

Liquidity and Capital Resources

Net cash provided by operating activities was $0.9 million in the first three months of fiscal 2008 compared to $26.8 million used in operating activities in the first three months of fiscal 2007. The $27.7 million increase is primarily due to increases in cash provided by reductions in restricted cash and prepaid expenses and other assets, as well as a decrease in cash used in consumer loans originated for investment.

Net cash used in investing activities was $1.2 million in the first three months of fiscal 2008 as compared to $3.9 million provided by investing activities in the first three months of fiscal 2007. This decrease in cash used in investing activities is primarily due to decrease in the amount of purchases of property, plant and equipment in the first three months of fiscal 2008.

Net cash provided by financing activities remained essentially flat at $3.4 million in the first three months of 2008 compared to $3.5 million in the first three months of fiscal 2007.

We have an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at June 29, 2007) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which we had none as of June 29, 2007. In May 2007, we amended the agreement to revise the covenants which must be maintained in order for us to borrow against the facility. The amended covenants require us to comply with a loan to collateral value and minimum liquidity amount. As of June 29, 2007, we were in compliance with these covenants. If either of the two covenants are not met, we must then calculate minimum inventory turns and tangible net worth. We had $49.1 million and $43.6 million outstanding under our floor plan credit facility at June 29, 2007 and March 30, 2007, respectively.

On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the

Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase in additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, we filed a shelf registration statement covering resales of the Notes and the shares of Palm Harbor’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies. For the three months ended June 29, 2007 and June 30, 2006, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

CountryPlace has an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates March 14, 2008; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The advance against the outstanding principle balance of eligible consumer loan receivables is 88% and draws can be made at an 80% advance rate against land-home loans in various stages of completion. The interest rate remains LIBOR (5.375%) plus 1.25%. Countryplace had outstanding borrowings under the warehouse facility of $18.8 million as of June 29, 2007 and $12.0 million as of March 30, 2007. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio and a minimum capitalization for CountryPlace, which is customary in the industry. As of June 29, 2007, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $150.0 million, CountryPlace would have to originate an additional $150.4 million of new loans, of which $20.9 million would have to be funded through the Company’s operations.

On July 12, 2005, we, through our 80% owned subsidiary CountryPlace, completed our initial securitization for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118. 4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with a weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

On March 22, 2007, we, through our 80% owned subsidiary CountryPlace, completed our second securitization for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans which were subsequently funded on May 7, 2007) which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. Maturity of the bonds is at varying dates beginning in 2008 through 2017 and were issued with a weighted average maturity of 4.86 years. The proceeds from the securitization and subsequent funding of the pre-funded loans were used to repay approximately $97.1 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was also structured as a securitized borrowing.

We believe that the proceeds from the securitizations, floor plan financing, borrowings on the warehouse facility and any other available borrowing alternatives will be adequate to support our working capital needs, currently planned capital expenditure needs and expansion of CountryPlace for the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, the market for asset backed securitizations and other factors beyond our control, no assurances can be given in this regard.

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

A significant reduction in the carrying value of our goodwill could have a material adverse effect on our income statements and our total assets.

Goodwill accounted for approximately 11.7% of our total assets as of June 29, 2007. Continued operating losses could cause significant impairment of our goodwill, resulting in a non-cash impairment charge. A significant reduction in the carrying value of our goodwill could have a material adverse effect on our income statements and our total assets.

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

CountryPlace makes loans to borrowers that it believes are creditworthy based on its credit guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to:

•	national, regional and local economic conditions (approximately 42% of our borrowers are in Texas);

•	changes or continued weakness in specific industry segments;

•	natural hazard risks affecting the region in which the borrower resides; and

•	employment, financial or life circumstances.

If customers do not repay their loans, the profitability and cash flow from the loan portfolio could adversely affect CountryPlace’s ability to continue to securitize its loans.

If CountryPlace is unable to continue to securitize its loans, it will be required to seek other sources of long-term funding, which funding may not be available.

The loans that are originated by CountryPlace are funded with proceeds from its warehouse borrowing facility and borrowings from us. On July 12, 2005, CountryPlace successfully completed its initial securitization for approximately $141.0 million of loans which were funded by issuing bonds totaling approximately $118.4 million and on March 22, 2007, CountryPlace completed its second securitization for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans which were subsequently funded on May 7, 2007) funded by bonds totaling approximately $101.9 million. We anticipate CountryPlace will continue to securitize its loans as a primary source of liquidity. The proceeds from future securitizations will be used to repay any borrowings from the warehouse facility and from us, as well as to originate new loans. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. Although the asset-backed securitization market for manufactured housing lenders has improved in the past year in terms of access to the markets, as well as pricing and credit enhancement levels, poor performance of any loans we may securitize in the future could harm our future access to the securitization market. If CountryPlace is unable to continue to securitize its loans on terms that are economical, or if there is a decline in the securitization market for manufactured housing loans, and if CountryPlace is unable to obtain additional sources of long-term funding, it could have a material adverse effect on our results of operations, financial condition and business prospects.

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

The factory-built housing industry is currently in a prolonged slump with no recovery in sight.

Historically, the factory-built housing industry has been highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales. The factory-built housing industry is currently in a prolonged slump with no recovery in sight. We are subject to volatility in operating results due to external factors beyond our control such as:

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

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the first quarter of fiscal 2008 and 2007, net losses incurred under these repurchase agreements totaled zero and $26,000, respectively.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2007, average prices of our raw materials were flat compared to fiscal 2006, however, in fiscal 2006 and 2005, we experienced an increase in the average prices of our raw materials of 5% and 6%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations -lumber, gypsum wallboard and insulation- have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In first quarter of fiscal 2008, 15.0% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the first quarter of fiscal 2008, approximately 27.5% of our net sales were generated in Texas and approximately 15.0% of our net sales were generated in Florida. A decline in the demand for manufactured housing in Florida has already impacted our operations (see the Executive Overview section of Management’s Discussion and Analysis for more details) and a decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of June 29, 2007 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $ 0.7 million.

CountryPlace is exposed to market risk related to the accessibility and terms of financing in the asset-backed securities market. On July 12, 2005, CountryPlace successfully completed its initial securitized financing of approximately $141.0 million of loans. On March 22, 2007, CountryPlace completed a second securitized financing of approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans which were subsequently funded on May 7, 2007). CountryPlace intends to continue to securitize its loan originations as a means to obtain long-term fixed interest rate funding. The inability to continue to securitize its loans would require CountryPlace to seek other sources of funding or to reduce or eliminate its loan originations if other sources of funding are not available.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of June 29, 2007 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $ 3.8 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of June 29, 2007 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of June 29, 2007. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of June 29, 2007.

There has been no change to our internal control over financial reporting during the quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings – Not applicable

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds – Not applicable

Item 3.	Defaults upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on July 25, 2007.

b)	The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

Larry H. Keener

Lee Posey

William M. Ashbaugh

Jerry D. Mallonee

Frederick R. Meyer

Elysia Holt Ragusa

Walter D. Rosenberg, Jr.

A. Gary Shilling

W. Christopher Wellborn

John H. Wilson

c)	The tabulation of votes for each Director nominee was as follows:

Election of Directors:	For	Withheld
Larry H. Keener	20,527,866	6,125
Lee Posey	20,527,466	6,525
William M. Ashbaugh	20,521,612	12,379
Jerry D. Mallonee	20,530,517	3,474
Frederick R. Meyer	20,064,122	469,869
Elysia Holt Ragusa	20,530,196	3,795
Walter D. Rosenberg, Jr.	20,064,219	469,772
A. Gary Shilling	20,471,086	62,905
W. Christopher Wellborn	20,530,517	3,474
John H. Wilson	20,065,252	468,739

d)	To appoint Ernst & Young LLP as independent auditors for the year ending March 28, 2008.

For	Withheld	Abstaining
20,527,966	4,827	1,198

Item 5.	Other information – Not applicable

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2007

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer