Form 10-Q
period 2007-09-28
PALM HARBOR HOMES INC /FL/
filed 2007-11-01
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Shares of common stock $.01 par value, outstanding on November 1, 2007 – 22,851,865.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 28, 2007	March 30, 2007
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$37,924	$44,292
Restricted cash	27,702	43,469
Investments	23,393	22,083
Trade receivables	41,369	33,978
Consumer loans receivable, net	250,684	228,289
Inventories	140,327	138,690
Prepaid expenses and other assets	10,953	11,240
Deferred tax assets, net	—	14,579
Property, plant and equipment, net	57,389	59,996
Goodwill	—	78,506

Total assets	$589,741	$675,122

Liabilities and shareholders’ equity
Accounts payable	$23,931	$22,715
Accrued liabilities	82,543	77,224
Floor plan payable	49,158	43,603
Warehouse revolving debt	32,863	12,045
Securitized financings	178,389	194,405
Convertible senior notes	75,000	75,000

Total liabilities	441,884	424,992

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	53,998	53,907
Retained earnings	110,941	213,289
Treasury shares	(15,896)	(15,896)
Accumulated other comprehensive loss	(1,425)	(1,409)

Total shareholders’ equity	147,857	250,130

Total liabilities and shareholders’ equity	$589,741	$675,122

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	$144,639	$179,409	$287,933	$373,939
Cost of sales	108,151	138,784	217,044	281,826
Selling, general and administrative expenses	37,527	42,277	74,554	86,280
Goodwill impairment	78,506	—	78,506	—

Income (loss) from operations	(79,545)	(1,652)	(82,171)	5,833

Interest expense	(4,691)	(3,702)	(9,172)	(7,124)
Equity in loss of limited partnership and impairment charges	—	(4,535)	—	(4,709)
Interest income and other	1,456	1,092	2,496	2,296

Loss before income taxes	(82,780)	(8,797)	(88,847)	(3,704)

Income tax benefit (expense)	(15,317)	3,518	(13,501)	1,981

Net loss	$(98,097)	$(5,279)	$(102,348)	$(1,723)

Net loss per common share – basic and diluted	$(4.29)	$(0.23)	$(4.48)	$(0.08)

Weighted average common shares outstanding – basic and diluted	22,852	22,831	22,852	22,831

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	September 28, 2007	September 29, 2006
Operating Activities
Net loss	$(102,348)	$(1,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,260	4,814
Provision for credit losses	1,966	1,982
Loss (gain) on disposition of assets	(480)	717
Provision for long-term incentive plan	91	85
Goodwill impairment	78,506	—
Gain on sale of investments	(359)	(190)
Deferred income taxes	14,579	(985)
Equity in loss of limited partnership and impairment charges	—	4,709
Changes in operating assets and liabilities:
Restricted cash	15,767	(12,308)
Trade receivables	(7,391)	10,473
Consumer loans originated for investment	(38,475)	(50,808)
Principal payments on consumer loans originated	14,114	12,128
Inventories	(1,637)	(956)
Prepaid expenses and other assets	(184)	(16,287)
Accounts payable and accrued expenses	6,574	(11,843)

Net cash used in operating activities	(15,017)	(60,192)

Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(641)	(3,986)
Purchases of investments	(3,767)	(4,780)
Sales of investments	2,700	5,317

Net cash used in investing activities	(1,708)	(3,449)

Financing Activities
Net proceeds from floor plan payable	5,555	4,740
Net proceeds from warehouse revolving debt	20,818	39,241
Payments on securitized financings	(16,016)	(7,369)

Net cash provided by financing activities	10,357	36,612

Net decrease in cash and cash equivalents	(6,368)	(27,029)
Cash and cash equivalents at beginning of period	44,292	73,407

Cash and cash equivalents at end of period	$37,924	$46,378

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$8,648	$6,555
Income taxes	(3,384)	3,787

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

General Business Environment

The tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities caused the manufactured housing industry to enter a cyclical downturn in mid-1999. The Company’s second quarter and year to date results in fiscal 2008 were heavily influenced by these difficult industry conditions. Industry shipments have continued to decline with calendar year 2007 manufactured housing shipments down 23% through August, and with the three significant manufactured housing states of Florida, California and Arizona down a combined 45% over the prior year.

In addition, the recent fallout in the sub-prime mortgage market has adversely affected the entire housing industry resulting in an increased number of defaults and repossessions. Appraisal values of site-built homes are declining with greater availability of lower priced site-built homes in the market. This increase in the availability of lower priced site-built homes has caused increased competition for factory-built housing products.

With conditions that have worsened and no signs of a quick recovery within the factory-built housing industry, the Company has focused on pursuing a strategic direction that will allow it to improve our operating results in this environment. The Company has introduced new lower-priced manufactured housing products which allow it to reach more credit-worthy customers who would not qualify for its traditional, higher priced products. The Company has also introduced new lower priced, less complex modular products which are designed to streamline the sale to completion time, a critical factor for increasing modular sales. Currently, factory backlogs are approximately 33% ahead of last year as a result of this expansion of the Company’s product lines. Also, modular home sales, which have a higher average selling price than manufactured homes, now account for 30% of total factory-built homes sold as compared to 25% in the prior year.

Goodwill

Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill annually for potential impairment by reporting unit as of the first day of its fourth fiscal quarter or more frequently if an event occurs or circumstances change that indicate the remaining

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

balance of goodwill may not be recoverable. All of the Company’s goodwill relates to its factory-built housing reporting unit. Due to the difficult market environment, particularly the recent fallout in the sub-prime market and the continued decline in shipments to Florida, California and Arizona, and the losses the Company recorded during the preceding four quarters, the Company determined that an interim test to assess goodwill for impairment was necessary.

In analyzing the potential impairment of goodwill, SFAS No. 142 prescribes a two-step process that begins with the estimation of the fair value of the reporting units. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. The Company, with the assistance of an independent valuation firm, completed its interim goodwill impairment analysis during the second quarter ended September 28, 2007.

For the first step, the Company, in accordance with SFAS No. 142 and with the assistance of an independent valuation firm, estimated the fair value of its factory-built housing reporting unit utilizing the estimated present values of future cash flows of the reporting unit, and other market based assessments of fair value for the reporting unit. Based on the results of the first step of the analysis, the Company concluded that the fair value of its factory-built housing reporting unit was less than its carrying value and, accordingly, that the second step of the analysis was necessary to determine the amount of goodwill impairment. For the second step, the Company, in accordance with SFAS No. 142 and with the assistance of an independent valuation firm, allocated the estimated fair value of its factory-built housing reporting unit to various assets and liabilities to determine the fair value of its goodwill. This process primarily involved estimating the difference between the carrying value and fair value of the Company’s property, plant and equipment, intangibles and inventories. Based on the results of the second step of the Company’s analysis, the Company concluded the goodwill relating to its factory-built housing reporting unit was fully impaired. As a result, during the three months ended September 28, 2007, the Company recorded a non-cash impairment charge of $78.5 million related to the write-off of its entire goodwill balance.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. To the extent the Company believes it is more likely than not that it will not be able to utilize some or all of its deferred tax assets prior to expiration, it is required to establish a valuation allowance against that portion of the deferred tax assets. The determination of valuation allowances involves significant management judgments and is based upon the evaluation of both positive and negative evidence, including the Company’s best estimates of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. Changes in events or expectations could result in significant adjustments to the valuation allowances and material changes to the Company’s provision for income taxes.

As a result of the continued difficult market environment, the Company’s losses for the cumulative three-year historical period and each of the preceding four quarters, the Company reviewed its deferred tax assets to determine whether a valuation allowance was necessary. After considering both positive and negative evidence, based primarily upon its recent losses, the Company recognized a valuation allowance against all of its net deferred

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

tax assets which resulted in the Company recording an income tax provision of approximately $15.3 million during the second quarter ended September 28, 2007. If, after future considerations of positive and negative evidence related to the recoverability of its deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Restricted Cash

Restricted cash consists of the following (in thousands):

	September 28, 2007	March 30, 2007
Cash pledged as collateral for outstanding insurance programs and surety bonds	$13,637	$15,487
Cash related to customer deposits held in trust accounts	8,507	10,772
Cash related to CountryPlace customers’ principal and interest payments on the loans that are in the warehouse or securitized	5,558	6,825
Cash related to CountryPlace pre-funded loans	—	10,385

	$27,702	$43,469

2.	Inventories

Inventories consist of the following (in thousands):

	September 28, 2007	March 30, 2007
Raw materials	$10,262	$12,083
Work in process	10,658	10,403
Finished goods – factory-built	2,428	2,606
Finished goods – retail	116,979	113,598

	$140,327	$138,690

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment in Limited Partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”). During the second quarter of fiscal 2007, the Company wrote off its investment in BSM of $4.4 million. On May 18, 2007, the Company executed an agreement to terminate the partnership effective June 7, 2007. As part of the agreement, both parties agreed to mutual releases of all prior claims, counterclaims and causes of action. The revenues and net loss of the limited partnership for the three and six months ended September 29, 2006 are as follows (in thousands):

	Three Months Ended September 29, 2006	Six Months Ended September 29, 2006
Revenues	$10,092	$25,220
Net loss	(300)	(648)

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	September 28, 2007	March 30, 2007
Consumer loans receivable	$252,018	$230,911
Land/home loan advances	14,895	11,745
Deferred financing costs, net	(7,219)	(6,628)
Allowance for loan losses	(9,010)	(7,739)

Consumer loans receivable, net	$250,684	$228,289

The allowance for loan losses and related additions and deductions to the allowance during the six months ended September 28, 2007 and September 29, 2006 are as follows (in thousands):

	Six Months Ended
	September 28, 2007	September 29, 2006
Allowance for loan losses, beginning of period	$7,739	$6,361
Provision for credit losses	1,966	1,982
Loans charged off, net of recoveries	(695)	(1,190)

Allowance for loan losses, end of period	$9,010	$7,153

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility, expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at September 28, 2007) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which the Company has none as of

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 28, 2007. In May 2007, the Company amended the agreement to revise the covenants which must be maintained in order for the Company to borrow against the facility. The amended covenants require for the Company to comply with a loan to collateral value and minimum liquidity amount. As of September 28, 2007, the Company was in compliance with these covenants. If either of the covenants are not met, the Company must then calculate minimum inventory turns and tangible net worth. The Company had $49.2 million and $43.6 million outstanding under its floor plan credit facility at September 28, 2007 and March 30, 2007, respectively.

6.	Debt Obligations

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For the three and six month periods ended September 28, 2007 and September 29, 2006, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

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

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (5.125% as of September 28, 2007) plus 1.25%. The facility terminates March 14, 2008; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The facility provides for an advance of 88% against the market value of the outstanding principal balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of completion. CountryPlace had outstanding borrowings under the warehouse facility of $32.9 million as of September 28, 2007 and $12.0 million as of March 30, 2007. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio and a minimum capitalization for CountryPlace, which is customary in the industry. As of September 28, 2007, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $150.0 million, CountryPlace would have to originate an additional $133.3 million of new loans, of which $18.8 million would have to be funded through the Company’s operations.

7.	Other Comprehensive Loss

The difference between net loss and total comprehensive loss for the three and six months ended September 28, 2007 and September 29, 2006 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net loss	$(98,097)	$(5,279)	$(102,348)	$(1,723)
Unrealized gain (loss) on available-for-sale investments	(257)	271	(78)	(249)
Change in fair value of interest rate hedge	39	—	62	—

Comprehensive loss	$(98,315)	$(5,008)	$(102,364)	$(1,972)

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At September 28, 2007, the Company estimates that its potential obligations under all repurchase agreements were approximately $20.2 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at September 28, 2007 and September 29, 2006 (in thousands):

	September 28, 2007	September 29, 2006
Accrued warranty balance, beginning of period	$5,922	$7,354
Net warranty expense provided	10,863	12,161
Cash warranty payments	(10,491)	(13,092)

Accrued warranty balance, end of period	$6,294	$6,423

10.	New Accounting Pronouncements

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

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value; the methods used to measure fair value, and required expanded financial statement disclosures about fair value measurement for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact on its financial statements but does not expect the adoption of the standard to have a material impact on its consolidated financial position or results of operations.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and six months ended September 28, 2007 and September 29, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales
Factory-built housing	$133,864	$170,295	$266,961	$356,191
Financial services	10,775	9,114	20,972	17,748

	$144,639	$179,409	$287,933	$373,939

Income (loss) from operations
Factory-built housing	$(1,896)	$(175)	$(3,302)	$8,230
Financial services	5,459	4,326	10,551	8,307
General corporate expenses	(4,602)	(5,803)	(10,914)	(10,704)
Goodwill impairment	(78,506)	—	(78,506)	—

	$(79,545)	$(1,652)	$(82,171)	$5,833

Interest expense	$(4,691)	$(3,702)	$(9,172)	$(7,124)
Equity in loss of limited partnership and impairment charges	—	(4,535)	—	(4,709)
Interest income and other	1,456	1,092	2,496	2,296

Loss before income taxes	$(82,780)	$(8,797)	$(88,847)	$(3,704)

The following table details identifiable assets as of September 28, 2007 and September 29, 2006 (in thousands):

	September 28, 2007	September 29, 2006
Identifiable assets
Factory-built housing	$238,461	$257,317
Financial services	316,697	270,370
Other	34,583	149,225

	$589,741	$676,912

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of September 28, 2007, we operated 14 manufacturing facilities that sell homes through 108 company-owned retail superstores and builder locations and over 325 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home loans to purchasers of factory-built homes sold by company-owned retail superstores and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized. We also provide property and casualty insurance for owners of manufactured homes through our wholly-owned subsidiary, Standard Casualty.

The tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities caused the manufactured housing industry to enter a cyclical downturn in mid-1999. Our second quarter and year to date results in fiscal 2008 were heavily influenced by these difficult industry conditions. Industry shipments have continued to decline with calendar year 2007 manufactured housing shipments down 23% through August, and with the three significant manufactured housing states of Florida, California and Arizona down a combined 45% over the prior year.

In addition, the recent fallout in the sub-prime mortgage market has adversely affected the entire housing industry resulting in an increased number of defaults and repossessions. Appraisal values of site-built homes are declining with greater availability of lower priced site-built homes in the market. This increase in the availability of lower priced site-built homes has caused increased competition for factory-built housing products.

With conditions that have worsened this year and no signs of a quick recovery within the factory-built housing industry, we have focused on pursuing a strategic direction that will allow us to improve our operating results in this environment. We have introduced new lower-priced manufactured housing products which allow us to reach more credit-worthy customers who would not qualify for our traditional, higher priced products. We have also introduced new lower priced, less complex modular products which are designed to streamline the sale to completion time, a critical factor for increasing modular sales. Currently, factory backlogs are approximately 33% ahead of last year as a result of this expansion of our product lines. Also, modular home sales, which have a higher average selling price than manufactured homes, now account for 30% of total factory-built homes sold as compared to 25% in the prior year.

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

Goodwill Impairment

Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill annually for potential impairment by reporting unit as of the first day of our fourth fiscal quarter or more frequently if an event occurs or circumstances change that indicate the remaining balance of goodwill may not be recoverable. All of our goodwill relates to our factory-built housing reporting unit. Due to the difficult market environment, particularly the recent fallout in the sub-prime market and the continued decline in shipments to Florida, California and Arizona, and the losses we recorded during the preceding four quarters, we determined that an interim test to assess goodwill for impairment was necessary.

In analyzing the potential impairment of goodwill, SFAS No. 142 prescribes a two-step process that begins with the estimation of the fair value of the reporting units. If the results of the first step indicate that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any. Impairment is determined to exist when the estimated fair value of goodwill is less than its carrying value. We, with the assistance of an independent valuation firm, completed our interim goodwill impairment analysis during the second quarter ended September 28, 2007.

For the first step, we, in accordance with SFAS No. 142 and with the assistance of an independent valuation firm, estimated the fair value of our factory-built housing reporting unit utilizing the estimated present values of future cash flows of the reporting unit, and other market based assessments of fair value for the reporting unit. Based on the results of the analysis, we concluded that the fair value of our factory-built housing reporting unit was less than its carrying value and, accordingly, that the second step of the analysis was necessary to determine the amount of goodwill impairment. For the second step, we, in accordance with SFAS No. 142 and with the assistance of an independent valuation firm, allocated the estimated fair value of our factory-built housing reporting unit to various assets and liabilities to determine the fair value of our goodwill. This process primarily involved estimating the difference between the carrying value and fair value of our property, plant and equipment, intangibles and inventories. Based on the results of the second step of our analysis, we concluded the goodwill relating to our factory-built housing reporting unit was fully impaired. As a result, during the three months ended September 28, 2007, we recorded a non-cash impairment charge of $78.5 million related to the write-off of our entire goodwill balance.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. To the extent we believe it is more likely than not that we will not be able to utilize some or all of our deferred tax assets prior to expiration, we are required to establish a valuation allowance against that portion of the deferred tax assets. The determination of valuation allowances involves significant management judgments and is based upon the evaluation of both positive and negative evidence, including our best estimates of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. Changes in events or expectations could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes.

As a result of the continued difficult market environment, and our losses for the cumulative three-year historical period and each of the preceding four quarters, we reviewed our deferred tax assets to determine whether a valuation allowance was necessary. After considering both positive and negative evidence, based primarily upon our recent losses, we recognized a valuation allowance against all of our net deferred tax assets which resulted in our recording an income tax provision of approximately $15.3 million during the second quarter ended September 28, 2007. If, after future considerations of positive and negative evidence related to the recoverability of our deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8	77.4	75.4	75.4

Gross profit	25.2	22.6	24.6	24.6
Selling, general and administrative expenses	25.9	23.6	25.9	23.1
Goodwill impairment	54.3	—	27.3	—

Income (loss) from operations	(55.0)	(1.0)	(28.6)	1.5
Interest expense	(3.2)	(2.0)	(3.2)	(1.8)
Equity in loss of limited partnership and impairment charges	—	(2.5)	—	(1.3)
Interest income and other	1.0	0.6	0.9	0.6

Loss before income taxes	(57.2)	(4.9)	(30.9)	(1.0)
Income tax benefit (expense)	(10.6)	2.0	(4.7)	0.5

Net loss	(67.8)%	(2.9)%	(35.6)%	(0.5)%

The following table summarizes certain key sales statistics as of and for the three and six months ended September 28, 2007 and September 29, 2006.

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Homes sold through company-owned retail superstores and builder locations	995	1,085	1,935	2,292
Homes sold to independent dealers, builders and developers	478	724	949	1,688
Total new factory-built homes sold	1,473	1,809	2,884	3,980
Average new manufactured home price – retail	$74,000	$82,000	$75,000	$79,000
Average new manufactured home price – wholesale	$65,000	$67,000	$63,000	$65,000
Average new modular home price – retail	$183,000	$162,000	$181,000	$162,000
Average new modular home price – wholesale	$78,000	$81,000	$79,000	$80,000
Number of company-owned retail superstores at end of period	104	107	104	107
Number of company-owned builder locations at end of period	4	4	4	4

Three Months Ended September 28, 2007 Compared to Three Months Ended September 29, 2006

Net Sales. Net sales decreased 19.4% to $144.6 million in the second quarter of fiscal 2008 as compared to $179.4 million in the second quarter of fiscal 2007. This decrease is comprised of a $36.4 million decrease in factory-built housing net sales offset by a $1.7 million increase in financial services net revenues. The decline in factory-built housing net sales is primarily due to an 18.6% decrease in the total number of factory-built homes sold and a 9.8% decrease in the average retail selling price of a new manufactured home offset by a 13.0% increase in the average retail selling price of a new modular home. The total number of factory-built homes sold decreased primarily due to a 34.0% decrease in the homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona. These states have been especially impacted by decreased manufactured home sales to manufactured housing retirement communities. The decrease in the average retail selling price of a new manufactured home is the result of our new lower-priced products. The increase in the average retail selling price of a new modular home is the result of customers purchasing larger modular homes. The increase in financial services net revenues reflects an increase in interest income resulting from an increase in consumer loans receivable as of the end of the second quarter of fiscal 2008 as compared to the end of the second quarter of fiscal 2007.

Gross Profit. As a percentage of net sales, gross profit increased to 25.2% in the second quarter of fiscal 2008 from 22.6% in the second quarter of fiscal 2007. In dollars, gross profit decreased to $36.5 million in the second quarter of fiscal 2008 from $40.6 million in the second quarter of fiscal 2007. Gross profit for the factory-built housing segment increased to 21.4% of net sales in the second quarter of fiscal 2008 from 20.1% in the second quarter of fiscal 2007. This increase was primarily due to an increase in the internalization rate from 59% in the second quarter of fiscal 2007 to 62% in the second quarter of fiscal 2008. Gross profit for the financial services segment increased $1.4 million in the second quarter of fiscal 2008 primarily due to increased interest income as explained above in the net sales section.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 25.9% for the second quarter of fiscal 2008 from 23.6% in the second quarter of fiscal 2007. This increase resulted from the larger percentage decline in net sales. Selling, general and administrative expenses decreased to $37.5 million in the second quarter of fiscal 2008 from $42.3 million in the second quarter of fiscal 2007. This $4.8 million decrease relates primarily to the factory-built housing segment. Factory-built housing expenses include one-time charges of $2.4 million in the second quarter of fiscal 2007 for closing eight retail stores and one factory. The remaining decrease is largely the result of the cost savings steps we put in place during fiscal 2007 plus a reduction in performance based compensation expense. Selling, general and administrative expenses related to the financial services segment and general corporate expenses remained relatively flat in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.

Goodwill Impairment. Goodwill impairment was $78.5 million in the second quarter of fiscal 2008. Due to the difficult market environment and the losses we recorded during the preceding four quarters, we determined that an interim test to assess the recoverability of goodwill was necessary. With the assistance of an independent valuation firm, we performed an interim goodwill impairment analysis and concluded that the goodwill relating to our factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $78.5 million related to the write-off of our entire goodwill balance.

Interest Expense. Interest expense increased 26.7% to $4.7 million in the second quarter of fiscal 2008 as compared to $3.7 million in the second quarter of fiscal 2007. As a result of the completion of CountryPlace’s second securitization in March 2007, our interest expense on securitized financings increased $1.2 million and was offset by a $0.7 million decrease in interest expense on our warehouse revolving debt. Also, interest expense on floorplan payable increased $0.4 million. Both the interest rate and the amount outstanding on the floorplan payable and the warehouse revolving debt are variable.

Equity in Loss of Limited Partnership and Impairment Charges. Equity in loss of limited partnership and impairment charges was zero in the second quarter of fiscal 2008 as compared to a $4.5 million loss in the second quarter of fiscal 2007. The $4.5 million loss in the second quarter of fiscal 2007 includes the write off of our investment in BSM of $4.4 million effective September 29, 2006. On May 19, 2007, we executed an agreement to terminate our partnership with BSM effective June 7, 2007. Under the termination agreement, we have no further financial obligation to BSM on an ongoing basis.

Income Tax Expense (Benefit). Income tax expense was $15.3 million in the second quarter of fiscal 2008 as compared to a benefit of $3.5 million in the second quarter of fiscal 2007. Due to the difficult market environment and our recent losses, we reviewed the recoverability of our deferred tax assets. We recorded a valuation allowance against all of our net deferred tax assets resulting in tax expense for the second quarter of $15.3 million. In the second quarter of fiscal 2007, we recorded a $3.5 million tax benefit on our loss before income taxes of $8.8 million.

Six Months Ended September 28, 2007 Compared to Six Months Ended September 29, 2006

Net Sales. Net sales decreased 23.0% to $287.9 million in the first six months of fiscal 2008 as compared to $373.9 million in the first six months of fiscal 2007. This decrease is comprised of an $89.2 million decrease in factory-built housing net sales offset by a $3.2 million increase in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 27.5% decrease in the total number of factory-built homes sold offset by increases in the average retail and wholesale selling prices of new modular and manufactured homes. The total number of factory-built homes sold decreased primarily due to a 43.8% decrease in the homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona. These states have been especially impacted by decreased manufactured home sales to manufactured housing retirement communities. The increase in the average selling prices of new homes is the result of customers purchasing larger modular homes. Also, modular sales, which have a higher average selling price than manufactured homes, accounted for 30.3% of total factory-built homes sold for the first six months of fiscal 2008 as compared to 24.7% in the first six months of fiscal 2007. The increase in financial services net revenues reflects an increase in interest income resulting from an increase in consumer loans receivable as of the end of the second quarter of fiscal 2008 as compared to the end of the second quarter of fiscal 2007.

Gross Profit. In the first six months of fiscal 2008, gross profit was flat with the first six months of fiscal 2007 at 24.6% of net sales. In dollars, gross profit decreased to $70.9 million in the first six months of fiscal 2008 from $92.1 million in the first six months of fiscal 2007. Gross profit for the factory-built housing segment decreased to 20.9% of net sales in the first six months of fiscal 2008 from 22.4% in the first six months of fiscal 2007. This decrease was the result of a decline in the factory utilization rates coupled with continued pressure on our manufactured housing wholesale margins in Florida, California and Arizona and offset by an increase in the internalization rate from 57% in the first six months of fiscal 2007 to 63% in the first six months of fiscal 2008. Gross profit for the financial services segment increased $2.7 million in the first six months of fiscal 2008 primarily due to increased interest income as explained above in the net sales section.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 25.9% for the first six months of fiscal 2008 from 23.1% in the first six months of fiscal 2007. This increase resulted from the larger percentage decline in net sales. Selling, general and administrative expenses decreased $11.7 million to $74.6 million in the first six months of fiscal 2008 from $86.3 million in the first six months of fiscal 2007. This decrease relates primarily to the factory-built housing segment. Factory-built housing expenses include one-time charges for closing eight retail stores and one factory of $2.4 million in the first six months of fiscal 2007. The remaining decrease is largely the result of the cost savings steps we put in place during fiscal 2007 plus a reduction in performance based compensation expense. Selling, general and administrative expenses related to the financial services segment and general corporate expenses remained relatively flat in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007.

Goodwill Impairment. Goodwill impairment was $78.5 million in the first six months of fiscal 2008. Due to the difficult market environment and the losses we recorded during the preceding four quarters, we determined that an interim test to assess the recoverability of goodwill was necessary. With the assistance of an independent valuation firm, we performed an interim goodwill impairment analysis and concluded that the goodwill relating to our factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $78.5 million related to the write-off of our entire goodwill balance.

Interest Expense. Interest expense increased 28.7% to $9.2 million in the first six months of fiscal 2008 as compared to $7.1 million in the first six months of fiscal 2007. As a result of the completion of CountryPlace’s second securitization in March 2007, our interest expense on securitized financings increased $2.4 million and was offset by a $1.2 million decrease in interest expense on our warehouse revolving debt. Also, interest expense on floorplan payable increased $0.6 million. Both the interest rate and the amount outstanding on the floorplan payable and the warehouse revolving debt are variable.

Equity in Loss of Limited Partnership and Impairment Charges. Equity in loss of limited partnership and impairment charges was zero in the first six months of fiscal 2008 as compared to a $4.7 million loss in the first six months of fiscal 2007. The $4.7 million loss in fiscal 2007 includes the write off of our investment in BSM of $4.4 million effective September 29, 2006. On May 19, 2007, we executed an agreement to terminate our partnership with BSM effective June 7, 2007. Under the termination agreement, we have no further financial obligation to BSM on an ongoing basis.

Income Tax Expense (Benefit). Income tax expense was $13.5 million in the first six months of fiscal 2008 as compared to a benefit of $2.0 million in the first six months of fiscal 2007. Due to the difficult market environment and our recent losses, we reviewed the recoverability of our deferred tax assets. We recorded a valuation allowance against all of our net deferred tax assets resulting in tax expense for the first six months of $13.5 million. In the first six months of fiscal 2007, we recorded a $2.0 million tax benefit on our loss before income taxes of $3.7 million.

Liquidity and Capital Resources

Net cash used in operating activities was $15.0 million in the first six months of fiscal 2008 compared to $60.2 million in the first six months of fiscal 2007. The $45.2 million decrease in cash used is primarily due to changes in restricted cash, trade receivables, prepaid expenses and other assets and accounts payable and accrued expenses coupled with a decrease in cash used to originate consumer loans for investment.

Net cash used in investing activities was $1.7 million in the first six months of fiscal 2008 as compared to $3.4 million in the first six months of fiscal 2007. This $1.7 million decrease in cash used in investing activities is primarily due to a $3.3 million decrease in the amount of cash used to purchase property, plant and equipment in the first six months of fiscal 2008 offset by a $1.6 million increase in net cash used to purchase investments.

Net cash provided by financing activities was $10.4 million in the first six months of 2008 compared to $36.6 million in the first six months of fiscal 2007. The $26.2 million decrease in cash provided by financing activities is due primarily to an $18.4 million decrease in proceeds from warehouse revolving debt coupled with an $8.6 million increase in payments on securitized financings.

We have an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (8.25% at September 28, 2007) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which we had none as of September 28, 2007. In May 2007, we amended the agreement to revise the covenants which must be maintained in order for us to borrow against the facility. The amended covenants require us to comply with a loan to collateral value and minimum liquidity amount. As of September 28, 2007, we were in compliance with these covenants. If either of the two covenants are not met, we must then calculate minimum inventory turns and tangible net worth. We had $49.2 million and $43.6 million outstanding under our floor plan credit facility at September 28, 2007 and March 30, 2007, respectively.

On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase in additional $10.0 million aggregate principal amount of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies. For the three and six months ended September 28, 2007 and September 29, 2006, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

CountryPlace has an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates March 14, 2008; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The advance against the market value of the outstanding principal balance of eligible consumer loan receivables is 88% and draws can be made at an 80% advance rate against land-home loans in various stages of completion. The interest rate remains LIBOR (5.125%) plus 1.25%. Countryplace had outstanding borrowings under the warehouse facility of $32.9 million as of September 28, 2007 and $12.0 million as of March 30, 2007. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio and a minimum capitalization for CountryPlace, which is customary in the industry. As of September 28, 2007, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $150.0 million, CountryPlace would have to originate an additional $133.3 million of new loans, of which $18.8 million would have to be funded through the Company’s operations.

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

We believe that the proceeds from the securitizations, floor plan financing, borrowings on the warehouse facility and any other available borrowing alternatives will be adequate to support our working capital needs, currently planned capital expenditure needs and expansion of CountryPlace for the foreseeable future. However, because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic, financial and business conditions, the market for asset backed securitizations and other factors beyond our control, no assurances can be given in this regard.

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

Historically, the factory-built housing industry has been highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales. The factory-built housing industry is currently in a prolonged slump with no recovery in sight. We are subject to volatility in operating results due to external factors beyond our control such as:

•	access to capital markets;

•	the level and stability of interest rates;

•	unemployment trends;

•	the availability of retail home financing;

•	the availability of wholesale financing;

•	the availability of homeowners’ insurance in coastal markets;

•	housing supply and demand;

•	international tensions and hostilities;

•	levels of consumer confidence;

•	inventory levels;

•	severe weather conditions;

•	regulatory and zoning matters; and

•	changes in general economic conditions.

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

Our homes compete with homes that are built on site. The sales of site built homes are declining, which is resulting in more site built homes being available at lower prices. Appraisal values of site built homes are declining with greater availability of lower priced site built homes in the market. The increase in availability along with the decreased price of site built homes could make them more competitive with our homes. As a result, the sales of our homes could decrease, which could negatively impact our results of operations.

Financing for our retail customers may be limited, which could affect our sales volume.

Our retail customers who do not use CountryPlace generally either pay cash or secure financing from third party lenders, which have been negatively affected by adverse loan experience. Several major lenders, which had previously provided financing for our customers, have exited the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on both the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as FHA, Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. Financing for the purchase of manufactured homes is often more difficult to obtain than conventional home mortgages. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

If CountryPlace’s customers are unable to repay their loans, CountryPlace may be adversely affected.

CountryPlace makes loans to borrowers that it believes are creditworthy based on its credit guidelines. However, the ability of these customers to repay their loans may be affected by a number of factors, including, but not limited to:

•	national, regional and local economic conditions (approximately 41% of our borrowers are in Texas);

•	changes or continued weakness in specific industry segments;

•	natural hazard risks affecting the region in which the borrower resides; and

•	employment, financial or life circumstances.

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

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the second quarter of fiscal 2008 and 2007, net losses incurred under these repurchase agreements totaled zero and $26,000, respectively.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the first six months of fiscal 2008, 15.2% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the first six months of fiscal 2008, approximately 28.2% of our net sales were generated in Texas and approximately 15.2% of our net sales were generated in Florida. A decline in the demand for manufactured housing in Florida has already impacted our operations (see the Executive Overview section of Management’s Discussion and Analysis for more details) and a decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of September 28, 2007 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.8 million.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of September 28, 2007 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $ 3.6 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of September 28 2007 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of September 28, 2007. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of September 28, 2007.

There has been no change to our internal control over financial reporting during the quarter ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 1, 2007

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and
Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief
Executive Officer