Form 10-Q
period 2007-12-28
PALM HARBOR HOMES INC /FL/
filed 2008-02-05
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

Shares of common stock $.01 par value, outstanding on February 5, 2008 – 22,851,865.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2007	March 30, 2007
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$29,816	$44,292
Restricted cash	28,324	43,469
Investments	21,958	22,083
Trade receivables	32,676	33,978
Consumer loans receivable, net	263,770	228,289
Inventories	132,245	138,690
Prepaid expenses and other assets	9,110	11,240
Deferred tax assets, net	—	14,579
Property, plant and equipment, net	56,967	59,996
Goodwill	—	78,506

Total assets	$574,866	$675,122

Liabilities and shareholders’ equity
Accounts payable	$17,859	$22,715
Accrued liabilities	72,898	77,224
Floor plan payable	48,296	43,603
Warehouse revolving debt	50,642	12,045
Securitized financings	171,392	194,405
Convertible senior notes	75,000	75,000

Total liabilities	436,087	424,992

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,053	53,907
Retained earnings	101,690	213,289
Treasury shares	(15,896)	(15,896)
Accumulated other comprehensive loss	(1,307)	(1,409)

Total shareholders’ equity	138,779	250,130

Total liabilities and shareholders’ equity	$574,866	$675,122

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Net sales	$140,626	$151,402	$428,559	$525,341
Cost of sales	108,524	115,568	325,568	397,394
Selling, general and administrative expenses	37,552	36,577	112,106	122,857
Goodwill impairment	—	—	78,506	—

Income (loss) from operations	(5,450)	(743)	(87,621)	5,090

Interest expense	(4,814)	(4,174)	(13,986)	(11,298)
Equity in loss of limited partnership and impairment charges	—	—	—	(4,709)
Interest income and other	1,013	1,249	3,509	3,545

Loss before income taxes	(9,251)	(3,668)	(98,098)	(7,372)

Income tax benefit (expense)	—	1,052	(13,501)	3,033

Net loss	$(9,251)	$(2,616)	$(111,599)	$(4,339)

Net loss per common share – basic and diluted	$(0.41)	$(0.11)	$(4.88)	$(0.19)

Weighted average common shares outstanding – basic and diluted	22,852	22,852	22,852	22,852

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December 28 2007	December 29, 2006
Operating Activities
Net loss	$(111,599)	$(4,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,247	7,068
Provision for credit losses	2,837	2,911
Loss (gain) on disposition of assets	(430)	717
Provision for long-term incentive plan	146	139
Goodwill impairment	78,506	—
Gain on sale of investments	(359)	(345)
Deferred income taxes	14,579	(1,191)
Equity in loss of limited partnership and impairment charges	—	4,709
Changes in operating assets and liabilities:
Restricted cash	15,145	(11,789)
Trade receivables	1,302	15,646
Consumer loans originated for investment	(60,033)	(71,248)
Principal payments on consumer loans originated	21,715	20,001
Inventories	6,445	9,561
Prepaid expenses and other assets	1,424	(5,454)
Accounts payable and accrued expenses	(9,211)	(39,265)

Net cash used in operating activities	(33,286)	(72,879)

Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(1,997)	(4,478)
Purchases of investments	(5,843)	(6,758)
Sales of investments	6,373	9,200

Net cash used in investing activities	(1,467)	(2,036)

Financing Activities
Net proceeds from floor plan payable	4,693	6,051
Net proceeds from warehouse revolving debt	38,597	53,959
Payments on securitized financings	(23,013)	(10,652)

Net cash provided by financing activities	20,277	49,358

Net decrease in cash and cash equivalents	(14,476)	(25,557)
Cash and cash equivalents at beginning of period	44,292	73,407

Cash and cash equivalents at end of period	$29,816	$47,850

Supplemental disclosures of cash flow information:
Cash (received) paid during the period for:
Interest	$14,067	$11,070
Income taxes	(3,379)	3,966

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

General Business Environment

The tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities caused the manufactured housing industry to enter a cyclical downturn in mid-1999. The Company’s third quarter and year to date results in fiscal 2008 were heavily influenced by these difficult industry conditions. Industry shipments have continued to decline with calendar year 2007 manufactured housing shipments down 18% through December, with the three significant manufactured housing states of Florida, California and Arizona (significant to both the Company and the industry) down a combined 43% and comprising 50% of the total national decline in shipments.

Industry modular shipments are down 19% through September of calendar year 2007 (industry shipments for modular housing are only available quarterly). Modular sales accounted for 36% of the Company’s revenues in the third quarter. While average selling prices of modular homes were higher in the third quarter, unit sales were down 16% due to weaker housing demand trends. The severe downturn of the overall housing market created by a return to more prudent lending practices has produced excess site-built inventory directly competitive with modular housing.

During the fourth quarter of fiscal 2008, the Company will take the necessary steps to reduce its manufacturing capacity and distribution channels to effectively align current and expected regional demand. The Company expects to incur approximately $8.0 to $10.0 million for restructuring charges in the fourth quarter associated with closing three manufacturing facilities and 18 company-owned retail superstores.

With these difficult market conditions worsening and no near-term signs of recovery for the factory-built housing industry, the Company has focused on executing three key strategies to improve its operating results in this environment. First, the Company plans to increase revenues through an expanded product offering (including the less expensive manufactured and modular products introduced during the first quarter of fiscal 2008), enhanced marketing and advertising efforts, and expanded distribution channels. Along with this, the Company will continue to identify ways to reduce its fixed costs and improve operating efficiencies. Finally, the Company will focus on cash generation and conservation throughout its operations.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Goodwill

Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tested goodwill annually for potential impairment by reporting unit as of the first day of its fourth fiscal quarter or more frequently if an event occurred or circumstances changed that indicated the remaining balance of goodwill may not be recoverable. All of the Company’s goodwill related to its factory-built housing reporting unit. Due to the difficult market environment, particularly the recent fallout in the sub-prime market and the continued decline in shipments to Florida, California and Arizona, and the Company’s recent losses, the Company determined that an interim test to assess goodwill for impairment was necessary. The Company, with the assistance of an independent valuation firm, completed its interim goodwill impairment analysis during the second quarter ended September 28, 2007.

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

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of the continued difficult market environment and the Company’s losses for the cumulative three-year historical period, the Company reviewed its deferred tax assets to determine whether a valuation allowance was necessary. After considering both positive and negative evidence, based primarily upon its recent losses, the Company recognized a valuation allowance against all of its net deferred tax assets which resulted in the Company recording an income tax provision of approximately $13.5 million for the first nine months of fiscal 2008. If, after future considerations of positive and negative evidence related to the recoverability of its deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Restricted Cash

Restricted cash consists of the following (in thousands):

	December 28, 2007	March 30, 2007
Cash pledged as collateral for outstanding insurance programs and surety bonds	$13,778	$15,487
Cash related to customer deposits held in trust accounts	8,832	10,772
Cash related to CountryPlace customers’ principal and interest payments on the loans that are in the warehouse or securitized	5,714	6,825
Cash related to CountryPlace pre-funded loans	—	10,385

	$28,324	$43,469

2.	Inventories

Inventories consist of the following (in thousands):

	December 28, 2007	March 30, 2007
Raw materials	$9,508	$12,083
Work in process	9,339	10,403
Finished goods – factory-built	1,939	2,606
Finished goods – retail	111,459	113,598

	$132,245	$138,690

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Investment in Limited Partnership

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

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	December 28, 2007	March 30, 2007
Consumer loans receivable	$266,131	$230,911
Land/home loan advances	14,515	11,745
Deferred financing costs, net	(7,606)	(6,628)
Allowance for loan losses	(9,270)	(7,739)

Consumer loans receivable, net	$263,770	$228,289

Non-performing loan contracts include non-accrual loan contracts and foreclosed assets held for resale. Loan contracts are placed in non-accrual status when CountryPlace determines that foreclosure is imminent as a result of a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. As of December 28, 2007 and March 30, 2007, the non-performing loans are recorded at a fair market value of $1.2 million and $1.3 million, respectively, and are included in prepaid expenses and other assets on the consolidated balance sheets.

The allowance for loan losses and related additions and deductions to the allowance during the nine months ended December 28, 2007 and December 29, 2006 are as follows (in thousands):

	Nine Months Ended
	December 28, 2007	December 29, 2006
Allowance for loan losses, beginning of period	$7,739	$6,361
Provision for credit losses	2,837	2,911
Loans charged off, net of recoveries	(1,306)	(1,786)

Allowance for loan losses, end of period	$9,270	$7,486

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility, expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (7.25% at December 28, 2007) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which the Company has none financed as of December 28, 2007. In May 2007, the agreement was amended to revise the

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

covenants which must be maintained in order for the Company to borrow against the facility. The amended covenants require for the Company to comply with a loan to collateral value and minimum liquidity amount. As of December 28, 2007, the Company was in compliance with these covenants. If either of the covenants are not met, the Company must then calculate minimum inventory turns and tangible net worth. The Company had $48.3 million and $43.6 million outstanding under its floor plan credit facility at December 28, 2007 and March 30, 2007, respectively.

6.	Debt Obligations

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For the three and nine month periods ended December 28, 2007 and December 29, 2006, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

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

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company, through its subsidiary CountryPlace, has an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility and bears interest at the rate of LIBOR (4.825% as of December 28, 2007) plus 1.25%. The facility terminates March 14, 2008; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. The Company anticipates that it will renew the facility with similar terms upon expiration in March 2008, although no assurances can be made that it will be successful in this regard due to the increased uncertainty of current credit market conditions. The facility provides for an advance of 88% against the market value of the outstanding principal balance of eligible consumer loan receivables and draws at an 80% advance rate against land-home loans in various stages of completion. CountryPlace had outstanding borrowings under the warehouse facility of $50.6 million as of December 28, 2007 and $12.0 million as of March 30, 2007. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio and a minimum capitalization for CountryPlace, which is customary in the industry. As of December 28, 2007, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $150.0 million, CountryPlace would have to originate an additional $120.9 million of new loans, of which $20.4 million would have to be funded through the Company’s operations.

7.	Other Comprehensive Loss

The difference between net loss and total comprehensive loss for the three and nine months ended December 28, 2007 and December 29, 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Net loss	$(9,251)	$(2,616)	$(111,599)	$(4,339)
Unrealized gain (loss) on available-for-sale investments	95	(145)	17	(394)
Change in fair value of interest rate hedge	23	(1)	85	(4)

Comprehensive loss	$(9,133)	$(2,762)	$(111,497)	$(4,737)

8.	Commitments and Contingencies

The Company is contingently liable under the terms of repurchase agreements covering independent retailers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At December 28, 2007, the Company estimates that its potential obligations under all repurchase agreements were approximately $14.6 million. It is management’s opinion that no material loss will occur from the repurchase agreements.

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at December 28, 2007 and December 29, 2006 (in thousands):

	December 28, 2007	December 29, 2006
Accrued warranty balance, beginning of period	$5,922	$7,354
Net warranty expense provided	15,753	17,634
Cash warranty payments	(15,715)	(19,530)

Accrued warranty balance, end of period	$5,960	$5,458

10.	New Accounting Pronouncements

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

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value; the methods used to measure fair value, and required expanded financial statement disclosures about fair value measurement for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial position or results of operations.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and nine months ended December 28, 2007 and December 29, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Net sales
Factory-built housing	$129,889	$141,413	$396,850	$497,604
Financial services	10,737	9,989	31,709	27,737

	$140,626	$151,402	$428,559	$525,341

Income (loss) from operations
Factory-built housing	$(4,796)	$(629)	$(8,098)	$7,600
Financial services	4,489	5,525	15,040	13,832
General corporate expenses	(5,143)	(5,639)	(16,057)	(16,342)
Goodwill impairment	—	—	(78,506)	—

	$(5,450)	$(743)	$(87,621)	$5,090

Interest expense	$(4,814)	$(4,174)	$(13,986)	$(11,298)
Equity in loss of limited partnership and impairment charges	—	—	—	(4,709)
Interest income and other	1,013	1,249	3,509	3,545

Loss before income taxes	$(9,251)	$(3,668)	$(98,098)	$(7,372)

The following table details identifiable assets as of December 28, 2007 and December 29, 2006 (in thousands):

	December 28, 2007	December 29, 2006
Identifiable assets
Factory-built housing	$221,979	$231,990
Financial services	328,843	283,766
Other	24,044	142,568

	$574,866	$658,324

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of December 28, 2007, we operated 14 manufacturing facilities that sell homes through 106 company-owned retail superstores and builder locations and over 275 independent retail dealers, builders and developers. Through our 80% owned subsidiary, CountryPlace, we offer chattel and non-conforming land/home loans to purchasers of factory-built homes sold by company-owned retail superstores and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are held for our own investment portfolio and ultimately securitized. We also provide property and casualty insurance for owners of manufactured homes through our wholly-owned subsidiary, Standard Casualty.

The tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities caused the manufactured housing industry to enter a cyclical downturn in mid-1999. Our third quarter and year to date results in fiscal 2008 were heavily influenced by these difficult industry conditions. Industry shipments have continued to decline with calendar year 2007 manufactured housing shipments down 18% through December, with the three significant manufactured housing states of Florida, California and Arizona (significant to both us and the industry) down a combined 43% and comprising 50% of the total national decline in shipments.

Industry modular shipments are down 19% through September of calendar year 2007 (industry shipments for modular housing are only available quarterly). Modular sales accounted for 36% of our revenues in the third quarter. While average selling prices of modular homes were higher in the third quarter, unit sales were down 16% due to weaker housing demand trends. The severe downturn of the overall housing market created by a return to more prudent lending practices has produced excess site-built inventory directly competitive with modular housing.

During the fourth quarter of fiscal 2008, we will take the necessary steps to reduce our manufacturing capacity and distribution channels to effectively align current and expected regional demand. We expect to incur approximately $8.0 to $10.0 million for restructuring charges in the fourth quarter associated with closing three manufacturing facilities and 18 company-owned retail superstores.

With these difficult market conditions worsening and no near-term signs of recovery for the factory-built housing industry, we have focused on executing three key strategies to improve our operating results in this environment. First, the Company plans to increase revenues through an expanded product offering (including the less expensive manufactured and modular products introduced during the first quarter of fiscal 2008), enhanced marketing and advertising efforts, and expanded distribution channels. Along with this, we will continue to identify ways to reduce our fixed costs and improve operating efficiencies. Finally, we will focus on cash generation and conservation throughout our operations.

We continue to focus on our consumer financing capabilities through CountryPlace. On March 22, 2007, CountryPlace successfully completed a second securitization for approximately $116.5 million of loans (including approximately $10.4 million of loans which were subsequently funded on May 7, 2007) which were funded by issuing bonds totaling approximately $101.9 million. Our initial securitization for approximately $141.0 million of loans was funded by issuing bonds totaling approximately $118.4 million on July 12, 2005. The assets are chattel and land/home loans originated by company-owned retail locations with the collateral being primarily Palm Harbor manufactured homes built in company-owned factories. See “Liquidity and Capital Resources” for further details on these transactions.

Goodwill Impairment

Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we tested goodwill annually for potential impairment by reporting unit as of the first day of our fourth fiscal quarter or more frequently if an event occurred or circumstances changed that indicated the remaining balance of goodwill may not be recoverable. All of our goodwill related to our factory-built housing reporting unit. Due to the difficult market environment, particularly the recent fallout in the sub-prime market and the continued decline in shipments to Florida, California and Arizona, and our recent losses, we determined that an interim test to assess goodwill for impairment was necessary. We, with the assistance of an independent valuation firm, completed our interim goodwill impairment analysis during the second quarter ended September 28, 2007.

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

As a result of the continued difficult market environment and our losses for the cumulative three-year historical period, we reviewed our deferred tax assets to determine whether a valuation allowance was necessary. After considering both positive and negative evidence, based primarily upon our recent losses, we recognized a valuation allowance against all of our net deferred tax assets which resulted in our recording an income tax provision of approximately $13.5 million for the first nine months of fiscal 2008. If, after future considerations of positive and negative evidence related to the recoverability of our deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.2	76.3	76.0	75.6

Gross profit	22.8	23.7	24.0	24.4
Selling, general and administrative expenses	26.7	24.2	26.2	23.4
Goodwill impairment	—	—	18.3	—

Income (loss) from operations	(3.9)	(0.5)	(20.5)	1.0
Interest expense	(3.4)	(2.7)	(3.2)	(2.2)
Equity in loss of limited partnership and impairment charges	—	—	—	(0.9)
Interest income and other	0.7	0.8	0.8	0.7

Loss before income taxes	(6.6)	(2.4)	(22.9)	(1.4)
Income tax benefit (expense)	—	0.7	(3.1)	0.6

Net loss	(6.6)%	(1.7)%	(26.0)%	(0.8)%

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 28, 2007 and December 29, 2006.

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Homes sold through company-owned retail superstores and builder locations	971	869	2,906	3,161
Homes sold to independent dealers, builders and developers	389	620	1,338	2,308
Total new factory-built homes sold	1,360	1,489	4,244	5,469
Average new manufactured home price – retail	$77,000	$78,000	$76,000	$78,000
Average new manufactured home price – wholesale	$63,000	$68,000	$63,000	$66,000
Average new modular home price – retail	$176,000	$171,000	$180,000	$165,000
Average new modular home price – wholesale	$81,000	$77,000	$80,000	$79,000
Number of company-owned retail superstores at end of period	102	107	102	107
Number of company-owned builder locations at end of period	4	4	4	4

Three Months Ended December 28, 2007 Compared to Three Months Ended December 29, 2006

Net Sales. Net sales decreased 7.1% to $140.6 million in the third quarter of fiscal 2008 as compared to $151.4 million in the third quarter of fiscal 2007. This decrease is comprised of an $11.5 million decrease in factory-built housing net sales offset by a $0.7 million increase in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 37.3% decrease in the number of factory-built homes sold to independent dealers, builders and developers and decreases in the average retail and wholesale selling prices of a new manufactured home offset by increases in the number of homes sold through company-owned retail superstores and builder locations and increases in the average retail and wholesale selling prices of a new modular home. The 37.3% decrease in the homes sold to independent dealers, builders and developers, was largely related to a 60.4% decline in shipments to the states of Florida, California and Arizona. These states have been especially impacted by decreased manufactured home sales to manufactured housing retirement communities. The decrease in the average selling prices of a new manufactured home is the result of our new lower-priced products. The increase in homes sold through company-owned retail superstores and builder locations is the result of an 87% increase in single wide unit sales in the Texas region as well as the impact of our new products introduced earlier in 2007 gaining retail sales traction. The increase in the average selling prices of a new modular home is the result of customers purchasing larger modular homes. The increase in financial services net revenues reflects an increase in interest income resulting from an increase in consumer loans receivable as of the end of the third quarter of fiscal 2008 as compared to the end of the third quarter of fiscal 2007.

Gross Profit. In the third quarter of fiscal 2008, gross profit decreased to $32.1 million, or 22.8% of net sales, from $35.8 million, or 23.7% of net sales, in the third quarter of fiscal 2007.

Gross profit for the factory-built housing segment decreased to 18.2% of net sales in the third quarter of fiscal 2008 from 20.0% in the third quarter of fiscal 2007. This decrease was the result of a decline in the factory utilization rates coupled with continued pressure on our manufactured housing wholesale margins in Florida, California and Arizona and offset by an increase in the internalization rate from 57% in the third quarter of fiscal 2007 to 65% in the third quarter of fiscal 2008. Gross profit for the financial services segment increased $0.9 million in the third quarter of fiscal 2008 primarily due to increased interest income as explained above in the net sales section.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 26.7% for the third quarter of fiscal 2008 from 24.2% in the third quarter of fiscal 2007. This increase resulted from the larger percentage decline in net sales. Selling, general and administrative expenses increased to $37.6 million in the third quarter of fiscal 2008 from $36.6 million in the third quarter of fiscal 2007. This increase relates primarily to a $1.9 million increase in the financial services segment and is offset by an $0.8 million decrease in the factory-built housing segment and a $0.1 million decrease in general corporate expenses. The increase in selling, general and administrative expenses for the financial services segment relates to $1.5 million of one time performance based compensation payments to CountryPlace management determined by total CountryPlace profits since inception. The decrease in factory-built housing expenses is a reduction in performance based compensation expense. Selling, general and administrative expenses related to general corporate expenses remained relatively flat in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007.

Interest Expense. Interest expense increased 15.3% to $4.8 million in the third quarter of fiscal 2008 as compared to $4.2 million in the third quarter of fiscal 2007. As a result of the completion of CountryPlace’s second securitization in March 2007, our interest expense on securitized financings increased $1.1 million and was offset by a $0.8 million decrease in interest expense on our warehouse revolving debt. Also, interest expense on floorplan payable increased $0.2 million. Both the interest rate and the amount outstanding on the floorplan payable and the warehouse revolving debt are variable.

Income Tax Benefit. Income tax benefit, net of valuation allowance, was zero in the third quarter of fiscal 2008 as compared to a benefit of $1.1 million in the third quarter of fiscal 2007. Due to the difficult market environment and our recent losses, we reviewed the recoverability of our deferred tax assets. We recorded a valuation allowance against all of our net deferred tax assets in the second quarter of fiscal 2008 and recorded a tax benefit and additional valuation allowance related to our third quarter losses. In the third quarter of fiscal 2007, we recorded a $1.1 million tax benefit on our loss before income taxes of $3.7 million.

Nine Months Ended December 28, 2007 Compared to Nine Months Ended December 29, 2006

Net Sales. Net sales decreased 18.4% to $428.6 million in the first nine months of fiscal 2008 as compared to $525.3 million in the first nine months of fiscal 2007. This decrease is comprised of a $100.8 million decrease in factory-built housing net sales offset by a $4.0 million increase in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 22.4% decrease in the total number of factory-built homes sold and decreases in the average retail and wholesale selling prices of a new manufactured home offset by increases in the average retail and wholesale selling prices of a new modular home. The total number of factory-built homes sold decreased primarily due to a 42.0% decrease in the homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona. These states have been especially impacted by decreased manufactured home sales to manufactured housing retirement communities. The decrease in the average selling prices of a new manufactured home is the result of our new lower-priced products. The increase in the average selling prices of a new modular home is the result of customers purchasing larger modular homes. The increase in financial services net revenues reflects an increase in interest income resulting from an increase in consumer loans receivable as of the end of the third quarter of fiscal 2008 as compared to the end of the third quarter of fiscal 2007.

Gross Profit. In the first nine months of fiscal 2008, gross profit decreased to $103.0 million, or 24.0% of net sales, from $128.0 million, or 24.4% of net sales in the first nine months of fiscal 2007. Gross profit for the factory-built housing segment decreased to 20.0% of net sales in the first nine months of fiscal 2008 from 21.7% in the first nine months of fiscal 2007. This decrease was the result of a decline in the factory utilization rates coupled with continued pressure on our manufactured housing wholesale margins in Florida, California and Arizona and offset by an increase in the internalization rate from 57% in the first nine months of fiscal 2007 to 63% in the first nine months of fiscal 2008. Gross profit for the financial services segment increased $3.5 million in the first nine months of fiscal 2008 primarily due to increased interest income as explained above in the net sales section.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 26.2% for the first nine months of fiscal 2008 from 23.4% in the first nine months of fiscal 2007. This increase resulted from the larger percentage decline in net sales. Selling, general and administrative expenses decreased $10.8 million to $112.1 million in the first nine months of fiscal 2008 from $122.9 million in the first nine months of fiscal 2007. This decrease relates primarily to a $12.5 million decrease in the factory-built housing segment and a $0.7 million decrease in general corporate expenses and is offset by a $2.3 million increase in the financial services segment. Factory-built housing expenses for the first six months of fiscal 2007 include $2.4 million of one-time charges for closing eight retail stores and one factory. The remaining decrease is largely the result of the cost savings steps we put in place during fiscal 2007 plus a reduction in performance based compensation expense. Selling, general and administrative expenses related to the financial services segment increased due to $1.5 million of one-time performance based compensation payments to CountryPlace management determined by total CountryPlace profits since inception.

Goodwill Impairment. Goodwill impairment was $78.5 million in the first nine months of fiscal 2008. Due to the difficult market environment and our recent losses, we determined that an interim test to assess the recoverability of goodwill was necessary. With the assistance of an independent valuation firm, we performed an interim goodwill impairment analysis and concluded that the goodwill relating to our factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $78.5 million related to the write-off of our entire goodwill balance.

Interest Expense. Interest expense increased 23.8% to $14.0 million in the first nine months of fiscal 2008 as compared to $11.3 million in the first nine months of fiscal 2007. As a result of the completion of CountryPlace’s second securitization in March 2007, our interest expense on securitized financings increased $3.5 million and was offset by a $1.9 million decrease in interest expense on our warehouse revolving debt. Also, interest expense on floorplan payable increased $0.7 million. Both the interest rate and the amount outstanding on the floorplan payable and the warehouse revolving debt are variable.

Equity in Loss of Limited Partnership and Impairment Charges. Equity in loss of limited partnership and impairment charges was zero in the first nine months of fiscal 2008 as compared to a $4.7 million loss in the first nine months of fiscal 2007. The $4.7 million loss in fiscal 2007 includes the write off of our investment in BSM of $4.4 million effective September 29, 2006. On May 19, 2007, we executed an agreement to terminate our partnership with BSM effective June 7, 2007. Under the termination agreement, we have no further financial obligation to BSM on an ongoing basis.

Income Tax Benefit (Expense). Income tax expense was $13.5 million in the first nine months of fiscal 2008 as compared to a benefit of $3.0 million in the first nine months of fiscal 2007. Due to the difficult market environment and our recent losses, we reviewed the recoverability of our deferred tax assets. During the nine months ended December 28, 2007, we recorded a valuation allowance against all of our net deferred tax assets resulting in tax expense for the first nine months of $13.5 million. In the first nine months of fiscal 2007, we recorded a $3.0 million tax benefit on our loss before income taxes of $7.4 million.

Liquidity and Capital Resources

Net cash used in operating activities was $33.3 million in the first nine months of fiscal 2008 compared to $72.9 million in the first nine months of fiscal 2007. The $39.6 million decrease in cash used is primarily due to changes in restricted cash, prepaid expenses and other assets and accounts payable and accrued expenses as well as a decrease in cash used to originate consumer loans for investment and is offset by changes in trades receivables.

Net cash used in investing activities was $1.5 million in the first nine months of fiscal 2008 as compared to $2.0 million in the first nine months of fiscal 2007. This $0.6 million decrease in cash used in investing activities is primarily due to a $2.5 million decrease in the amount of cash used to purchase property, plant and equipment in the first nine months of fiscal 2008 offset by a $1.9 million decrease in net cash received from the sale of investments.

Net cash provided by financing activities was $20.3 million in the first nine months of fiscal 2008 compared to $49.4 million in the first nine months of fiscal 2007. The $29.1 million decrease in cash provided by financing activities is due primarily to a $15.4 million decrease in proceeds from warehouse revolving debt coupled with a $12.4 million increase in payments on securitized financings.

We have an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail superstores and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (7.25% at December 28, 2007) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which we had none financed as of December 28, 2007. In May 2007, the agreement was amended to revise the covenants which must be maintained in order for us to borrow against the facility. The amended covenants require us to comply with a loan to collateral value and minimum liquidity amount. As of December 28, 2007, we were in compliance with these covenants. If either of the two covenants are not met, we must then calculate minimum inventory turns and tangible net worth. We had $48.3 million and $43.6 million outstanding under our floor plan credit facility at December 28, 2007 and March 30, 2007, respectively.

On May 5, 2004, Palm Harbor issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase in additional $10.0 million aggregate principal amount of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of Palm Harbor’s common stock upon the satisfaction of certain conditions and contingencies. For the three and nine months ended December 28, 2007 and December 29, 2006, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

CountryPlace has an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility is collateralized by specific consumer loans receivable pledged to the facility. The facility terminates March 14, 2008; however, amounts outstanding under the facility are effectively settled and re-borrowed on a monthly basis. CountryPlace anticipates that they will renew the facility with similar terms upon expiration in March 2008, although no assurances can be made that they will be successful in this regard due to the increased uncertainty of current credit market conditions. The advance against the market value of the outstanding principal balance of eligible consumer loan receivables is 88% and draws can be made at an 80% advance rate against land-home loans in various stages of completion. The interest rate remains LIBOR (4.825%) plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $50.6 million as of December 28, 2007 and $12.0 million as of March 30, 2007. The facility contains certain requirements relating to the performance and composition of the consumer loans receivable pledged to the facility and financial covenants regarding maintenance of a certain loan delinquency ratio and a minimum capitalization for CountryPlace, which is customary in the industry. As of December 28, 2007, CountryPlace was in compliance with these requirements. As CountryPlace continues to expand and draw down on its warehouse facility, the Company will fund the difference between the amounts advanced under the warehouse borrowing facility and the balance of any additional loan originations. For CountryPlace to increase its borrowings under the facility to the maximum $150.0 million, CountryPlace would have to originate an additional $120.9 million of new loans, of which $20.4 million would have to be funded through the Company’s operations.

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

We believe that the proceeds from the securitizations, floor plan financing, borrowings on the warehouse facility and any other available borrowing alternatives will be adequate to support our working capital needs, currently planned capital expenditure needs and expansion of CountryPlace for the foreseeable future. However, we intend to focus on cash generation and conservation through our operations to help support these cash needs as well. Because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic, financial and business conditions, the market for asset backed securitizations and other factors beyond our control, no assurances can be given in this regard.

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

Historically, the factory-built housing industry has been highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales. The factory-built housing industry is currently in a prolonged slump with no recovery in sight. We are subject to volatility in operating results due to external factors beyond our control such as:

•	general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession;

•	access to capital markets;

•	the level and stability of interest rates;

•	unemployment trends;

•	the availability of retail home financing;

•	the availability of wholesale financing;

•	the availability of homeowners’ insurance in coastal markets;

•	housing supply and demand;

•	international tensions and hostilities;

•	levels of consumer confidence;

•	inventory levels;

•	severe weather conditions;

•	regulatory and zoning matters; and

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

We are reducing our manufacturing capacity and distribution channels to effectively align with current and expected regional demand to return the Company to profitability. If the economy continues to worsen, our return to profitability will be delayed.

During the fourth quarter of fiscal 2008, we will be closing 3 manufacturing plants and 18 sales centers to effectively align current and expected regional demand. We believe these measures will help us return to profitability in the next 6-12 months. If the U.S. economy continues to slow, stock prices continue to decline, and more layoffs occur nationally, our realignment will not return us to profitability and further cost savings measures will be required.

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

The loans that are originated by CountryPlace are funded with proceeds from its warehouse borrowing facility and borrowings from us. On July 12, 2005, CountryPlace successfully completed its initial securitization for approximately $141.0 million of loans which were funded by issuing bonds totaling approximately $118.4 million and on March 22, 2007, CountryPlace completed its second securitization for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans which were subsequently funded on May 7, 2007) funded by bonds totaling approximately $101.9 million. Bonds issued in both of these securitizations were insured by a monocline bond insurer. CountryPlace plans to continue to securitize its loans as a primary source of long-term financing. The proceeds from any such future securitizations will be used to repay any borrowings from the warehouse facility and from us, as well as to originate new loans. The securitization market for manufactured housing loans is dependent upon a number of factors outside the control of CountryPlace, including general economic conditions, conditions in the securities market generally, conditions in the asset-backed securities market, and investor interest in manufactured housing loan securitizations specifically. Although the asset-backed securitization market for manufactured housing loans improved somewhat in the past five years, this improvement has been facilitated, in part, by bond insurance. CountryPlace’s ability to execute future asset securitizations, as well as the pricing and credit enhancement requirements of future securitizations, may be adversely affected by poor performance of its loans, as well as the availability and affordability of bond insurance or other forms of credit enhancement acceptable to investors. In addition, investors in manufactured home loan asset securitizations may demand higher yields than in CountryPlace’s previous securitizations. At present, the availability of bond insurance or other forms of credit enhancement acceptable to investors and the yields required by investors in future CountryPlace securitizations are uncertain. If CountryPlace is unable to continue to securitize its loans on terms that are economical, or if there is a continued decline in the securitization market for manufactured housing loans, and if CountryPlace is unable to obtain additional sources of long-term funding, it could have a material adverse effect on our results of operations, financial condition and business prospects.

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

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the third quarters of fiscal 2008 and 2007, net losses incurred under these repurchase agreements were zero.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2007, average prices of our raw materials were flat compared to fiscal 2006, however, in fiscal 2006 and 2005, we experienced an increase in the average prices of our raw materials of 5% and

6%, respectively. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations-lumber, gypsum wallboard and insulation-have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the first nine months of fiscal 2008, approximately 14% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the first nine months of fiscal 2008, approximately 30% of our net sales were generated in Texas and approximately 14% of our net sales were generated in Florida. A decline in the demand for manufactured housing in Florida has already impacted our operations (see the Executive Overview section of Management’s Discussion and Analysis for more details) and a decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements and warehouse revolving debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our and CountryPlace’s level of variable rate debt as of December 28, 2007 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $1.0 million.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 28, 2007 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $ 3.8 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of December 28, 2007 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of December 28, 2007. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of December 28, 2007.

There has been no change to our internal control over financial reporting during the quarter ended December 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings—Not applicable

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds—Not applicable

Item 3.	Defaults upon Senior Securities—Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders—Not applicable

Item 5.	Other information—Not applicable

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 5, 2008

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer