Form 10-K
period 2008-03-28
PALM HARBOR HOMES INC /FL/
filed 2008-06-03
CIK 923473

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 28, 2007, was $125,600,342 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market. As of May 27, 2008, 22,851,865 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to our Annual Meeting of Shareholders to be held July 23, 2008 are incorporated by reference in Part III.

PART I.

Item 1.	Business

General

Founded in 1977, Palm Harbor Homes, Inc. and its subsidiaries (collectively, we or Palm Harbor) are a leading manufacturer and marketer of factory-built homes in the United States. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. At March 28, 2008, we operated 12 manufacturing facilities in seven states that sell homes through 87 of our company-owned retail sales centers and builder locations and approximately 275 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace Mortgage, Ltd. (CountryPlace), we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio, sold to investors, or included as part of securitized financing transactions. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty Company (Standard).

Beginning in 1999, the manufactured housing industry entered a cyclical downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. Industry shipments of manufactured homes were approximately 348,700 in calendar year 1999 and have decreased 72% over the last eight years to a 45 year industry low of 96,000 in calendar year 2007. During this eight-year period, our manufactured housing shipments declined 75%.

Prior to 2006, increases in manufactured housing shipments to Florida, Arizona and California were the main factor in maintaining industry shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased manufactured housing demand in these states changed quickly. Site built homes in these states had experienced rapid price appreciation driven by high land cost. As such, the increase in speculative building resulted in excess inventory. This caused prices to fall and buyers and sellers began to postpone their home buying decisions. It also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. For calendar year 2007, industry shipments to Florida, Arizona and California were down approximately 43%.

With the manufactured housing industry not showing signs of a near term recovery, we directed our focus to growth opportunities in the modular housing business. We entered the modular home business in June 2002 when we acquired Nationwide Custom Homes (Nationwide). We also produce modular homes at four of our manufactured housing facilities. As a result of this planned strategy to grow our modular business, the number of modular homes we sold as a percentage of total factory-built homes sold has increased from 8% in fiscal 2003 (when we acquired Nationwide) to 30% in fiscal 2008. However, the 2007 severe downturn in the overall housing market created by reduced financing options has produced an excess of site-built homes, which are directly competitive with modular housing. Industry modular shipments for calendar year 2007 were approximately 32,300, a decrease of 16% over calendar year 2006. Our unit sales of modular homes decreased 12% in fiscal 2008 as compared to fiscal 2007, while the average selling prices of our modular homes were higher.

Our business has also been adversely affected by the deterioration of the credit markets that we depend on for warehouse lending for originations and securitizations of our loans. The adverse market conditions began in the sub-prime market and have extended to lenders and investors in other asset classes, including factory built housing loans. CountryPlace’s warehouse borrowing facility was originally scheduled to expire March 14, 2008; however, they negotiated an extension with the lender until April 30, 2008. During the extension period, CountryPlace stopped taking applications for chattel loans and non-conforming mortgages but continued to originate conforming mortgage loans. On April 25, 2008, CountryPlace sold approximately $51.3 million of its warehoused portfolio of chattel and mortgage loans without incurring a loss. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. The remainder of the proceeds were used for general corporate purposes. CountryPlace will continue to originate and service conforming mortgages for our credit-worthy customers.

With these difficult market conditions worsening and no near-term signs of recovery for the factory-built housing industry, we have focused on executing three key strategies to improve our operating results. First, the Company plans to increase revenues through an expanded product offering (including the less expensive manufactured and modular products introduced during the first quarter of fiscal 2008), enhanced marketing and advertising efforts, and expanded distribution channels. Along with this, we will continue to identify ways to reduce our fixed costs and improve operating efficiencies. We will also focus on cash generation and conservation throughout our operations. In addition, we have amended certain debt agreements subsequent to March 28, 2008 (see Liquidity and Capital Resources section for further details).

Business Segment Information

We operate principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. See Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2008, 2007 and 2006.

Factory-Built Housing Segment

Our factory-built housing operations consist of the production and sale of manufactured homes (HUD-code) and modular homes. Our manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (HUD regulations) and our modular homes are built in accordance with state or local building codes.

The following table sets forth the total factory-built homes sold as well as the number of manufacturing facilities we operated for the fiscal years indicated:

	Fiscal Year Ended
	March 28, 2008	March 30, 2007	March 31, 2006	March 25, 2005	March 26, 2004
Factory-built homes sold:
Single-section (1)	658	434	1,015	355	474
Multi-section	3,163	4,453	6,282	6,211	6,780
Modular	1,628	1,850	1,614	1,382	962

Total factory-built homes sold	5,449	6,737	8,911	7,948	8,216

Operating manufacturing facilities (at end of fiscal year)	12	14	18	18	19

(1)	In the second quarter of fiscal 2006, the Federal Emergency Management Agency (FEMA) contracted with various factory-built housing homebuilders to produce and deliver manufactured homes in connection with its Hurricane Katrina relief efforts. We contracted with FEMA to produce and deliver 583 single-section homes in fiscal 2006.

The number of operating manufacturing facilities decreased from 18 in fiscal 2006 to 14 in fiscal 2007 and to 12 in fiscal 2008. During fiscal 2007, we idled three less-than-efficient facilities (one was listed for sale in fiscal 2008) and had one facility destroyed by fire. During fiscal 2008, we closed three less-than efficient facilities (one is idled and the other two are for sale) and reopened one previously idled facility in the fourth quarter as part of our planned strategy to more effectively balance our manufacturing and distribution capacity with the current needs of the market. We did not recognize any impairment charges related to these plant closures as we had insurance appraisals supporting their net book value.

Products

We manufacture a broad range of single and multi-section manufactured and modular homes under various brand names and in a variety of floor plans and price ranges. While most of the homes we build are multi-section/modular (88% in fiscal 2008), ranch-style homes, we also build single-section homes, split-level homes, cape cod style homes, two and three story homes and multi-family units such as apartments and duplexes. Most of the single-family homes we produce contain two to five bedrooms, a living room, family room, dining room, kitchen and two or three bathrooms. Approximately 90% of the manufactured homes we produce are structurally or decoratively customized to the homebuyer’s specifications. During fiscal 2008, the average retail sales price (excluding land) of our manufactured and modular homes was approximately $76,000 and $176,000, respectively.

Most factory-built homes come with central air conditioning and heating, a range, refrigerator and carpeting. HUD-code homes also typically contain window treatments. Optional amenities, including washers, dryers, furniture packages and specialty cabinets, as well as features usually associated with site-built homes such as stone fireplaces, ceramic tile floors, showers and countertops, computer rooms, master retreats, skylights, vaulted ceilings and whirlpool baths are also offered. We have a unique package of energy saving construction features referred to as “EnerGmiser™” which includes, among other things, additional insulation to reduce heating and cooling costs, and which exceeds statutorily-mandated energy efficiency levels. We have been an ENERGY STAR partner since 1997 and in March 2007, we were named by the U.S. Environmental Protection Agency (EPA) as a 2007 ENERGY STAR Partner of the Year for our outstanding contribution to reducing greenhouse gas emissions by building energy-efficient homes. In February 2008, we received the U. S. Department of Energy’s (DOE) first Energy Smart label for the green home that we manufactured and displayed at the International Builders Show in Orlando, Florida.

We are constantly introducing new floor plans, decors, exteriors, features and accessories to appeal to changing trends in different regions of the country. Our factory-built homes are designed and copyrighted after extensive field research and consumer feedback. We have developed engineering systems which, through the use of computer-aided technology, permit customization of homes and assist with product development and enhancement.

The principal materials used in the construction of our factory-built homes are of the same quality as those used by conventional site builders. These components include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. We believe that the materials used in the construction of our factory-built homes are readily available from a wide variety of suppliers and the loss of any single supplier would not have a material adverse effect on our business. The one supplier which accounted for more than 5% of our total purchases during the fiscal year ended March 28, 2008 represented 9.9% of our total purchases. Prices of certain materials such as lumber, gypsum, steel and insulation can fluctuate significantly due to changes in supply and demand. Although we and others in the industry typically have been able to pass higher material costs on to the consumer through price increases, such increases typically lag the escalation of material costs. No assurances can be made that we will be able to pass these costs on in future years.

Our homes are constructed in indoor facilities, which have approximately 100,000 square feet of floor space and employ an average of 200 associates. Construction of our homes is performed in stages using an assembly-line process. HUD-code homes are constructed in one or more sections that is/are permanently attached to a steel support chassis that allows the section to be moved through the facility and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed during placement of the homes at the home site. The sections are then moved down a tracked path where various components such as floors, interior and exterior walls, ceiling, roof, and other purchased components are added and function testing is performed. We currently complete a typical HUD-code home in approximately five days and a typical modular home in one to two weeks. We believe the efficiency of our process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly and often at a lower cost than a conventional site-built home of similar quality.

The completed homes are transported by independent trucking companies to either the retail sales center (stock orders) or to the customer’s site (retail sold orders). The transportation cost is borne by the independent retailer. At the home site, HUD-code homes are placed on the site, the interior and exterior seams are joined, utility hook-ups are made and installation and finish-out services are provided. The industry practice is to have third parties hired by the retailer provide the installation and finish-out services. Our associates, rather than third parties, perform the installation and finish out services on our homes. We believe our finish-out services ensure that our quality procedures are applied during the entire process and increase customer satisfaction, thereby providing us a competitive advantage. Modular homes are typically set by a crane on the foundation, the roof is raised and the final seam of roof shingles along the ridges of the roofline is applied. Modular homes typically require a larger amount of work to be done on-site to complete the homes.

The construction of our factory-built homes is based upon customer orders from retailers and independent dealers, builders and developers. Since orders from retailers may be cancelled prior to production without penalty, we do not consider our order backlog to be a firm indication of future business; however, such cancellations do not often occur. Before scheduling homes for production, customer deposits are received and availability of financing is confirmed with our customer and, with respect to independent dealers, their floor plan lender. As of May 27, 2008, our backlog of manufactured housing orders was approximately $14.8 million, as compared to approximately $46.3 million as of May 29, 2007 and our backlog of modular housing orders as of May 27, 2008 was approximately $34.0 million, as compared to approximately $46.3 million as of May 29, 2007.

Product Distribution

Our homes are sold through a distribution network consisting of retail sales centers we own and independent dealers, builders and developers. The following table sets forth the number of homes we sold through each of these distribution channels, as well as the number of company-owned retail sales centers and independent dealers, builders and developers during the past three fiscal years:

	March 28, 2008	March 30, 2007	March 31, 2006
Factory-built homes sold by:
Company-owned retail sales centers and builder locations (1)	3,763	4,003	4,471
Independent dealers, builders and developers	1,686	2,734	4,440

Total	5,449	6,737	8,911

Number of:
Company-owned retail sales centers and builder locations	87	107	116
Independent dealers, builders and developers	275	350	350

Total	362	457	466

(1)	Includes 583 homes sold to FEMA in fiscal 2006.

We currently have 83 company-owned retail sales centers in 15 states and four company-owned builder locations in two states. A typical retail sales center consists of a manufactured home finished out as sales offices, and factory-built model homes of various sizes, floor plans, features and prices. Many of our retail sales centers also sell used and repossessed homes. Customers may purchase one of the model homes or may order a home that will be built at one of our manufacturing facilities and customized to meet their needs. Our typical builder location consists of a modular model home which serves as both a sales office and a design center which allows customers to select the floor plan and various amenities in their new home.

In addition to our company-owned retail sales centers and builder locations, we also distribute our factory-built homes through independent dealers, builders and developers. Our independent dealer network consists of approximately 135 local dealers that principally market lifestyle communities. Our builder/developer network consists of approximately 140 builders and developers who typically acquire and develop the land and set a foundation for the home. We transport the home to the site and the builder/developer’s contractors lift the home with a crane onto the foundation and subsequently perform finish-out services. The builder/developer may also construct garages, patios, porches and other such additional add-ons.

Markets Served

During the fiscal year ended March 28, 2008, the percentage of our revenues by region was as follows:

Region	Primary States	Percentage of Revenue by Region
Southeast	Florida, North Carolina, Alabama, Georgia, South Carolina, Mississippi, Tennessee, Virginia, West Virginia, Maryland, Delaware	34%
Central	Texas, Oklahoma, Arkansas, Louisiana	40
West	New Mexico, Arizona, California, Colorado, Oregon, Washington, Montana, Nevada, Idaho	24
Midwest	Ohio, Indiana, Kentucky, Illinois	2

		100%

The two states which accounted for greater than 10% of our revenues were Texas and Florida with approximately 31% and 14%, respectively, of total revenues.

Because the cost of transporting factory-built homes is significant, there is a practical limit to the distance between a manufacturing facility and our retailers or home sites. The primary geographic market is within a 250-mile radius for a manufactured housing facility and within a one to two day drive for a modular housing facility. Each of our manufactured housing facilities typically serves 30 to 70 retailers, and the facility sales staff maintains personal contact with each retailer, whether company-owned or independent. Our decentralized operations allow us to be more responsive in addressing regional customer preferences of product innovation and home design.

Consumer Financing

Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved (generally HUD-code homes); non-conforming mortgages for purchasers of the home and the land on which the home is placed; and mortgage loans which comply with the requirements of Fannie Mae or Freddie Mac. The majority of modular homes are financed with conventional real estate mortgages. Beginning in mid-1999, loose credit standards for chattel loans led to increased numbers of repossessions of manufactured homes and excessive inventory levels. The poor performance of manufactured home loan portfolios made it difficult for consumer finance companies in the industry to obtain long-term capital in the asset-backed securitization market. As a result, many consumer finance companies curtailed their lending or exited the manufactured housing loan industry entirely. Since then, the lenders who remained in the business tightened their credit standards and increased interest rates for chattel loans which reduced lending volumes and lowered sales volumes of manufactured homes.

Some of our customers obtain third-party construction financing, which allows for progress payments to be made to us at periodic intervals during the manufacturing, sale and closing process. This type of financing is primarily available to those customers obtaining land/home and mortgage loans, which finance the land, home and improvements of a piece of real property. Such third-party construction financing through our customers is generally more advantageous to us in that the cash is received earlier and can be used for various purposes.

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

The risk of loss under such repurchase agreements is mitigated by the fact that (i) approximately 69% of our homes are sold through our company-owned stores for which no repurchase agreement exists; (ii) a majority of the homes we sell to independent dealers, builders and developers are pre-sold to specific retail customers; (iii) we monitor each dealer’s, builder’s and retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of dealers, builders and developers; (v) none of our independent dealers, builders and developers accounted for more than 5% of our net sales in fiscal 2008; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. We estimate that our potential obligations under such repurchase agreements were approximately $16.4 million as of March 28, 2008. During fiscal years 2008, 2007 and 2006, we did not incur any losses under these repurchase agreements.

Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants through fiscal 2008. During this time, several major floor plan lenders have exited the wholesale financing business and a number of regional banks have either entered the retail financing business or increased their lending volumes.

Financial Services Segment

Finance

We provide financing to our customers on competitive terms through our subsidiary, CountryPlace. Through CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. CountryPlace is an approved seller-servicer with Fannie Mae, and is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program. CountryPlace does not participate in the sub-prime market. The loans originated through CountryPlace are held for our own investment portfolio, sold to investors, or included as part of securitized financing transactions. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract. We believe that providing financing alternatives to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with additional sources of loan origination and servicing earnings.

Loan Portfolio

All of CountryPlace’s loan contracts held for investment, sold to investors, or included in securitized financing transactions are fixed rate, simple interest contracts and have monthly scheduled payments of principal and interest. The scheduled payments for each simple interest contract would, if made on their respective due dates, result in a full or nearly full amortization of the contract. The following is an analysis of the scheduled repayments of the loans in our portfolio (including the loans sold in April 2008) as of March 31, 2008 (in thousands):

	Due within 1 year	Due in 1 to 5 years	Due after 5 years	Total
Scheduled repayments of consumer loans	$4	$748	$271,692	$272,444

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At March 31, 2008, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of March 31, 2008 and March 31, 2007 (dollars in thousands):

	March 31, 2008	March 31, 2007
Non-performing loans:
Loans accounted for on a nonaccrual basis	$75	$—
Accruing loans past due 90 days or more	2,195	809
Total nonaccrual and 90 days past due loans	2,270	809
Percentage of total loans	0.83%	0.35%
Other non-performing assets (1)	1,635	1,169

(1)	Consists of land acquired through foreclosure, which is carried at fair value less estimated selling expenses.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of March 31, 2008 and March 31, 2007:

	March 31, 2008	March 31, 2007
Texas	41.0%	42.1%
Arizona	7.1	6.5
Florida	6.9	6.7
California	2.9	2.7

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 31, 2008 or March 31, 2007. Management believes the allowance for loan losses is adequate to cover estimated losses at each balance sheet date.

Insurance

We offer property and casualty insurance as well as extended warranties for owners of manufactured homes through our subsidiary, Standard Casualty. Standard Casualty specializes in the manufactured housing industry, primarily serving the Texas, Georgia, Arizona and New Mexico markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, though local agents, most of which are manufactured home dealers. All business outside the state of Texas is written on a direct basis through local agents. There are approximately 150 active producing agents.

During fiscal 2008, 91% of homeowners who purchased a home through our own retail superstores purchased extended warranties and 63% purchased property and casualty insurance. At the end of fiscal 2008, Standard Casualty had approximately 11,070 policies in force.

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured and modular homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums. The efficiency of the assembly-line process, protection from the weather and nationwide purchasing power enable us to produce a home in approximately one to two weeks and typically at a lower cost than a conventional site-built home of similar quality. We do not view any of our competitors as being dominant market leaders in the industry, although some of our competitors possess substantially greater manufacturing, distribution and marketing resources than us.

Although many lenders to the factory-built housing industry have reduced their volume or gone out of business, there are still competitors to CountryPlace in the markets where we do business. These competitors include national, regional and local banks, independent finance companies, mortgage brokers and mortgage banks. Although the market is highly fragmented, especially for conforming mortgage products, chattel financing is consolidating among a few remaining national lenders: 21st Mortgage Corporation, an affiliate of Clayton Homes, Inc. and Berkshire Hathaway, Inc.; and US Bank Manufactured Housing Finance. Each of these competitors is larger than CountryPlace and has access to substantially more capital at lower costs than CountryPlace.

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

Associates

Currently, we have approximately 2,900 associates. All of our associates are non-union. We have not experienced any labor-related work stoppages and believe that our relationship with our associates is good.

Website Access to Company Reports and Other Documents

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on our website at www.palmharbor.com as soon as reasonably practicable after such material is electronically filed with the SEC. Those reports are also available at the SEC’s website, www.sec.gov. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our annual report will be made available, free of charge, upon written request to our corporate secretary at our principal executive office.

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

Historically, the factory-built housing industry has been highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales. The factory-built housing industry is currently in a prolonged slump with no recovery in sight. We are subject to volatility in operating results due to external factors beyond our control such as:

•	general economic and political conditions, including the effects of a prolonged U.S. or global economic downturn or recession;

•	access to capital markets;

•	the level and stability of interest rates;

•	unemployment trends;

•	the availability of retail home financing;

•	the availability of wholesale financing;

•	the availability of homeowners’ insurance in coastal markets;

•	housing supply and demand;

•	international tensions and hostilities;

•	levels of consumer confidence;

•	inventory levels;

•	severe weather conditions; and

•	regulatory and zoning matters.

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

We reduced our manufacturing capacity and distribution channels to effectively align with current and expected regional demand to return the Company to profitability. If the economy continues to worsen, our return to profitability will be delayed.

During the fourth quarter of fiscal 2008, we closed three manufacturing plants and 18 retail sales centers to effectively align current and expected regional demand. We believe these measures will help us return to profitability in the next 6-12 months. If the U.S. economy continues to slow, financial markets continue to decline, and more layoffs occur nationally, our realignment will not return us to profitability and further cost savings measures will be required.

We face increased competition from site builders of residential housing, which may reduce our net sales.

Our homes compete with homes that are built on site. The sales of site built homes are declining, which is resulting in more site built homes being available at lower prices. Appraisal values of site built homes are declining with greater availability of lower priced site built homes in the market. The increase in availability, along with the decreased price of site built homes, could make them more competitive with our homes. As a result, the sales of our homes could decrease, which could negatively impact our results of operations.

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

If customers do not repay their loans, CountryPlace may repossess or foreclose in order to liquidate its loan collateral and minimize losses. The homes and land securing the loan are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Recent trends in general house price depreciation may exacerbate actual loss severities upon collateral liquidation beyond those normally experienced by CountryPlace.

Some of CountryPlace’s loans may be illiquid and their value difficult to determine or realize.

Some of the loans CountryPlace has originated or may originate in the future may not have a liquid market, or the market may contract rapidly in the future and the loans may become illiquid. Although CountryPlace offers loan products and prices its loans at levels that it believes are marketable at the time of credit application approval, market conditions for mortgage-related loans have deteriorated rapidly and significantly recently. CountryPlace’s ability to respond to changing market conditions is bound by credit approval and funding commitments it makes in advance of loan completion. In this environment, it is difficult to predict the types of loan products and characteristics that may be susceptible to future market curtailments and tailor our loan offerings accordingly. As a result, no assurances can be given that the market value of our loans will not decline in the future, or that a market will continue to exist for all of our loan products.

If CountryPlace is unable to develop sources of long-term funding it may be unable to resume originating chattel and non-conforming mortgage loans.

In the past, CountryPlace securitized loans as its primary source of long-term financing for chattel and non-conforming mortgages. CountryPlace used a warehouse borrowing facility to provide liquidity while aggregating loans prior to securitization. Because of recent significant and continued deterioration in the asset securitization market, CountryPlace is presently unable to rely on warehouse financing for liquidity and can no longer plan to securitize its loans. As a result, CountryPlace has ceased originating chattel and non-conforming mortgage loans for its own portfolio until it determines that a term financing market exists or can be developed for such products. At present, no such market exists, and no assurance can be given that one will develop, or that asset securitization will again be viable term financing method for CountryPlace. Further, no assurance can be given that warehouse financing will be available with economically favorable terms and conditions.

If interest rates increase, the market value of loans held for investment and loans available for sale may be adversely affected.

Fixed rate loans originated by CountryPlace prior to long-term financing or sale to investors are exposed to the risk of increased interest rates between the time of loan origination and term financing or sale. If interest rates for term financings or in the whole-loan market increase after loans are originated, the loans may suffer a decline in market value and our interest margin spreads could be reduced. From time to time, CountryPlace has entered into interest rate swap agreements to hedge its exposure to such interest rate risk. However, CountryPlace does not always maintain hedges or hedge the entire balances of all loans. Furthermore, interest rate swaps may be ineffective in hedging CountryPlace’s exposure to interest rate risk.

If CountryPlace is unable to adequately and timely service its loans, it may adversely affect its results of operations.

Although CountryPlace has originated loans since 1995, it has limited loan servicing and collections experience. In 2002, it implemented new systems to service and collect the portfolio of loans it originates. The management of CountryPlace has industry experience in managing, servicing and collecting loan portfolios; however, many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. If there is a substantial increase in the delinquency rate that results from improper servicing or loan performance, the profitability and cash flow from the loan portfolio could be adversely affected and impair CountryPlace’s ability to continue to originate and sell loans to investors.

Reduced availability of wholesale financing may adversely affect our inventory levels of new homes.

We finance a portion of our new inventory at our retail sales centers through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. Since the beginning of the industry downturn in 1999, several major floor plan lenders have exited the floor plan financing business. Although we currently have a floor plan facility with a financial institution totaling $70.0 million, there can be no assurance that we will continue to have access to such facility or that we will not be forced to reduce our new home inventory at our retail sales centers.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During fiscal 2008, 2007 and 2006, we did not incur any losses under these repurchase agreements.

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

Approximately 52% of our outstanding common stock is beneficially owned or controlled by the estate of our Chairman Emeritus, Lee Posey, Sally Posey, and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

Increased prices and unavailability of raw materials could have a material adverse effect on us.

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2008, average prices of our raw materials decreased 2% compared to fiscal 2007. Average prices of our raw materials were flat in 2007 and increased 5% in 2006. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations—lumber, gypsum wallboard and insulation—have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

If inflation increases, we may not be able to offset inflation through increased selling prices.

If there is a significant increase in inflation in the future, it is unlikely that we will be able to increase our selling prices to completely offset the significant increase in inflation and as a result, our operating results may be adversely affected.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In fiscal 2008, approximately 14% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In fiscal 2008, approximately 31% of our net sales were generated in Texas and approximately 14% of our net sales were generated in Florida. A decline in the demand for manufactured housing in Florida has already impacted our operations (see the Executive Overview section of Management’s Discussion and Analysis for more details) and a decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information with respect to our properties:

Location	Owned/Leased	Approximate Square Feet
Operating Manufacturing Facilities
Albemarle, North Carolina	Owned	112,700
Arabi, Georgia	Owned	97,970
Austin, Texas (2 facilities)	Owned	180,800
Buda, Texas	Owned	88,275
Fort Worth, Texas	Owned	121,300
Martinsville, Virginia (2 facilities)	Owned	131,855
Millersburg, Oregon	Owned	168,650
Plant City, Florida	Owned	87,200
Siler City, North Carolina	Owned	91,200
	Leased	40,000
Tempe, Arizona	Owned	103,500

Idled Manufacturing Facilities
Burleson, Texas (1)	Owned	94,300
Casa Grande, Arizona (2)	Owned	90,000
LaGrange, Georgia (2)	Owned	200,000
Martinsville, Virginia	Owned	43,505
Plant City, Florida	Owned	93,600
Sabina, Ohio (2)	Owned	85,000

Component and Supply Facilities
Martinsville, Virginia	Owned	148,346

Corporate Headquarters
Addison, Texas	Leased	48,000

(1)	Facility was destroyed by fire on December 2, 2006.
(2)	Facility is permanently closed and listed for sale.

We currently own all of our manufacturing facilities (except one building in Siler City, NC which is leased) and substantially all of the machinery and equipment used in the facilities. We believe our facilities are adequately maintained and suitable for the purposes for which they are used. Our capacity utilization rate was approximately 43% as of March 28, 2008.

In addition to our production facilities, we own 28 properties upon which 21 of our active retail centers are located. The remaining active sales centers are leased under operating leases with lease terms generally ranging from monthly to eight years.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

In late 1992, we removed an underground storage tank formerly used to store gasoline from the site of our Tempe, Arizona manufacturing facility. We worked in cooperation with the Arizona Department of Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. We have closed the site and completed all the necessary paperwork required by the EPA to settle the claim. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. Site characterization is complicated by the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. The liability is not estimatable due to our inability to project whether any additional remediation is necessary. At this time, we do not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Fiscal 2008	High	Low
First Quarter	$15.98	$14.04
Second Quarter	15.95	12.36
Third Quarter	14.42	10.23
Fourth Quarter	10.55	4.34

Fiscal 2007	High	Low
First Quarter	$22.61	$17.14
Second Quarter	17.50	14.12
Third Quarter	15.47	13.30
Fourth Quarter	14.92	12.60

On May 27, 2008, the last reported sale price of our common stock on the Nasdaq Stock Market was $8.36. As of May 27, 2008, there were approximately 580 record holders of our common stock, and approximately 2,500 holders of the common stock overall based on an estimate of the number of individual participants represented by security position listings.

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

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total returns for us, the Standard & Poor’s MidCap 400 Composite Stock Index and our peer group, assuming the investment of $100 on March 31, 2003, and the reinvestment of dividends. The companies in our peer group are as follows: Cavalier Homes, Inc., Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Liberty Homes, Inc. and Skyline Corporation.

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to future share performance.

*	$100 invested on 3/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ending March 31.

Item 6.	Selected Financial Data

The following table sets forth selected financial information regarding our financial position and operating results which has been extracted from our audited financial statements for the five fiscal years ended March 28, 2008. The information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes in Item 8 of this report.

	Fiscal Year Ended
	March 28, 2008 (52 weeks)	March 30, 2007 (52 weeks)	March 31, 2006 (53 weeks)	March 25, 2005 (52 weeks)	March 26, 2004 (52 weeks)
	(In thousands, except per share data)
Statements of Operations:
Net sales	$555,096	$661,247	$710,635	$610,538	$578,465
Cost of sales	421,371	503,419	525,023	455,960	427,826

Gross profit	133,725	157,828	185,612	154,578	150,639
Selling, general and administrative expenses	150,562	160,016	161,154	154,931	157,414
Goodwill impairment	78,506	—	—	—	—

Income (loss) from operations	(95.343)	(2,188)	24,458	(353)	(6,775)
Interest expense	(18,654)	(15,695)	(11,739)	(8,990)	(5,566)
Equity in earnings (loss) of limited partnership and Impairment charges	—	(4,709)	574	(763)	1,848
Interest income and other	3,625	4,901	5,007	4,165	1,440

Income (loss) before income taxes	(110,372)	(17,691)	18,300	(5,941)	(9,053)
Income tax benefit (expense)	(13,890)	6,126	(7,186)	2,118	3,036

Net income (loss)	$(124,262)	$(11,565)	$11,114	$(3,823)	$(6,017)

Net income (loss) per common share—basic and diluted	$(5.44)	$(0.51)	$0.49	$(0.17)	$(0.26)

Weighted average common shares outstanding—basic and diluted	22,852	22,852	22,831	22,832	22,857

Balance Sheet Data (1):
Total assets	$565,400	$683,264	$654,051	$571,980	$521,822
Convertible senior notes	75,000	75,000	75,000	75,000	—
Warehouse revolving debt	42,175	12,045	37,413	106,298	74,071
Securitized financings	165,430	194,405	105,379	—	—
Shareholders’ equity	126,575	250,130	263,024	252,907	256,053

Operating Data (unaudited):
Number of new factory-built homes sold (2)	5,449	6,737	8,911	7,948	8,216
Multi-section manufactured homes sold as a percentage of total manufactured homes sold	83%	91%	86%	95%	93%
Modular homes sold as a percentage of total factory-built homes sold	30%	27%	18%	17%	12%
Number of manufacturing facilities (1)	12	14	18	18	19
Number of company-owned retail sales centers and builder locations (1)	87	107	116	121	149

(1)	As of the end of the applicable period.
(2)	Includes 583 homes sold to FEMA in fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of March 28, 2008, we operated 12 manufacturing facilities that sell homes through 87 company-owned retail sales centers and builder locations and approximately 275 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio, sold to investors, or included as part of securitized financing transactions. We also provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

The tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities caused the manufactured housing industry to enter a cyclical downturn in mid-1999. Our fiscal 2008 results were heavily influenced by these difficult industry conditions. Industry shipments have continued to decline with calendar year 2007 manufactured housing shipments down 18% from calendar year 2006 and the three significant (to both us and the industry) manufactured housing states of Florida, California and Arizona down a combined 43% and comprising 50% of the total national decline in shipments.

Industry modular shipments are down 16% for calendar year 2007 as compared to calendar year 2006. Modular sales accounted for approximately 36% of our revenues in fiscal 2008. While average selling prices of modular homes were higher in fiscal 2008, unit sales were down 12% due to weaker housing demand trends. The severe downturn of the overall housing market created by a return to more prudent lending practices has produced excess site-built inventory which is directly competitive with modular housing.

During the fourth quarter of fiscal 2008, we closed our Sabina, Ohio, Casa Grande, Arizona and one of our Plant City, Florida manufacturing facilities as well as 18 under-performing retail sales centers to more effectively align our manufacturing capacity and distribution channels with current and expected regional demand. In connection with these actions, we recorded restructuring charges totaling $8.3 million primarily related to facility closure costs. Of this $8.3 million, $2.9 million is included in cost of sales and $5.4 million is included in selling, general and administrative expenses on our consolidated statement of operations. Also, as part of this restructuring, we listed three of our manufacturing facilities for sale. We expect to sell these facilities during fiscal 2009. The carrying value of these facilities is included in assets held for sale on the consolidated balance sheets. No significant additional charges are expected to be incurred in connection with this restructuring.

The deterioration of the credit markets that we depend on for warehouse lending for originations and securitizations of our loans has also impacted our business during fiscal 2008. CountryPlace’s warehouse borrowing facility was originally scheduled to expire March 14, 2008; however, they negotiated an extension with the lender until April 30, 2008. During the extension period, CountryPlace stopped taking applications for chattel loans and non-conforming mortgages but continued to originate conforming mortgage loans. On April 25, 2008, CountryPlace sold approximately $51.3 million of its warehoused portfolio of chattel and mortgage loans without incurring a loss. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. CountryPlace will continue to originate and service conforming mortgages for our credit-worthy customers.

With these difficult market conditions worsening and no near-term signs of recovery for the factory-built housing industry, we have focused on executing three key strategies to improve our operating results. First, the Company plans to increase revenues through an expanded product offering (including the less expensive manufactured and modular products introduced during the first quarter of fiscal 2008), enhanced marketing and advertising efforts, and expanded distribution channels. Along with this, we will continue to identify ways to reduce our fixed costs and improve operating efficiencies. We will also focus on cash generation and conservation throughout our operations. In addition, we have amended certain debt agreements subsequent to March 28, 2008 (see Liquidity and Capital Resources section for further details).

Results of Operations

The following table sets forth the items in our Statements of Operations as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	March 28, 2008	March 30, 2007	March 31, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.9	76.1	73.9

Gross profit	24.1	23.9	26.1
Selling, general and administrative expenses	27.1	24.2	22.7
Goodwill impairment	14.2	—	—

Income (loss) from operations	(17.2)	(0.3)	3.4
Interest expense	(3.3)	(2.4)	(1.6)
Equity in earnings (loss) of limited partnership and impairment charges	—	(0.7)	0.1
Interest income and other	0.7	0.7	0.7

Income (loss) before income taxes	(19.8)	(2.7)	2.6
Income tax benefit (expense)	(2.5)	0.9	(1.0)

Net income (loss)	(22.3)%	(1.8)%	1.6%

The following table summarizes certain key sales statistics as of and for the period indicated.

	Fiscal Year Ended
	March 28, 2008	March 30, 2007	March 31, 2006
Homes sold through company-owned retail sales centers and builder locations	3,763	4,003	4,471
Homes sold to independent dealers, builders and developers	1,686	2,734	4,440
Total new factory-built homes sold	5,449	6,737	8,911
Average new manufactured home price—retail	$76,000	$79,000	$74,000
Average new manufactured home price—wholesale	$61,000	$66,000	$61,000
Average new modular home price—retail	$176,000	$165,000	$149,000
Average new modular home price—wholesale	$80,000	$80,000	$77,000
Number of company-owned retail sales centers and builder locations at end of period	87	107	116

The Company’s fiscal year ends on the last Friday in March. Fiscal years 2008 and 2007 were comprised of 52 weeks while fiscal year 2006 was comprised of 53 weeks. The additional week in fiscal 2006 is immaterial for separate discussion in the income statement categories below.

2008 Compared to 2007

Net Sales. Net sales decreased 16.1% to $555.1 million in fiscal 2008 from $661.2 million in fiscal 2007. This decrease is primarily the result of a $111.6 million decrease in factory-built housing net sales offset by a $5.4 million increase in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 19.1% decrease in the total number of factory-built homes sold and decreases in the average retail and wholesale selling prices of new manufactured homes offset by an increase in the average retail selling price of a new modular home. The decrease in the total number of factory-built homes sold is largely due to a 38.3% decrease in the homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona, which prior to 2006 were typically some of our most profitable states (see Executive Overview section above for more details). These states have been especially impacted by decreased manufactured home sales to manufactured housing retirement communities. The decrease in the average retail and wholesale selling prices of new manufactured homes is the result of our new lower-priced products. The increase in the average selling prices of a new modular home is the result of customers purchasing larger modular homes. The increase in financial services net revenues primarily reflects an increase in interest income resulting from an increase in consumer loans receivable as of March 31, 2008 as compared March 31, 2007.

Gross Profit. In fiscal 2008, gross profit decreased to $133.7 million, or 24.1% of net sales, from $157.8 million, or 23.9% of net sales in fiscal 2007. Gross profit for the factory-built housing segment decreased to 19.7% of net sales in fiscal 2008 from 20.8% in fiscal 2007. Factory-built housing gross profit for fiscal 2008 includes $2.9 million in restructuring charges related to closing 18 under-performing sales centers and 3 less than efficient plants and for fiscal 2007 includes $2.4 million in restructuring charges related to closing 13 sales centers and 2 plants in fiscal 2007. Excluding these charges, gross profit for the factory-built housing segment would have been 20.3% in fiscal 2008 and 21.2% in fiscal 2007. This decrease was the result of a decline in the factory utilization rates coupled with continued pressure on our manufactured housing wholesale margins in Florida, California and Arizona and offset by an increase in the internalization rate from 58% in fiscal 2007 to 64% in fiscal 2008. Gross profit for the financial services segment increased $4.9 million in fiscal 2008 primarily due to increased interest income as explained above in the net sales section.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $150.6 million in fiscal 2008 as compared to $160.0 million in fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 27.1% for fiscal 2008 from 24.2% for fiscal 2007. Of this $9.5 million decrease, $12.4 million related to the factory-built housing segment and was offset by a $2.9 million increase in financial services (general corporate expenses were essentially flat with the prior year). Factory-built housing expenses include $5.4 million in charges related to closing 18 under-performing sales centers and 3 less than efficient plants in fiscal 2008 and $3.7 million in restructuring charges related to closing 13 sales centers and 2 plants in fiscal 2007. Excluding these charges, selling, general and administrative expenses for the factory-built housing segment decreased $14.0 million. This decrease is largely the result of the cost savings steps we put in place during fiscal 2007 plus a reduction in performance based compensation costs and operating fewer manufacturing facilities and sales centers. Selling, general and administrative expenses related to the financial services segment increased due to a $1.5 million one-time performance-based compensation payment. The payment was based on CountryPlace profitability from inception (2002) through 2007.

Goodwill Impairment. Goodwill impairment was $78.5 million for fiscal 2008. Due to the difficult market environment, particularly the recent fallout in the sub-prime market, and our recent losses, we determined that an interim test to assess the recoverability of goodwill was necessary. With the assistance of an independent valuation firm, we performed an interim goodwill impairment analysis and concluded that the goodwill relating to our factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $78.5 million related to our factory-built housing segment goodwill balance.

Interest Expense. Interest expense increased 18.9% to $18.7 million in fiscal 2008 as compared to $15.7 million in fiscal 2007. As a result of the completion of CountryPlace’s second securitization in March 2007, our interest expense on securitized financings increased $4.4 million and was offset by a $2.7 million decrease in interest expense on our warehouse revolving debt. Also, interest expense on floor plan payable increased $0.8 million. The interest rate on the warehouse revolving debt and the floor plan payable is variable.

Equity in Loss of Limited Partnership and Impairment Charges. Equity in loss of limited partnership and impairment charges was zero in fiscal 2008 as compared to a $4.7 million loss in fiscal 2007. The $4.7 million loss in fiscal 2007 includes the write off of our investment in BSM of $4.4 million effective September 29, 2006. On May 19, 2007, we executed an agreement to terminate our partnership with BSM effective June 7, 2007. Under the termination agreement, we have no further financial obligation to BSM.

Interest Income and Other. Interest income and other decreased 26.0% to $3.6 million in fiscal 2008 as compared to $4.9 million in fiscal 2007. The $1.3 million decrease was primarily the result of a $0.8 million decrease in interest and dividend income and a $0.4 million impairment charge on investment securities in fiscal 2008. The impairment on investment securities related to the write down of an other-than-temporary loss on an available-for-sale investment security. Interest income in 2008 was also impacted by reduced rates of return.

Income Tax Benefit (Expense). Income tax expense was $13.9 million in fiscal 2008 as compared to a benefit of $6.1 million in fiscal 2007. Due to the difficult market environment, particularly the recent fallout in the sub-prime market, and our recent losses, we reviewed the recoverability of our deferred tax assets. In fiscal 2008, we recorded a $31.1 million valuation allowance against all of our net deferred tax assets resulting in income tax expense for fiscal 2008 of $13.9 million. In fiscal 2007, we recorded a $6.1 million benefit on our loss before income taxes of $17.7 million.

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

Interest Expense. Interest expense increased 33.7% to $15.7 million in fiscal 2007 as compared to $11.7 million in fiscal 2006. This was primarily due to a $2.4 million increase in interest expense on the warehouse revolving debt, a $1.0 million increase in interest expense on the securitized financing and a $0.8 million increase in interest expense on floor plan payable. Both the interest rates on the warehouse revolving debt and the floor plan payable are variable.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $28.2 million at March 28, 2008, down from $44.3 million at March 30, 2007. Net cash used in operating activities was $32.8 million in fiscal 2008 as compared to $87.7 million in fiscal 2007. The $54.8 million decrease in cash used is primarily due to changes in net cash used to originate consumer loans for investment and is offset by changes in trade receivables, restricted cash and accounts payable and accrued expenses.

Net cash used in investing activities was $0.2 million in fiscal 2008 as compared to $2.4 million in fiscal 2007. This $2.2 million increase is due to $3.0 million of insurance proceeds received for the property, plant and equipment at our Burleson facility which was destroyed by a fire, a $2.1 million decrease in net cash related to purchasing and selling investment securities and a $1.8 million payment to the minority interest holders of CountryPlace to purchase the remaining 20% of the company. These increases are offset by a $3.2 million decrease in net purchases of property, plant and equipment.

Net cash provided by financing activities was $16.9 million in fiscal 2008 as compared to $69.4 million in fiscal 2007. Of this $52.4 million decrease, $118.0 million is the result of us receiving proceeds from a securitization in 2007 offset by a $65.6 million increase in proceeds from warehouse revolving debt and floor plan payable.

We have an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (5.25% at March 28, 2008) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which we have none financed as of March 28, 2008. In

May 2007, the agreement was amended to revise the covenants which must be maintained in order for us to borrow against the facility. The amended covenants require us to comply with a loan to collateral value, as defined, of 50% and minimum liquidity amount, as defined, of $30.0 million. As of March 28, 2008, the loan to collateral value, as reported, was 57% and, therefore, we were not in compliance with the covenant. If either of the covenants are not met, we must then comply with minimum inventory turns of 2.75, tangible net worth of $125.0 million and operating cash flow of negative $75.0 million. As of March 28, 2008, the tangible net worth, as reported, was $114.2 million and, therefore, we were not in compliance with the covenant. We received a waiver for non-compliance through March 28, 2008 and executed an amendment to the agreement effective June 1, 2008. The amendment extends the agreement to March 31, 2011, changes interest rate to LIBOR plus 3.75% and alters certain covenant levels (loan to collateral value is increased to 60% for quarter one of fiscal 2009 and is gradually reduced to 50% by fiscal year end, tangible net worth is reduced to $110.0 million for quarter one of fiscal 2009 and is gradually increased to $115.0 by fiscal year-end, and fiscal 2009 operating cash flow is increased to $15.0 million). We had $59.4 million and $43.6 million outstanding under these floor plan credit facilities at March 28, 2008 and March 30, 2007, respectively.

On May 5, 2004, we issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of our common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. The note holders may require us to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2008, 2007 and 2006, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share.

On July 12, 2005, we, through CountryPlace, completed our initial securitization (“2005-1”) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

On March 22, 2007, we, through CountryPlace, completed our second securitization (“2007-1”) for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans to be originated in the future) which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. Maturity of the bonds is at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. The proceeds from the securitization were used to repay approximately $97.1 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was also structured as a securitized borrowing.

CountryPlace had an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility was collateralized by specific consumer loans receivable pledged to the facility. The advance against the outstanding principle balance of eligible consumer loan receivables was 88% and draws could be made at an 80% advance rate against land-home loans in various stages of completion. The advance rates were subject to market value adjustments. The interest rate was LIBOR (2.8125% at March 31, 2008) plus 1.25%. CountryPlace had outstanding borrowings under the warehouse facility of $42.2 million as of March 31, 2008 and $12.0 million as of March 31, 2007. The facility was originally scheduled to expire March 14, 2008; however, CountryPlace negotiated an extension with the lender until April 30, 2008. During the extension period, the interest rate was increased to LIBOR plus 3.00% and the advance rate, affected for market value adjustments, was reduced to 60%. CountryPlace stopped taking applications for chattel and non-conforming mortgage loans but continued to originate conforming mortgage loans during the extension period. On April 25, 2008, CountryPlace sold approximately $51.3 million of its warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. CountryPlace is currently considering alternatives for short-term and long-term financing of its loan portfolio, including construction financing for mortgage loans. Until such financing is arranged, we will continue to advance funds to CountryPlace.

Upon completion of the 2007-1 securitization, CountryPlace extinguished its interest rate swap agreement on its variable rate debt which was used to hedge against an increase in variable interest rates. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive income (loss), net of tax, and the ineffective portion, if any, of the hedge being recorded in our consolidated statement of operations. Upon extinguishment of the hedge, CountryPlace recorded a loss of $1.0 million, net of tax, for the change in fair value to other comprehensive income (loss), which is amortized to interest expense over the life of the loans. There was no significant ineffectiveness.

CountryPlace currently intends to originate conforming mortgage loans for sale to Fannie Mae and other investors. CountryPlace plans to retain the associated servicing rights. In addition, CountryPlace plans to continue holding its remaining portfolio of chattel, non-conforming mortgages for investment on a long-term basis. CountryPlace makes loans to borrowers that it believes are credit worthy based on its credit guidelines. However, originating and holding loans for investment subjects CountryPlace to more credit and interest rate risk than originating loans for resale. The ability of customers to repay their loans may be affected by a number of factors and if customers do not repay their loans, the profitability and cash flow of the loan portfolio would be adversely affected and we may incur additional loan losses.

At present, asset-backed and mortgage-backed securitization markets are effectively closed to CountryPlace and other manufactured housing lenders, and no assurances can be made that a securitization or other term financing market will be available to CountryPlace in the future. At such time in the future that any securitization or other term financing market re-emerges, CountryPlace intends to resume originating chattel and non-conforming mortgages for its investment portfolio. While we believe CountryPlace will be able to obtain liquidity through sales of conforming mortgages to Fannie Mae and other investors, no assurances can be made that these investors will continue to purchase loans secured by manufactured homes, or that CountryPlace will successfully complete transactions on acceptable terms and conditions, if at all.

We believe that the proceeds from floor plan financing, conforming mortgage sales, and any other available borrowing alternatives will be adequate to support our working capital needs, and currently planned capital expenditure needs for the foreseeable future. However, we intend to focus on cash generation and conservation through our operations to help support these cash needs as well. Because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, credit market conditions, and other factors beyond our control, no assurances can be given in this regard.

Contractual Obligations (dollars in thousands)

The following tables summarize our contractual obligations, including interest, at March 28, 2008. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Floor plan payable (1)	$62,840	$62,840	$—	$—	$—
Debt obligations
Warehouse revolving debt (5)	42,706	42,706	—	—	—
Convertible senior notes (4)	115,219	2,438	7,312	4,875	100,594
Securitized financing 2005-1 (1)	101,255	14,328	23,419	16,260	47,248
Securitized financing 2007-1 (1)	103,789	19,139	28,106	16,528	40,016
Repurchase obligations (2)	16,386	9,109	7,277	—	—
Letters of credit (3)	13,322	13,322	—	—	—
Operating lease obligations	14,105	5,426	6,314	2,235	130

Total contractual obligations	$469,622	$169,308	$72,428	$39,898	$187,988

(1)	Interest is calculated by applying contractual interest rates to 2008 fiscal year-end balances.
(2)	We have contingent repurchase obligations outstanding at March 28, 2008 which have a finite life but are replaced as we continue to sell our factory-built homes to dealers under repurchase agreements with financial institutions. We did not incur any losses related to these contingent repurchase obligations during fiscal 2008, 2007 and 2006.
(3)	We have provided letters of credit to providers of certain of our insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies as is customary in the industry.
(4)	The note holders may require us to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.
(5)	The warehouse revolving debt facility was repaid in full and terminated in April, 2008.

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

Impairment of Intangible Assets (Goodwill) and Other Long-Lived Assets. In assessing the recoverability of our intangible assets and other long-lived assets on an annual basis, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Due to the difficult market environment, particularly the recent fallout in the sub-prime market, and the continued decline in shipments to Florida, California and Arizona, and our recent losses, we determined that an interim test to assess goodwill for impairment was necessary. With the assistance of an independent valuation firm, we completed this analysis in the second quarter of fiscal 2008.

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

For the first step, in accordance with SFAS No. 142 and with the assistance of an independent valuation firm, we estimated the fair value of our factory-built housing reporting unit utilizing the estimated present values of future cash flows of the reporting unit, and other market based assessments of fair value for the reporting unit. Based on the results of the first step of the analysis, we concluded that the fair value of our factory-built housing reporting unit was less than its carrying value and, accordingly, that the second step of the analysis was necessary to determine the amount of goodwill impairment. For the second step, in accordance with SFAS No. 142 and with the assistance of an independent valuation firm, we allocated the estimated fair value of our factory-built housing reporting unit to various assets and liabilities to determine the fair value of its goodwill. This process primarily involved estimating the difference between the carrying value and fair value of our property, plant and equipment, intangibles and inventories. Based on the results of the second step of our analysis, we concluded the goodwill relating to our factory-built housing reporting unit was fully impaired. As a result, in the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $78.5 million related to our factory-built housing segment goodwill balance.

Recovery of Deferred Tax Asset. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. To the extent we believe it is more likely than not that some portion or all of our deferred tax assets will not be realized prior to expiration, we are required to establish a valuation allowance against that portion of our deferred tax assets. The determination of valuation allowances involves significant management judgment and is based upon the evaluation of both positive and negative evidence, including our best estimates of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. Changes in events or expectations could result in significant adjustments to the valuation allowances and material changes to our provision for income taxes.

As a result of the continued difficult market environment, particularly the recent fallout in the sub-prime market, and our losses for the cumulative three-year historical period, we reviewed our deferred tax assets to determine whether a valuation allowance was necessary. After considering both positive and negative evidence, based primarily upon our recent losses, we recognized a $31.9 million valuation allowance against all of our net deferred tax assets which resulted in us recording an income tax provision of approximately $13.9 million for fiscal 2008. If, after future considerations of positive and negative evidence related to the recoverability of our deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

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

Allowance for Loan Losses. The allowance for loan losses reflects CountryPlace’s judgment of the probable loss exposure on their loan portfolio as of the end of the reporting period. CountryPlace’s loan portfolio is comprised of loans related primarily to factory-built Palm Harbor homes. The allowance for loan losses is developed at a portfolio level and not allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the composition of the loan portfolio, including historical loss experience by static pool, expected probable losses based on industry knowledge of losses for a given range of borrower credit scores, the composition of the portfolio by credit score and seasoning, and recent loss experience. CountryPlace then makes a determination of the best estimate within the range of loan losses.

The accrual of interest is discontinued when either principal or interest is more than 120 days past due. In addition, loans are placed on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. As of March 31, 2008, CountryPlace management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs.

Delinquency performance for loans receivable in California, Florida and Arizona suggests the effects of declining house prices in these states in general has had no discernable effect to date on performance of CountryPlace’s loans receivable portfolio. There were no accounts in Arizona past due 61 or more days as of March 31, 2008. The delinquency rate for California chattel loans is comprised of a single loan with a receivable balance of $127,789, representing less than 0.05% of the total loans receivable portfolio. Although the delinquency rate of Florida land/home loans receivable is almost triple the rate of the total portfolio, this delinquency is comprised entirely of three loans with total loans receivable balance of $451,248. These three Florida loans represent less than 0.16% of the total loans receivable portfolio. Delinquency performances for Texas remain well within the average delinquency rates of the total portfolio.

Recent deteriorating performance of mortgage loans in general in these states has been driven, in large part, by product features (such as adjustable rates, interest-only payments, payment options, etc.) that have a high propensity to induce payment shock or negative equity, and underwriting practices which relied on the expectation of continuous house price. CountryPlace’s underwriting practices and risk management policies have been based on an assumption that the manufactured home collateral would depreciate, rather than appreciate, in value over the life of the loan. Accordingly, its credit standards are based on both the borrowers’ capacity to repay the loan as scheduled, and the borrowers’ history of satisfying repayment obligations. As a result, CountryPlace management believes the portfolio is less susceptible to defaults due to adjustable interest rate resets, and default losses due to house price depreciation have always been considered in determining the Company’s allowance for loan losses.

Allowance for loan losses as of March 31, 2008 was $9.0 million, or approximately 3.2% of the $284.2 million total consumer loans receivable and construction advances balance. CountryPlace management believes this allowance, in conjunction with its planned periodic provision for credit losses, is adequate for expected loan losses, considering the geographic and loan-type concentrations of the portfolio expected overall future credit losses, and recent delinquency experience by geographic area and type of loan collateral.

Inventory Valuation. Inventory consists of raw material and finished goods (factory-built homes). We carry very little land held for development and we do not purchase options to acquire land inventory.

Each quarter we assess the recoverability of our inventory by comparing the carrying amount to its estimated net realizable value. Our raw materials consist of home building materials and supplies and turn approximately 3 times per month. Our finished goods consist of homes completed under customer order (30%) and homes available for purchase at our retail sales centers (70%). We evaluate the recoverability of our finished homes by comparing our inventory cost to our estimated sales price, less costs to sell. We estimate our sales price by product type (HUD code and modular). Approximately 40% of our inventory is located in Texas, where the manufactured housing business has not experienced the same declines as California and Florida. Historically, the amount of our inventory valuation adjustments has been immaterial. We are not aware of any trends or other factors that are reasonably likely to result in valuation adjustments in future periods. These valuations are significantly impacted by estimated average selling prices, average sales rates and product type. Our quarterly assessments reflect management’s estimates, which we believe are reasonable. However, based on the general economic conditions, future results could differ materially from management’s judgments and estimates.

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

On March 31, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, we have analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. We have identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax return in states in which we operate. Our federal income tax returns for the years subsequent to March 26, 2004, remain subject to examination. Our income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to March 28, 2003. We currently believe that all significant filing positions are highly certain and that, more likely than not, all of our significant income tax filing positions and deductions would be sustained. Therefore, we have no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value; the methods used to measure fair value, and requires expanded financial statement disclosures about fair value measurements for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of the standard to have a material impact on our consolidated financial position or results of operations. However, we will need to expand our disclosures in the future about the factors used to determine fair market value of our financial instruments.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement allows companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of the standard will not have a material impact on our consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of variable rate debt as of March 28, 2008 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.6 million.

CountryPlace is exposed to market risk related to the accessibility and terms of long-term financing of its loans. In the past, CountryPlace accessed the asset-backed securities market to provide term financing of its chattel and non-conforming mortgage originations. On July 12, 2005, CountryPlace successfully completed its initial securitized financing of approximately $141.0 million of loans. On March 22, 2007, CountryPlace completed a second securitized financing of approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans to be originated in the future). At present, asset-backed and mortgage-backed securitization markets are effectively closed to CountryPlace and other manufactured housing lenders. Accordingly, it is unlikely that CountryPlace can continue to securitize its loan originations as a means to obtain long-term funding. This inability to continue to securitize its loans caused CountryPlace to discontinue origination of chattel loans and non-conforming mortgages until other sources of funding are available.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 31, 2008 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $2.7 million. Excluding the $51.3 million of loans held for sale that CountryPlace sold subsequent to March 31, 2008, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $1.4 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of March 28, 2008 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $1.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and subsidiaries as of March 28, 2008 and March 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 28, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and subsidiaries at March 28, 2008 and March 30, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 28, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2007 the Company changed its method of accounting for share-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palm Harbor Homes, Inc.’s internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 2, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas

June 2, 2008

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 28, 2008	March 30, 2007
Assets
Cash and cash equivalents	$28,206	$44,292
Restricted cash	25,487	43,469
Investments	22,442	21,832
Trade receivables	31,616	33,978
Consumer loans receivable, net (including $51,300 of loans sold in April 2008)	267,636	228,289
Inventories	123,294	138,690
Assets held for sale	7,532	179
Prepaid expenses and other assets	9,478	19,203
Deferred tax assets, net	—	14,579
Property, plant and equipment, at cost:
Land and improvements	29,562	33,124
Buildings and improvements	44,268	56,731
Machinery and equipment	53,564	63,804
Construction in progress	3,658	1,603

	131,052	155,262
Accumulated depreciation	(84,050)	(95,015)

	47,002	60,247
Goodwill	2,707	78,506

Total assets	$565,400	$683,264

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 28, 2008	March 30, 2007
Liabilities and Shareholders’ Equity
Accounts payable	$26,641	$22,715
Accrued liabilities	70,212	85,366
Floor plan payable	59,367	43,603
Warehouse revolving debt	42,175	12,045
Securitized financings	165,430	194,405
Convertible senior notes	75,000	75,000

Total liabilities	438,825	433,134
Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value
Authorized shares—50,000,000
Issued shares—23,807,879 at March 28, 2008 and March 30, 2007	239	239
Additional paid-in capital	54,108	53,907
Retained earnings	89,027	213,289
Treasury stock—956,014 at March 28, 2008, and 956,086 at March 30, 2007	(15,896)	(15,896)
Accumulated other comprehensive loss	(903)	(1,409)

Total shareholders’ equity	126,575	250,130

Total liabilities and shareholders’ equity	$565,400	$683,264

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	March 28, 2008 (52 weeks)	March 30, 2007 (52 weeks)	March 31, 2006 (53 weeks)
Net sales	$555,096	$661,247	$710,635
Cost of sales	421,371	503,419	525,023
Selling, general and administrative expenses	150,562	160,016	161,154
Goodwill impairment	78,506	—	—

Income (loss) from operations	(95,343)	(2,188)	24,458
Interest expense	(18,654)	(15,695)	(11,739)
Equity in earnings (loss) of limited partnership and impairment charges	—	(4,709)	574
Interest income and other	3,625	4,901	5,007

Income (loss) before income taxes	(110,372)	(17,691)	18,300
Income tax benefit (expense)	(13,890)	6,126	(7,186)

Net income (loss)	$(124,262)	$(11,565)	$11,114

Net income (loss) per common share—basic and diluted	$(5.44)	$(0.51)	$0.49

Weighted average common shares outstanding—basic and diluted	22,852	22,852	22,831

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Income (Loss)	Treasury Stock
	Shares	Amount				Shares	Amount	Total
Balance at March 25, 2005	23,807,879	$239	$54,073	$213,740	$1,214	(985,362)	$(16,359)	$252,907
Comprehensive income
Net income	—	—	—	11,114	—	—	—	11,114
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(9)	—	—	(9)
Change in fair value of interest rate hedge, net of tax	—	—	—	—	(1,091)	—	—	(1,091)

Total comprehensive income (loss)	—	—	—	11,114	(1,100)	—	—	10,014
Stock awards
Shares granted	—	—	(159)	—	—	8,723	159	—
Terminations	—	—	—	—	—	—	—	—
Provision	—	—	103	—	—	—	—	103

Balance at March 31, 2006	23,807,879	239	54,017	224,854	114	(976,639)	(16,200)	263,024
Comprehensive loss
Net loss	—	—	—	(11,565)	—	—	—	(11,565)
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(528)	—	—	(528)
Amortization of interest rate hedge	—	—	—	—	(995)	—	—	(995)

Total comprehensive loss	—	—	—	(11,565)	(1,523)	—	—	(13,088)
Stock awards
Shares granted	—	—	(304)	—	—	20,553	304	—
Terminations	—	—	—	—	—	—	—	—
Provision	—	—	194	—	—	—	—	194

Balance at March 30, 2007	23,807,879	239	53,907	213,289	(1,409)	(956,086)	(15,896)	250,130
Comprehensive loss
Net loss	—	—	—	(124,262)	—	—	—	(124,262)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	398	—	—	398
Amortization of interest rate hedge	—	—	—	—	108	—	—	108

Total comprehensive loss	—	—	—	(124,262)	506	—	—	(123,756)
Stock awards
Shares granted	—	—	—	—	—	—	—	—
Terminations	—	—	—	—	—	72	—	—
Provision	—	—	201	—	—	—	—	201

Balance at March 28, 2008	23,807,879	$239	$54,108	$89,027	$(903)	(956,014)	$(15,896)	$126,575

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	March 28, 2008	March 30, 2007	March 31, 2006
Operating Activities
Net income (loss)	$(124,262)	$(11,565)	$11,114
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	8,130	9,263	11,072
Provision for credit losses	3,572	3,790	3,407
Deferred income taxes	14,476	(1,181)	600
Goodwill impairment	78,506	—	—
Impairment of investment securities	432	—	—
Impairment of PP&E	582	—	—
(Gain) loss on disposition of assets	(623)	1,677	(2,446)
Gain on sale of investments	(359)	(345)	—
Provision for long-term incentive plan	201	194	103
Proceeds from business interruption insurance	3,300	—	—
Equity in (earnings) loss of limited partnership and impairment charges	—	4,709	(574)
Changes in operating assets and liabilities:
Restricted cash	17,982	(16,869)	(11,248)
Trade receivables	2,362	16,575	90
Consumer loans originated for investment or sale	(78,925)	(92,676)	(59,164)
Principal payments on consumer loans originated	36,006	28,063	21,925
Inventories	15,396	10,878	(21,148)
Prepaid expenses and other assets	9,065	(12,464)	(1,971)
Accounts payable and accrued expenses	(18,677)	(27,721)	28,210

Net cash used in operating activities	(32,836)	(87,672)	(20,030)

Investing Activities
Purchase of minority interest	(1,800)	—	—
Purchase of property, plant and equipment, net of proceeds from disposition	(1,326)	(4,541)	(1,437)
Insurance proceeds received for property, plant and equipment	3,000	—	—
Purchases of investments	(7,258)	(10,824)	(9,564)
Sales of investments	7,215	12,962	6,334

Net cash used in investing activities	(169)	(2,403)	(4,667)

Financing Activities
Net proceeds from floor plan payable	15,764	5,695	7,020
Net proceeds (payments) from warehouse revolving debt	30,130	(25,368)	(68,885)
Proceeds from securitized financings, net of transaction costs	—	101,476	117,838
Payments on securitized financing	(28,975)	(12,450)	(12,459)

Net cash provided by financing activities	16,919	69,353	43,514
Net increase (decrease) in cash and cash equivalents	(16,086)	(20,722)	18,817
Cash and cash equivalents at beginning of year	44,292	65,014	46,197

Cash and cash equivalents at end of year	$28,206	$44,292	$65,014

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$18,434	$14,972	$10,637
Income taxes	$(8,752)	$2,954	$7,845
Non-cash transactions:
Loans transferred to repossessed assets	$1,206	$909	$692

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. and its wholly owned subsidiaries (the “Company”). CountryPlace Mortgage, Ltd. (“CountryPlace”) was 80% owned by the Company until February 15, 2008 when the Company purchased the remaining 20% from the minority interest holders (see Note 17 for further details of this transaction). All significant intercompany transactions and balances have been eliminated in consolidation. Headquartered in Addison, Texas, the Company markets factory-built homes nationwide through vertically integrated operations, encompassing factory-built housing, financing and insurance.

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

General Business Environment

The tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities caused the manufactured housing industry to enter a cyclical downturn in mid-1999. The Company’s fiscal 2008 results were heavily influenced by these difficult industry conditions. Industry shipments have continued to decline with calendar year 2007 manufactured housing shipments down 18% from calendar year 2006 and the three significant (to both the Company and the industry) manufactured housing states of Florida, California and Arizona down a combined 43% and comprising 50% of the total national decline in shipments.

Industry modular shipments are down 16% for calendar year 2007 as compared to calendar year 2006. Modular sales accounted for 36% of the Company’s revenues in fiscal 2008. While average selling prices of modular homes were higher in fiscal 2008, unit sales were down 12% due to weaker housing demand trends. The severe downturn of the overall housing market created by a return to more prudent lending practices has produced excess site-built inventory which is directly competitive with modular housing.

During the fourth quarter of fiscal 2008, the Company closed its Sabina, Ohio, Casa Grande, Arizona and one of its Plant City, Florida manufacturing facilities as well as 18 under-performing retail sales centers to more effectively align its manufacturing capacity and distribution channels with current and expected regional demand. In connection with these actions, the Company recorded restructuring charges totaling $8.3 million primarily related to facility closure costs. Of this $8.3 million, $2.9 million is included in cost of sales and $5.4 million is included in selling, general and administrative expenses on the Company’s consolidated statement of operations. Also, as part of this restructuring, the Company listed three of its manufacturing facilities for sale. The Company expects to sell these facilities during fiscal 2009. The carrying value of these facilities is included in assets held for sale on the consolidated balance sheets. No significant additional charges are expected to be incurred in connection with this restructuring.

The deterioration of the credit markets that the Company depends on for warehouse lending for originations and securitizations of CountryPlace’s loans has also impacted its business during fiscal 2008. CountryPlace’s warehouse borrowing facility was originally scheduled to expire March 14, 2008; however, they negotiated an extension with the lender until April 30, 2008. During the extension period, CountryPlace stopped taking applications for chattel loans and non-conforming mortgages but continued to originate conforming mortgage

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

loans. On April 25, 2008, CountryPlace sold approximately $51.3 million of its warehoused portfolio of chattel and mortgage loans without incurring a loss. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. CountryPlace will continue to originate and service conforming mortgages for our credit-worthy customers.

With these difficult market conditions worsening and no near-term signs of recovery for the factory-built housing industry, the Company has focused on executing three key strategies to improve its operating results. First, the Company plans to increase revenues through an expanded product offering (including the less expensive manufactured and modular products introduced during the first quarter of fiscal 2008), enhanced marketing and advertising efforts, and expanded distribution channels. Along with this, the Company will continue to identify ways to reduce its fixed costs and improve operating efficiencies. The Company is also focusing on cash generation and conservation throughout its operations. In addition, the Company has amended certain debt agreements subsequent to March 28, 2008 (see Notes 5 and 6 for further details).

Year End

The Company’s fiscal year ends on the last Friday in March. Fiscal years 2008 and 2007 were comprised of 52 weeks while fiscal year 2006 was comprised of 53 weeks.

The Company’s financial services subsidiaries’ fiscal year ends on different dates than the Company’s. CountryPlace’s fiscal year ends on March 31 and Standard Casualty’s (Standard) fiscal year ends on the last day of February.

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

Most of the homes sold to independent retailers are financed through standard industry arrangements which include repurchase agreements (see Note 11). The Company extends credit in the normal course of business under normal trade terms and its receivables are subject to normal industry risk.

Premium income from insurance policies is recognized on an as earned basis. Premium amounts collected are amortized into net sales over the life of the policy. Policy acquisition costs are also amortized as cost of sales over the life of the policy.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Cash and cash equivalents

Cash and cash equivalents are all liquid investments with maturities of three months or less when purchased.

Restricted cash

Restricted cash consists of the following (in thousands):

	March 28, 2008	March 30, 2007
Cash pledged as collateral for outstanding insurance programs and surety bonds	$13,778	$15,487
Cash related to customer deposits held in trust accounts	5,107	10,772
Cash related to CountryPlace customers’ principal and interest payments on the loans that are in the warehouse or securitized	6,602	6,825
Cash related to CountryPlace pre-funded loans	—	10,385

	$25,487	$43,469

Consumer loans receivable

Consumer loans receivable consists of manufactured housing loans (held for investment, held for sale or securitized) and construction advances on non-conforming mortgages less allowances for loan losses and deferred financing costs, net of amortization. Loans held for an investment and loans securitized are stated at the aggregate remaining unpaid principal balances. Loans held for sale are recoded at the lower of cost or market on an aggregate basis. Interest income is recognized based upon the unpaid principal amount outstanding.

During the fourth quarter of 2008, the Company transferred $51.3 million of loans held for investment to loans held for sale at the lower of cost or fair market value. These loans were sold in April, 2008. See Note 4 for more information.

Loan origination costs are deferred and amortized over the estimated life of the portfolio and amortized using the effective interest method.

Allowance for loan losses

The allowance for loan losses reflects CountryPlace’s judgment of the probable loss exposure on their loan portfolio as of the end of the reporting period. CountryPlace’s loan portfolio is comprised of loans related primarily to factory-built Palm Harbor homes. The allowance for loan losses is developed at a portfolio level and not allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the composition of the loan portfolio, including historical loss experience by static pool, expected probable losses based on industry knowledge of losses for a given range of borrower credit scores, the composition of the portfolio by credit score and seasoning, and recent loss experience. CountryPlace then makes a determination of the best estimate within the range of loan losses.

The accrual of interest is discontinued when either principal or interest is more than 120 days past due. In addition, loans are placed on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. As of March 31, 2008, CountryPlace management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Delinquency performance for loans receivable in California, Florida and Arizona suggests the effects of declining house prices in these states in general has had no discernable effect to date on performance of CountryPlace’s loans receivable portfolio. There were no accounts in Arizona past due 61 or more days as of March 31, 2008. The delinquency rate for California chattel loans is comprised of a single loan with a receivable balance of $127,789, representing less than 0.05% of the total loans receivable portfolio. Although the delinquency rate of Florida land/home loans receivable is almost triple the rate of the total portfolio, this delinquency is comprised entirely of three loans with total loans receivable balance of $451,248. These three Florida loans represent less than 0.16% of the total loans receivable portfolio. Delinquency performances for Texas remain well within the average delinquency rates of the total portfolio.

Recent deteriorating performance of mortgage loans in general in these states has been driven, in large part, by product features (such as adjustable rates, interest-only payments, payment options, etc.) that have a high propensity to induce payment shock or negative equity, and underwriting practices which relied on the expectation of continuous house price appreciation. CountryPlace’s underwriting practices and risk management policies have been based on an assumption that the manufactured home collateral would depreciate, rather than appreciate, in value over the life of the loan. Accordingly, its credit standards are based on both the borrowers’ capacity to repay the loan as scheduled, and the borrowers’ history of satisfying repayment obligations. As a result, CountryPlace management believes the portfolio is less susceptible to defaults due to adjustable interest rate resets, and default losses due to house price depreciation have always been considered in determining the Company’s allowance for loan losses.

Allowance for loan losses as of March 31, 2008 was $9.0 million, or approximately 3.2% of the $284.2 million total consumer loans receivable and construction advances balance. CountryPlace management believes this allowance is adequate for expected loan losses, considering the geographic and loan-type concentrations of the portfolio, expected overall future credit losses, and recent delinquency experience by geographic area and type of loan collateral.

Transfers of Financial Assets

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

CountryPlace services the loan contracts under pooling and servicing agreements with the securitization trusts. CountryPlace also retains interests in subordinate classes of securitization bonds that provide over-collateralization credit enhancement to senior certificate holders and are subject to risk of loss of interest

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

payments and principal. As is common in securitizations, CountryPlace is also liable for customary representations. The Company guarantees certain aspects of CountryPlace’s performance as the servicer under the 2005-1 securitization pooling and servicing agreement.

Investment Securities

Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments include marketable debt and equity securities that are held as available-for-sale. All investments classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax. Realized gains and losses from the sale of securities are determined using the specific identification method.

Management regularly makes an assessment to determine whether a decline in value of an individual security is other-than-temporary. The Company considers the following factors when making its assessment: (1) the Company’s ability and intent to hold the investment to maturity, or a period of time sufficient to allow for a recovery in market value; (2) whether it is probable that the Company will be able to collect the amounts contractually due; and (3) whether any decision has been made to dispose of the investment prior to the balance sheet date. Investments on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the loss recorded in earnings (losses).

Inventories

Raw materials inventories are valued at the lower of cost (first-in, first-out method which approximates actual cost) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.

Each quarter the Company assesses the recoverability of its inventory by comparing the carrying amount to its estimated net realizable value. Raw materials consist of home building materials and supplies and turn approximately 3 times per month. Finished goods consist of homes completed under customer order (30%) and homes available for purchase at the Company’s retail sales centers (70%). The Company evaluates the recoverability of its finished homes by comparing its inventory cost to its estimated sales price, less costs to sell. The sales price is estimated by product type (HUD code and modular). Approximately 40% of the Company’s inventory is located in Texas, where the manufactured housing business has not experienced the same declines as California and Florida. Historically, the amount of its inventory valuation adjustments has been immaterial. Management is not aware of any trends or other factors that are reasonably likely to result in valuation adjustments in future periods. These valuations are significantly impacted by estimated average selling prices, average sales rates and product type. The quarterly assessments reflect management’s estimates, which management believes are reasonable. However, based on the general economic conditions, future results could differ materially from management’s judgments and estimates.

Property, plant and equipment

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements’ useful lives. Estimated useful lives for significant classes of assets are as follows: Land Improvements 10-15 years, Buildings and Improvements 3-30 years, and Machinery and Equipment 2-10 years. The Company had depreciation expense of $7.1 million, $8.4 million and $9.7 million in fiscal 2008, 2007 and 2006, respectively. Repairs and maintenance are expensed as incurred. The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. The Company recorded impairment charges of $0.6 million in fiscal 2008 for the land on which two of its closed retail sales centers in the Midwest were located. The Company did not record any impairment charges in fiscal 2007 or 2006.

Goodwill

Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tested goodwill annually for potential impairment by reporting unit as of the first day of its fourth fiscal quarter or more frequently if an event occurred or circumstances changed that indicated the remaining balance of goodwill may not be recoverable. All of the Company’s goodwill related to its factory-built housing reporting unit. Due to the difficult market environment, particularly the recent fallout in the sub-prime market, and the continued decline in shipments to Florida, California and Arizona, and the Company’s recent losses, the Company determined that an interim test to assess goodwill for impairment was necessary. The Company, with the assistance of an independent valuation firm, completed its interim goodwill impairment analysis during the second quarter ended September 28, 2007.

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

For the first step, the Company, in accordance with SFAS No. 142 and with the assistance of an independent valuation firm, estimated the fair value of its factory-built housing reporting unit utilizing the estimated present values of future cash flows of the reporting unit, and other market based assessments of fair value for the reporting unit. Based on the results of the first step of the analysis, the Company concluded that the fair value of its factory-built housing reporting unit was less than its carrying value and, accordingly, that the second step of the analysis was necessary to determine the amount of goodwill impairment. For the second step, the Company, in accordance with SFAS No. 142 and with the assistance of an independent valuation firm, allocated the estimated fair value of its factory-built housing reporting unit to various assets and liabilities to determine the fair value of its goodwill. This process primarily involved estimating the difference between the carrying value and fair value of the Company’s property, plant and equipment, intangibles and inventories. Based on the results of the second step of the Company’s analysis, the Company concluded the goodwill relating to its factory-built housing reporting unit was fully impaired. As a result, during the three months ended September 28, 2007, the Company recorded a non-cash impairment charge of $78.5 million related to its factory-built housing segment goodwill balance.

Goodwill recorded at March 30, 2008 relates to the Company’s minority interest purchase in February, 2008.

Warranties

Products are warranted against manufacturing defects for a period of one year commencing at the time of sale to the retail customer. Estimated costs relating to product warranties are provided at the date of sale.

Income taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

the differences are expected to reverse. To the extent the Company believes it is more likely than not that some portion or all of its deferred tax assets will not be realized prior to expiration, it is required to establish a valuation allowance against that portion of the deferred tax assets. The determination of valuation allowances involves significant management judgments and is based upon the evaluation of both positive and negative evidence, including the Company’s best estimates of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. Changes in events or expectations could result in significant adjustments to the valuation allowances and material changes to the Company’s provision for income taxes.

As a result of the continued difficult market environment, particularly the recent fallout in the sub-prime market, and the Company’s losses for the cumulative three-year historical period, the Company reviewed its deferred tax assets to determine whether a valuation allowance was necessary. After considering both positive and negative evidence, based primarily upon its recent losses, the Company recognized a valuation allowance of $31.9 million against all of its net deferred tax assets which resulted in the Company recording an income tax provision of approximately $13.8 million for fiscal 2008. If, after future considerations of positive and negative evidence related to the recoverability of its deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Interest Income and Other

Interest income and other is comprised primarily of interest income totaling $3.0 million, $4.4 million and $3.4 million in fiscal 2008, 2007 and 2006, respectively, and other income of $0.6 million, $0.5 million and $1.7 million in fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, other income consists primarily of a gain on the sale of available-for-sale investments of $0.4 million and income earned on a real estate investment of $0.3 million and is offset by $0.4 million of impairment on an available-for-sale investment. In fiscal 2007, other income consisted primarily of a gain on the sale of available-for-sale investments of $0.3 million and in fiscal 2006, other income consisted primarily of income earned on a real estate investment of $1.5 million.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is presented net of income taxes and is comprised of unrealized gains and losses on available-for-sale investments and changes in fair value of an interest rate hedge.

Reclassifications

The land held for resale account in the prior year’s financial statements was reclassified to assets held for sale from prepaid expenses and other assets to conform to the current year presentation. Certain fixed asset accounts in the prior year financial statements were reclassified to machinery and equipment from investments to conform to the current year presentation. Certain income tax accounts in the prior year financial statement were reclassified to prepaid expenses and other assets from accrued liabilities to conform to the current year presentation. These reclassifications had no effect on previously reported earnings, shareholders’ equity, or cash flows.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that the compensation cost relating to share-based payment transaction, including grants of employee stock options, be recognized in financial statements.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

On March 31, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48, an interpretation of Statement of Financial Accounting Standard 109, “Accounting for Income Taxes,” clarifies the accounting and disclosure requirements for uncertainty in tax positions as defined by the standard. In connection with the adoption of FIN 48, the Company has analyzed its filing positions in all significant jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified as major tax jurisdictions, as defined, its federal income tax return and its state income tax return in states in which the Company operates. The Company’s federal income tax returns for the years subsequent to March 26, 2004, remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for various periods subsequent to March 28, 2003. The Company currently believes that all significant filing positions are highly certain and that, more likely than not, all of its significant income tax filing positions and deductions would be sustained. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon the adoption of FIN 48. If interest and penalties are assessed, interest costs will be recognized in interest expense and penalties will be recognized in operating expenses.

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“FAS 157”). This statement clarifies the definition of fair value; the methods used to measure fair value, and required expanded financial statement disclosures about fair value measurement for assets and liabilities. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of the standard to have a material impact on its consolidated financial position or results of operations. However, the Company will need to expand its disclosures in the future about the factors used to determine fair market value of its financial instruments.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This statement allows companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of the standard will not have a material impact on the Company’s consolidated financial position or results of operations.

2.	Inventories

Inventories consist of the following (in thousands):

	March 28, 2008	March 30, 2007
Raw materials	$10,111	$12,083
Work in process	6,730	10,403
Finished goods at factory	2,146	2,606
Finished goods at retail	104,307	113,598

	$123,294	$138,690

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.	Investments

The following tables summarize the Company’s available-for-sale investment securities as of March 28, 2008 and March 30, 2007 (in thousands):

	March 28, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$25	$—	$—	$25
States and political subdivision	10,205	37	(114)	10,128
Mortgage-backed securities	3,648	109	(10)	3,747
Corporate debt securities	1,265	5	(4)	1,266
Marketable equity securities	7,402	148	(274)	7,276

Total	$22,545	$299	$(402)	$22,442

	March 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$35	$—	$—	$35
States and political subdivision	10,262	20	(129)	10,153
Mortgage-backed securities	3,738	24	(14)	3,748
Corporate debt securities	1,285	—	(26)	1,259
Marketable equity securities	7,248	418	(1,029)	6,637

Total	$22,568	$462	$(1,198)	$21,832

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 28, 2008 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unreal Loss	Fair Value	Unreal Loss	Fair Value	Unreal Loss
States and political subdivision	$4,450	$(114)	$—	$—	$4,450	$(114)
Mortgage-backed securities	—	—	90	(10)	90	(10)
Corporate debt securities	—	—	754	(4)	754	(4)
Marketable equity securities	1,602	(260)	303	(14)	1,905	(274)

Total	$6,052	$(374)	$1,147	$(28)	$7,199	$(402)

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 30, 2007 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unreal Loss	Fair Value	Unreal Loss	Fair Value	Unreal Loss
U.S. Government Agencies	$—	$—	$35	$—	$35	$—
States and political subdivision	1,054	(5)	7,407	(123)	8,461	(128)
Mortgage-backed securities	498	(2)	828	(13)	1,326	(15)
Corporate debt securities	—	—	1,259	(32)	1,259	(32)
Marketable equity securities	930	(104)	2,871	(924)	3,801	(1,028)

Total	$2,482	$(111)	$12,400	$(1,092)	$14,882	$(1,203)

At March 28, 2008, there were a total of five debt and equity securities that were in unrealized loss positions greater than 12 months and 34 debt and equity securities that were in unrealized loss positions less than 12 months. The Company does not believe these unrealized losses are “other-than-temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value; (2) it is not probable that the Company will be unable to collect the amounts contractually due; and (3) no decision to dispose of the investments were made prior to the balance sheet dates. The unrealized losses noted are interest rate related due to rising rates subsequent to the acquisition of the securities. The Company has not identified any issues related to the ultimate repayment of principal as a result of credit concerns on these securities.

Based upon management’s assessments, one available-for-sale equity security with amortized cost of $3.5 million had a fair value of $3.1 million with the $0.4 million decline in value being other than temporary. Accordingly, the Company recognized an other-than-temporary impairment loss of $0.4 million during fiscal 2008. This impairment loss is included in interest income and other on the consolidated statement of operations for fiscal 2008. No impairment charges were recorded in fiscal 2007 or 2006.

The amortized cost and fair value of the Company’s investment securities at March 28, 2008, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$2,658	$2,658
Due after one year through five years	5,164	5,190
Due after five years through ten years	2,199	2,150
Due after ten years	1,474	1,421
Mortgage-backed securities	3,648	3,747
Marketable equity securities	7,402	7,276

Total investment securities available-for-sale	$22,545	$22,442

Gross gains realized on the sales of investment securities for fiscal years 2008, 2007 and 2006 were approximately $912,000, $763,000 and $380,000, respectively. Gross losses were approximately $302,000, $246,000 and $96,000 for fiscal years 2008, 2007 and 2006, respectively.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.	Consumer loans receivable and allowance for loans losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	March 31, 2008	March 31, 2007
Consumer loans receivable held for investment	$221,213	$230,911
Consumer loans receivable held for sale	51,300	—
Construction advances on non-conforming mortgages	11,665	11,745
Deferred financing costs, net	(7,567)	(6,628)
Allowance for loan losses	(8,975)	(7,739)

Consumer loans receivable, net	$267,636	$228,289

During the first quarter of fiscal 2009, the Company sold its loans held for sale, servicing released (see Note 20 for further details of this transaction).

The allowance for loan losses and related additions and deductions to the allowance are as follows (in thousands):

	March 31, 2008	March 31, 2007	March 31, 2006
Allowance for loan losses, beginning of period	$7,739	$6,361	$5,365
Provision for credit losses	3,572	3,790	3,407
Loans charged off, net of recoveries	(2,336)	(2,412)	(2,411)

Allowance for loan losses, end of period	$8,975	$7,739	$6,361

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At March 31, 2008, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of March 31, 2008 and March 31, 2007 (dollars in thousands):

	March 31, 2008	March 31, 2007
Non-performing loans:
Loans accounted for on a nonaccrual basis	$75	$—
Accruing loans past due 90 days or more	2,195	809
Total nonaccrual and 90 days past due loans	2,270	809
Percentage of total loans	0.83%	0.35%
Other non-performing assets (1)	1,635	1,169

(1)	Consists of land acquired through foreclosure, which is carried at fair value less estimated selling expenses, and is included in prepaid and other assets on the consolidated balance sheets.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of March 31, 2008 and March 31, 2007:

	March 31, 2008	March 31, 2007
Texas	41.0%	42.1%
Arizona	7.1	6.5
Florida	6.9	6.7
California	2.9	2.7

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 31, 2008 or March 31, 2007. Management believes the allowance for loan losses is adequate to cover estimated losses at each balance sheet date.

5.	Floor plan payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility expiring March 30, 2009. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at its retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. The interest rate on the facility is prime (5.25% at March 28, 2008) plus 0.6% or prime plus 1.0% to 3.0% for aged units, of which the Company has none financed as of March 28, 2008. In May 2007, the agreement was amended to revise the covenants which must be maintained in order for the Company to borrow against the facility. The amended covenants require the Company to comply with a loan to collateral value, as defined, of 50% and minimum liquidity amount, as defined, of $30.0 million. As of March 28, 2008, the loan to collateral value, as reported, was 57% and, therefore, the Company was not in compliance with the covenant. If either of the covenants are not met, the Company must then comply with minimum inventory turns of 2.75, tangible net worth of $125.0 million and operating cash flow of negative $75.0 million. As of March 28, 2008, the tangible net worth, as reported, was $114.2 million and, therefore, the Company was not in compliance with the covenant. The Company received a waiver for non-compliance through March 28, 2008 and executed an amendment to the agreement effective June 1, 2008. The amendment extends the agreement to March 31, 2011, changes interest rate to LIBOR plus 3.75% and alters certain covenant levels (loan to collateral value is increased to 60% for quarter one of fiscal 2009 and is gradually reduced to 50% by fiscal year end, tangible net worth is reduced to $110.0 million for quarter one of fiscal 2009 and is gradually increased to $115.0 by fiscal year-end, and fiscal 2009 operating cash flow is increased to $15.0 million). The Company had $59.4 million and $43.6 million outstanding under these floor plan credit facilities at March 28, 2008 and March 30, 2007, respectively.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.	Debt obligations

Debt obligations consist of the following (in thousands):

	March 28, 2008	March 30, 2007
Convertible senior notes	$75,000	$75,000
Securitized financing 2005-1	80,008	92,468
Securitized financing 2007-1	85,422	101,937
Warehouse revolving debt	42,175	12,045

	$282,605	$281,450

On May 5, 2004, the Company issued $65.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. On June 8, 2004, the initial purchaser of the Notes exercised its option to purchase an additional $10.0 million aggregate principal amount of the Notes. On September 15, 2004, for the benefit of the Note holders, the Company filed a shelf registration statement covering resales of the Notes and the shares of the Company’s common stock issuable upon the conversion of the Notes. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2008, 2007 and 2006, the effect of converting the senior notes to 2,894,000 shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share. At March 28, 2008 and March 30, 2007, the fair market value of the convertible senior notes is estimated at $42.4 and $63.6 million, respectively, based on quoted market prices.

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization (“2005-1”) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing.

On March 22, 2007, the Company, through its subsidiary CountryPlace, completed its second securitization (“2007-1”) for approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans to be originated in the future), which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. Maturity of the bonds is at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. The proceeds from the securitization were used to repay approximately $97.1 million of borrowings on the

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was also structured as a securitized borrowing.

The Company, through its subsidiary CountryPlace, had an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. The facility was collateralized by specific consumer loans receivable pledged to the facility and the interest rate was LIBOR (2.8125% at March 31, 2008) plus 1.25%. The advance against the outstanding principle balance of eligible consumer loan receivables was 88% and draws could be made at an 80% advance rate against land-home loans in various stages of completion. The advance rates were subject to market value adjustments. CountryPlace had outstanding borrowings under the warehouse facility of $42.2 million as of March 31, 2008 and $12.0 million as of March 31, 2007. The facility was originally scheduled to expire March 14, 2008; however, CountryPlace negotiated an extension with the lender until April 30, 2008. During the extension period, the interest rate was increased to LIBOR plus 3.00%, and the advance rate, affected for market value adjustments, was reduced to 60%. CountryPlace stopped taking applications for chattel, land/home, and non-conforming mortgage loans but continued to originate conforming mortgage loans during the extension period. On April 25, 2008, CountryPlace sold approximately $51.3 million of its warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. CountryPlace is currently considering alternatives for short-term and long-term financing of its loan portfolio, including construction financing for mortgage loans. Until such financing is arranged, the Company will continue to advance funds to CountryPlace.

Upon completion of the 2007-1 securitization, CountryPlace extinguished its interest rate swap agreement on its variable rate debt which was used to hedge against an increase in variable interest rates. CountryPlace recorded the hedge instrument at fair value as of the end of each fiscal quarter with the effective offsetting portion of the hedge being recorded as a component of accumulated other comprehensive loss and the ineffective portion, if any, of the hedge being recorded in the Company’s consolidated statement of operations. Upon extinguishment of the hedge, CountryPlace recorded a loss of $1.0 million, net of tax, for the change in fair value to other comprehensive income (loss), which is amortized to interest expense over the life of the loans. There was no significant ineffectiveness.

7.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 28, 2008	March 30, 2007
Salaries, wages and benefits	$15,727	$14,392
Accrued expenses on homes sold	6,064	5,236
Customer deposits	9,727	18,062
Deferred revenue	11,044	20,969
Warranty	5,425	5,922
Sales incentives	4,018	5,607
Insurance reserves	3,580	3,068
Taxes	3,357	2,662
Other	11,270	9,448

	$70,212	$85,366

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.	Income taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. To the extent the Company believes it is more likely than not that some portion or all of its deferred tax assets will not be realized prior to expiration, it is required to establish a valuation allowance against that portion of the deferred tax assets. The determination of valuation allowances involves significant management judgments and is based upon the evaluation of both positive and negative evidence, including the Company’s best estimates of anticipated taxable profits in the various jurisdictions with which the deferred tax assets are associated. Changes in events or expectations could result in significant adjustments to the valuation allowances and material changes to the Company’s provision for income taxes.

As a result of the continued difficult market environment, particularly the recent fallout in the sub-prime market, and the Company’s losses for the cumulative three-year historical period, the Company reviewed its deferred tax assets to determine whether a valuation allowance was necessary. After considering both positive and negative evidence, based primarily upon its recent losses, the Company recognized a valuation allowance of $31.9 million against all of its net deferred tax assets which resulted in the Company recording an income tax provision of approximately $13.9 million for fiscal 2008. If, after future considerations of positive and negative evidence related to the recoverability of its deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Income tax expense (benefit) for fiscal years 2008, 2007 and 2006 is as follows (in thousands):

	March 28, 2008	March 30, 2007	March 31, 2006
Current
Federal	$(1,681)	$(4,742)	$5,730
State	1,095	(203)	856
Deferred	14,476	(1,181)	600

Total income tax expense (benefit)	$13,890	$(6,126)	$7,186

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	March 28, 2008	March 30, 2007
Deferred tax assets
Warranty reserves	$718	$783
Accrued liabilities	4,064	3,109
Inventory	2,986	1,132
Property and equipment	6,322	6,202
State net operating loss carryforward	3,104	888
Federal net operating loss carryforward	8,351	—
Other	5,255	5,827

Gross deferred tax assets	30,800	17,941
Valuation allowance	(31,946)	—

Total deferred tax assets	1,146	17,941
Deferred tax liabilities
Other	1,146	3,362

Total deferred tax liabilities	1,146	3,362

Net deferred income tax assets	—	$14,579

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of March 28, 2008, the Company has federal net operating loss carryforwards of approximately $23.9 million available to offset future federal income tax and which expire in 2027 and 2028. In addition, the Company has state net operating loss carryforwards of approximately $86.2 million available to offset future state income tax and which expire between 2009 and 2028.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons (in thousands):

	March 28, 2008	March 30, 2007	March 31, 2006
Tax at statutory rate	$(38,630)	$(6,192)	$6,405
Increases (decreases)
Goodwill impairment	21,909	—	—
Valuation allowance	31,101	—	—
State taxes—net of federal tax benefit	(729)	517	808
Tax exempt interest	(103)	(89)	(81)
Other	342	(362)	54

Income tax expense (benefit)	$13,890	$(6,126)	$7,186

Effective tax rate	(12.6)%	(34.6)%	39.3%

9.	Shareholders’ equity

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

10.	Employee plan

The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 18% of eligible compensation to the 401k Plan. The Company matches 25% of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $1.0, $0.8 and $1.0 million in fiscal years 2008, 2007 and 2006, respectively.

11.	Commitments and contingencies

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 28, 2008, are as follows (in thousands):

Fiscal Year	Amount
2009	$5,426
2010	2,813
2011	1,900
2012	1,601
2013 and thereafter	2,365

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Rent expense (net of sublease income) was $9.8 million, $10.1 million and $9.0 million for fiscal years 2008, 2007 and 2006, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent dealers’, builders’ and developers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 28, 2008, the Company estimates that its potential obligations under all repurchase agreements were approximately $16.4 million. However, it is management’s opinion that no material loss will occur from the repurchase agreements. During fiscal years 2008, 2007 and 2006, the Company did not incur any losses under these repurchase agreements.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

12.	Losses from natural disaster

During the third quarter of fiscal 2007, the Company’s Burleson, Texas manufacturing facility was destroyed by fire. The Company has business interruption and general liability insurance that covered the losses. During fiscal 2007, the Company received $2.0 million in recoveries and recorded $2.5 million in losses. During fiscal 2008, the Company received recoveries totaling $4.3 million and recorded $0.5 million in losses. Final settlement of the claim occurred in fiscal 2008 resulting in a gain of $3.3 million which is included in cost of sales in the consolidated statement of operations.

13.	Restructuring charges

During the fourth quarter of fiscal 2008, the Company closed its Sabina, Ohio, Casa Grande, Arizona and one of its Plant City, Florida manufacturing facilities as well as 18 under-performing retail sales centers to more effectively align its manufacturing capacity and distribution channels with current and expected regional demand. In connection with these actions, the Company recorded restructuring charges totaling $8.3 million primarily related to facility closure costs. Of this $8.3 million, $2.9 million is included in cost of sales and $5.4 million is included in selling, general and administrative expenses on the Company’s consolidated statement of operations. Also, as part of this restructuring, the Company listed three of its manufacturing facilities for sale. The Company expects to sell these facilities during fiscal 2009. The carrying value of these facilities is included in assets held for sale on the consolidated balance sheets. No significant additional charges are expected to be incurred in connection with this restructuring.

During fiscal 2007, the Company closed two less-than-efficient manufacturing facilities and 13 under-performing retail sales centers. In connection with these actions, the Company recorded restructuring charges totaling $6.1 million primarily related to facility closure costs. Of this $6.1 million, $2.4 million is included in cost of sales and $3.7 million is included in selling, general and administrative expenses on the Company’s consolidated statement of operations.

14.	Fair value of financial investments

The estimated fair values of all financial instruments approximate book values due to the instruments’ short term maturities, except for the Company’s consumer loans receivable, convertible senior notes and securitized financings, which were valued based upon trading activity and management’s estimates.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The book value and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	March 28, 2008		March 30, 2007
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents	$28,206	$28,206	$44,292	$44,292
Restricted cash	25,487	25,487	43,469	43,469
Investments	22,442	22,442	21,832	21,832
Consumer loans receivables(1)	272,513	264,338	230,911	230,670
Floor plan payable	59,367	59,367	43,603	43,603
Warehouse revolving debt	42,175	42,175	12,045	12,045
Convertible senior notes	75,000	42,400	75,000	63,600
Securitized financings	165,430	157,074	194,405	191,500

(1)	Includes consumer loans receivable held for investment and held for sale.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15.	Business segment information

The Company operates principally in two segments: 1) factory-built housing, which includes manufactured housing, modular housing and retail operations and 2) financial services, which includes finance and insurance. The following table details net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2008, 2007 and 2006 (in thousands):

	Year Ended
	March 28, 2008 (52 weeks)		March 30, 2007 (52 weeks)	March 31, 2006 (53 weeks)
Net sales
Factory-built housing	$511,577		$623,139	$679,119
Financial services	43,519		38,108	31,516

	$555,096		$661,247	$710,635

Income (loss) from operations
Factory-built housing	$(95,089	)(1)	$2,317	$31,014
Financial services	21,638		19,695	15,210
General corporate expenses	(21,892)		(24,200)	(21,766)

	$(95,343)		$(2,188)	$24,458

Interest expense	$(18,654)		$(15,695)	$(11,739)
Equity in earnings (loss) of limited partnership and impairment charges	—		(4,709)	574
Interest income and other	3,625		4,901	5,007

Income (loss) before income taxes	$(110,372)		$(17,691)	$18,300

Identifiable assets
Factory-built housing	$212,233		$231,167	$243,460
Financial services	317,239		305,732	234,555
Other	35,928		146,365	176,036

	$565,400		$683,264	$654,051

Depreciation and amortization
Factory-built housing	$6,433		$7,872	$9,127
Financial services	804		652	1,233
Other	893		739	712

	$8,130		$9,263	$11,072

Capital expenditures
Factory-built housing	$1,203		$4,495	$1,076
Financial services	123		46	361
Other	—		—	—

	$1,326		$4,541	$1,437

Net sales for financial services consists of:
Insurance	$17,180		$15,633	$14,204
Finance	26,339		22,475	17,312

	$43,519		$38,108	$31,516

(1)	Includes $78.5 million of goodwill impairment charges.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.	Investment in limited partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (“BSM”), which was accounted for using the equity method of accounting. During the second quarter of fiscal 2007, the Company filed a petition for the dissolution of its partnership with BSM. The investment of $4.4 million was written off effective September 29, 2006. Effective May 18, 2007, the Company reached an agreement with BSM to terminate the partnership. As part of the agreement, both parties agreed to mutual releases of all prior claims, counterclaims and causes of action. The revenues and net income (loss) of the limited partnership for the six months ended September 29, 2006 and the fiscal year ended March 31, 2006 are as follows (in thousands):

	Six Months Ended September 29, 2006	Fiscal Year Ended March 31, 2006
Revenues	$25,220	$54,991
Net income (loss)	(648)	1,148

17.	Acquisition

On February 15, 2008, the Company entered into an agreement with CountryPlace’s minority interest holders (related parties to the Company) in which the Company purchased the remaining 20% of CountryPlace. In accordance with the agreement, the Company paid the minority interest holders $1.8 million on February 15 and issued a promissory note to pay $1.8 million plus interest (LIBOR plus 1.25%) on June 30, 2008 in exchange for 500,000 shares of CountryPlace Common Stock, $1 par value. Additionally, as an inducement to each minority interest holder to remain in his management capacity with CountryPlace, the Company agreed that if each minority interest holder is in the employ of CountryPlace on February 10, 2010, it will issue 52,424 shares of the Company’s Common Stock to each minority interest holder. The minority interest acquisition was accounted for using purchase accounting and resulted in goodwill of $2.7 million. The common stock transaction will be recorded as compensation expense over the service period and will be included in selling, general and administrative expenses on the Company’s consolidated statement of operations. Unrecognized compensation expense totaled $1.0 million at March 28, 2008. The note is recorded in accounts payable in the accompanying consolidated balance sheets.

18.	Accrued product warranty obligations

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

Accrued product warranty obligations are classified as accrued liabilities in the consolidated balance sheets. The following table summarizes the accrued product warranty obligations at March 28, 2008, March 30, 2007 and March 31, 2006 (in thousands).

	March 28, 2008	March 30, 2007	March 31, 2006
Accrued warranty balance, beginning of period	$5,922	$7,354	$5,406
Net warranty expense provided	20,178	21,590	20,953
Cash warranty payments	(20,675)	(23,022)	(19,005)

Accrued warranty balance, end of period	$5,425	$5,922	$7,354

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19.	Quarterly financial data (unaudited)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2008 and 2007.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total
	(in thousands, except per share data)
Fiscal Year Ended
March 28, 2008
Net sales	$143,294	$144,639	$140,626		$126,537	$555,096
Gross profit	34,401	36,488	32,102		30,734	133,725
Loss from operations	(2,626)	(79,545)	(5,450	)(1)	(7,722)	(95,343)
Net loss	(4,251)	(98,097)	(9,251)		(12,663)	(124,262)
Loss per share—basic and diluted	$(0.19)	$(4.29)	$(0.41)		$(0.55)	$(5.44)

Fiscal Year Ended
March 30, 2007
Net sales	$194,530	$179,409	$151,402		$135,906	$661,247
Gross profit	51,488	40,625	35,834		29,881	157,828
Income (loss) from operations	7,484	(1,652)	(743)		(7,277)	(2,188)
Net income (loss)	3,557	(5,279)	(2,616)		(7,227)	(11,565)
Earnings (loss) per share—basic and diluted	$0.16	$(0.23)	$(0.11)		$(0.32)	$(0.51)

(1)	Includes $1.5 million related to one-time performance based compensation payments to CountryPlace management determined by total CountryPlace profits since inception in 2002. Of this amount, $1.2 million related to the fiscal years 2002 through 2007 and $0.2 million related to the six months ended September 28, 2007. The adjustment was made in the third quarter of fiscal 2008 as the amount of the adjustment was not material to prior periods, expected 2008 results or the trend of earnings in any period.

20.	Subsequent Event

On April 25, 2008, CountryPlace sold approximately $51.3 million of its $69.4 million warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. The remaining cash proceeds will be used for general corporate purposes. The transaction resulted in a small gain on sale.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 28, 2008. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2008. During the quarter ending on March 28, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 28, 2008 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 28, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

/s/ LARRY H. KEENER
Larry H. Keener Chairman and Chief Executive Officer

/s/ KELLY TACKE
Kelly Tacke Executive Vice President, Chief Financial Officer and Secretary

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Palm Harbor Homes, Inc.

We have audited Palm Harbor Home Inc.’s internal control over financial reporting as of March 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palm Harbor Homes Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Palm Harbor Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 28, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated balance sheets of Palm Harbor Homes, Inc. as of March 28, 2008 and March 30, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 28, 2008 of Palm Harbor Homes, Inc. and our report dated June 2, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Dallas, Texas

June 2, 2008

PART III.

Item 10.	Directors and Executive Officers of the Registrant

(a) Information set forth in the sections entitled “Proposal One: Election of Directors” and “Executive Officers” in the Company’s proxy statement for the annual meeting of shareholders to be held July 23, 2008 is incorporated herein by reference.

(b) The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the annual meeting of shareholders to be held July 23, 2008 is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the sections entitled “Executive Officers” and “Report of the Compensation Committee” in the Company’s proxy statement for the annual meeting of shareholders to be held July 23, 2008 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section entitled “Share ownership of principal shareholders, directors and management” in the Company’s proxy statement for the annual meeting of shareholders to be held July 23, 2008 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section entitled “Proposal Two: Ratification of Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders to be held July 23, 2008 is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

   Our Consolidated Financial Statements for the year ended March 28, 2008 are included on pages 29 through 52 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on June 3, 2008.

PALM HARBOR HOMES, INC.

/s/ LARRY H. KEENER
Larry H. Keener, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Larry H. Keener and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 28, 2008 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ LARRY H. KEENER Larry H. Keener	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	June 3, 2008

/s/ KELLY TACKE Kelly Tacke	Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 3, 2008

/s/ WALTER D. ROSENBERG, JR. Walter D. Rosenberg, Jr.	Director	June 3, 2008

/s/ FREDERICK R. MEYER Frederick R. Meyer	Director	June 3, 2008

/s/ JOHN H. WILSON John H. Wilson	Director	June 3, 2008

/s/ A. GARY SHILLING A. Gary Shilling	Director	June 3, 2008

/s/ JERRY D. MALLONEE Jerry D. Mallonee	Director	June 3, 2008

/s/ W. CHRISTOPHER WELLBORN W. Christopher Wellborn	Director	June 3, 2008

/s/ WILLIAM M. ASHBAUGH William M. Ashbaugh	Director	June 3, 2008

INDEX TO EXHIBITS

Exhibits No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.1	Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

10.2	Form of Indemnification Agreement between Palm Harbor and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.3	Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.4	Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of the Report).

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.

*32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener.

*32.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Kelly Tacke.

*	Filed herewith