Form 10-Q
period 2008-06-27
PALM HARBOR HOMES INC /FL/
filed 2008-08-04
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’ s classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on August 4, 2008 – 22,851,865.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 27, 2008	March 28, 2008
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$32,750	$28,206
Restricted cash	22,810	25,487
Investments	19,984	22,442
Trade receivables	38,700	31,616
Consumer loans receivable, net	207,699	267,636
Inventories	113,519	123,294
Assets held for sale	7,532	7,532
Prepaid expenses and other assets	12,103	12,185
Property, plant and equipment, net	47,711	47,002

Total assets	$502,808	$565,400

Liabilities and shareholders’ equity
Accounts payable	$30,043	$26,641
Accrued liabilities	63,113	70,212
Floor plan payable	60,293	59,367
Warehouse revolving debt	—	42,175
Securitized financings	156,667	165,430
Convertible senior notes	64,175	75,000

Total liabilities	374,291	438,825
Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,118	54,108
Retained earnings	90,652	89,027
Treasury shares	(15,896)	(15,896)
Accumulated other comprehensive loss	(596)	(903)

Total shareholders’ equity	128,517	126,575

Total liabilities and shareholders’ equity	$502,808	$565,400

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 27, 2008	June 29, 2007
Net sales	$130,021	$143,294
Cost of sales	98,064	108,893
Selling, general and administrative expenses	31,179	37,027

Income (loss) from operations	778	(2,626)

Interest expense	(4,079)	(4,481)
Gain on repurchase of convertible senior notes	4,403	—
Other income	581	1,040

Income (loss) before income taxes	1,683	(6,067)

Income tax benefit (expense)	(58)	1,816

Net income (loss)	$1,625	$(4,251)

Net income (loss) per common share – basic and diluted	$0.07	$(0.19)

Weighted average common shares outstanding – basic and diluted	22,852	22,852

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months Ended
	June 27, 2008	June 29, 2007
Operating Activities
Net income (loss)	$1,625	$(4,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,476	2,170
Provision for credit losses	847	988
Gain on disposition of assets	(71)	(495)
Gain on sale of loans	(1,300)	—
Gain on repurchase of convertible senior notes	(4,403)	—
Gain on sale of investments	(146)	—
Provision for long-term incentive plan	10	36
Deferred income taxes	—	(201)
Changes in operating assets and liabilities:
Restricted cash	2,677	15,896
Trade receivables	(7,311)	(3,851)
Consumer loans originated	(9,854)	(18,220)
Principal payments on consumer loans originated	16,817	5,826
Proceeds from sales of consumer loans	53,654	—
Inventories	9,775	1,053
Prepaid expenses and other assets	(151)	783
Accounts payable and accrued expenses	(3,821)	1,121

Net cash provided by operating activities	59,824	855

Investing Activities
Disposals (purchases) of property, plant and equipment, net of proceeds from disposition	(1,993)	24
Purchases of investments	(1,247)	(1,848)
Sales of investments	4,278	652

Net cash provided by (used in) investing activities	1,038	(1,172)

Financing Activities
Net proceeds from floor plan payable	926	5,472
Net proceeds from (payments on) warehouse revolving debt	(42,175)	6,764
Payments to repurchase convertible senior notes	(6,306)	—
Payments on securitized financings	(8,763)	(8,811)

Net cash provided by (used in) financing activities	(56,318)	3,425

Net increase in cash and cash equivalents	4,544	3,108
Cash and cash equivalents at beginning of period	28,206	44,292

Cash and cash equivalents at end of period	$32,750	$47,400

See accompanying notes.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 28, 2008 included in the Company’s Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

The balance sheet at March 28, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

General Business Environment

The factory-built housing industry continues to be plagued by the downturn that began in mid-1999 with the tightening of credit standards, limited availability of retail and wholesale financing, increased levels of repossessions, excessive retail inventory levels and manufacturing capacity. Industry shipments continue to decline with calendar year 2008 shipments (through May) down approximately 5% from the prior year and the three significant (to both the Company and the industry) manufactured housing states of Florida, California and Arizona down a combined 37%.

Despite these volatile industry conditions, the Company was able to complete three significant transactions during the first quarter. First, in April the Company sold $51.3 million of CountryPlace Mortgage’s (“CountryPlace”) warehoused portfolio of chattel and mortgage loans. The loans were sold for a gain of $1.3 million. Second, in May the Company renegotiated, on terms comparable to the previous facility, its floorplan agreement with its current lender and extended the facility expiration date from March 2009 to March 2011. Finally, in June the Company took advantage of favorable market conditions and retired $10.8 million of its convertible senior notes for $6.3 million of cash, resulting in a gain of $4.4 million.

In order to return to sustainable profitability in this difficult environment, the Company is focused on continuing to lower its operating costs and develop additional profitable revenue sources. The Company has expanded its product lines at both ends of the pricing spectrum to broaden its customer reach in both the manufactured housing and modular markets it serves. The Company is also intensifying its promotional and advertising efforts, with a strong focus on internet marketing, which has proven to be a cost-effective channel to reach new customers and generate sales leads. Additionally, the Company has identified new distribution channels for modular products in the commercial, military and multi-family markets. During the first quarter of fiscal 2009, new commercial products contributed $9.2 million in net sales and the Company has an additional $9.0 million already under contract for the second and third quarters. Finally, the Company is working to increase the scope of its financial services subsidiaries, Standard and CountryPlace, which continue to be profitable businesses.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Inventories

Inventories consist of the following (in thousands):

	June 27, 2008	March 28, 2008
Raw materials	$8,610	$10,111
Work in process	6,912	6,730
Finished goods at factory	1,422	2,146
Finished goods at retail	96,575	104,307

	$113,519	$123,294

3.	Restricted Cash

Restricted cash consists of the following (in thousands):

	June 27, 2008	March 28, 2008
Cash pledged as collateral for outstanding insurance programs and surety bonds	$10,926	$13,778
Cash related to customer deposits held in trust accounts	5,251	5,107
Cash related to CountryPlace customers’ principal and interest payments on the loans that are securitized	6,633	6,602

	$22,810	$25,487

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	June 30, 2008	March 31, 2008
Consumer loans receivable held for investment	$212,328	$221,213
Consumer loans receivable held for sale	2,877	51,300
Construction advances on non-conforming mortgages	5,595	11,665
Deferred financing costs, net	(5,994)	(7,567)
Allowance for loan losses	(7,107)	(8,975)

Consumer loans receivable, net	$207,699	$267,636

On April 25, 2008, CountryPlace sold approximately $51.3 million of its $69.4 million warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. The remaining cash proceeds were used for general corporate purposes. The transaction resulted in a gain of $1.3 million.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The allowance for loan losses and related additions and deductions to the allowance during the three months ended June 30, 2008 and June 30, 2007 are as follows (in thousands):

	Three Months Ended
	June 30, 2008	June 30, 2007
Allowance for loan losses, beginning of period	$8,975	$7,739
Provision for credit losses	847	988
Loans charged off, net of recoveries	(1,074)	(341)
Reduction of reserve due to loan sale	(1,641)	—

Allowance for loan losses, end of period	$7,107	$8,386

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At June 30, 2008, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of June 30, 2008 and March 31, 2008 (dollars in thousands):

	June 30, 2008	March 31, 2008
Non-performing loans:
Loans accounted for on a nonaccrual basis	$75	$75
Accruing loans past due 90 days or more	2,195	2,195
Total nonaccrual and 90 days past due loans	2,270	2,270
Percentage of total loans	1.04%	0.83%
Other non-performing assets (1)	1,672	1,635

(1)

Consists of land/home and land acquired through foreclosure, which is carried at fair value less estimated selling expenses, and is included in prepaid and other assets on the consolidated balance sheets.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of June 30, 2008 and March 31, 2008:

	June 30, 2008	March 31, 2008
Texas	42.3%	41.0%
Arizona	6.4	7.1
Florida	6.9	6.9
California	2.4	2.9

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 30, 2008 or March 31, 2008. Management believes the allowance for loan losses is adequate to cover estimated losses at each balance sheet date.

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at its retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. During the first quarter of fiscal 2009, the Company renegotiated and amended the agreement to extend it until March 31, 2011, change the interest rate to LIBOR plus 3.75% and alter certain covenant levels (loan to collateral value is increased to 60% for the first quarter of fiscal 2009 and is gradually reduced to 50% by fiscal year end, tangible net worth is reduced to $110.0 million for the first quarter of fiscal 2009 and is gradually increased to $115.0 by fiscal year-end, and fiscal 2009 operating cash flow is increased to $15.0 million). The Company must maintain certain covenant requirements in order to borrow against the facility. For the first quarter of fiscal 2009, the Company had to comply with a loan to collateral value, as defined, of 60% and minimum liquidity amount, as defined, of $30.0 million. As of June 27, 2008, the loan to collateral value, as reported, was 62% and, therefore, the Company had to meet additional covenants related to minimum inventory turns of 2.75 and tangible net worth of $110.0. As of June 27, 2008, the Company was in compliance with these additional covenants. The Company had $60.3 million and $59.4 million outstanding under these floor plan credit facilities at June 27, 2008 and March 28, 2008, respectively.

6.	Debt Obligations

In 2004, the Company issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. During the first quarter of fiscal 2009, the Company repurchased $10.8 million of the Notes for $6.3 million in cash resulting in a gain of $4.4 million. For the three month periods ended June 27, 2008 and June 29, 2007, the effect of converting the senior notes to approximately 2.5 million and 2.9 million, respectively, shares of common stock was anti-dilutive, and therefore, was not considered in determining diluted earnings per share.

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

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Other Comprehensive Income (Loss)

The difference between net income (loss) and total comprehensive income (loss) for the three months ended June 27, 2008 and June 29, 2007 is as follows (in thousands):

	Three Months Ended
	June 27, 2008	June 29, 2007
Net income (loss)	$1,625	$(4,251)
Unrealized gain on available-for-sale investments, net of tax	280	179
Amortization of interest rate hedge	27	23

Comprehensive income (loss)	$1,932	$(4,049)

8.	Commitments and Contingencies

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at June 27, 2008 and June 29, 2007 (in thousands):

	June 27, 2008	June 29, 2007
Accrued warranty balance, beginning of period	$5,425	$5,922
Net warranty expense provided	3,752	5,614
Cash warranty payments	(4,058)	(5,490)

Accrued warranty balance, end of period	$5,119	$6,046

10.	Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. The Company has adopted the standard for those assets and liabilities as of March 29, 2008.

SFAS 157 defines fair values as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 27, 2008
	Total	Level 1	Level 2	Level 3
Investments (1)	$19,984	$4,907	$15,077	—

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.

11.	New Accounting Pronouncements

In May 2008, the FASB issued FSP Accounting Principles Board Opinion No.14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. In addition, transaction costs incurred with third parties that directly relate to the issuance of convertible debt instruments shall be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance cost and equity issuance cost, respectively. The provisions of FSP 14-1 shall be applied retrospectively to all periods presented when adopted. The provisions of FSP 14-1 are effective for fiscal years beginning after December 15, 2008, or our fiscal 2010 and interim periods within those fiscal years. We are currently evaluating the impact of adopting FSP 14-1 on our consolidated financial statements.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three months ended June 27, 2008 and June 29, 2007 (in thousands):

	Three Months Ended
	June 27, 2008	June 29, 2007
Net sales
Factory-built housing	$118,968	$133,097
Financial services	11,053	10,197

	$130,021	$143,294

Income (loss) from operations
Factory-built housing	$(1,189)	$(1,406)
Financial services	5,722	5,093
General corporate expenses	(3,755)	(6,313)

	$778	$(2,626)

Interest expense	$(4,079)	$(4,481)
Gain on repurchase of convertible senior notes	4,403	—
Other income	581	1,040

Income (loss) before income taxes	$1,683	$(6,067)

13.	Income Taxes

During the three month period ended June 27,2008, the Company recorded no federal income tax expense due to the availability of net operating loss carryforwards. Tax expense recorded in this period related to taxes payable in various states the Company does business. The Company expects to record no federal income tax expense for the remainder of fiscal 2009. During the three month period ended June 29, 2007, the Company recorded a deferred income tax benefit on losses recorded to date.

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 10.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of June 27, 2008, we operated 12 manufacturing facilities that sell homes through 87 company-owned retail sales centers and builder locations and over 250 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio, sold to investors, or included as part of securitized financing transactions. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

The factory-built housing industry continues to be plagued by the downturn that began in mid-1999 with the tightening of credit standards, limited availability of retail and wholesale financing, increased levels of repossessions, excessive retail inventory levels and manufacturing capacity. Industry shipments continue to decline with calendar year 2008 shipments (through May) down approximately 5% from the prior year and the three significant (to both us and the industry) manufactured housing states of Florida, California and Arizona down a combined 37%.

Despite these volatile industry conditions, we were able to complete three significant transactions during the first quarter. First, in April we sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans. We sold these loans for a gain of $1.3 million. Second, in May we renegotiated, on terms comparable to the previous facility, our floorplan agreement with our current lender and extended the facility expiration date from March 2009 to March 2011. Finally, in June we took advantage of favorable market conditions and retired $10.8 million of our convertible senior notes for $6.3 million of cash, resulting in a gain of $4.4 million.

In order to return to sustainable profitability in this difficult environment, we are focused on continuing to lower our operating costs and develop additional profitable revenue sources. We have expanded our product lines at both ends of the pricing spectrum to broaden our customer reach in both the manufactured housing and modular markets we serve. We are also intensifying our promotional and advertising efforts, with a strong focus on internet marketing, which has proven to be a cost-effective channel to reach new customers and generate sales leads. Additionally, we have identified new distribution channels for modular products in the commercial, military and multi-family markets. During the first quarter of fiscal 2009, our new commercial products contributed $9.2 million in net sales and we have an additional $9.0 million already under contract for the second and third quarters. Finally, we are working to increase the scope of our financial services subsidiaries, Standard and CountryPlace, which continue to be profitable businesses for us.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	June 27, 2008	June 29, 2007
Net sales	100.0%	100.0%
Cost of sales	75.4	76.0

Gross profit	24.6	24.0
Selling, general and administrative expenses	24.0	25.8

Income (loss) from operations	0.6	(1.8)
Interest expense	(3.1)	(3.1)
Gain on repurchase of convertible senior notes	3.4	—
Other income	0.4	0.7

Income (loss) before income taxes	1.3	(4.2)
Income tax benefit (expense)	(0.1)	1.2

Net income (loss)	1.2%	(3.0)%

The following table summarizes certain key sales statistics as of and for the three months ended June 27, 2008 and June 29, 2007.

	Three Months Ended
	June 27, 2008	June 29, 2007
Homes sold through company-owned retail sales centers and builder locations	909	940
Homes sold to independent dealers, builders and developers	395	471
Total new factory-built homes sold	1,304	1,411
Average new manufactured home price – retail	$76,000	$76,000
Average new manufactured home price – wholesale	$50,000	$60,000
Average new modular home price – retail	$172,000	$180,000
Average new modular home price – wholesale	$79,000	$80,000
Number of company-owned retail sales centers at end of period	83	103
Number of company-owned builder locations at end of period	4	4

Three Months Ended June 27, 2008 Compared to Three Months Ended June 29, 2007

Net Sales. Net sales decreased 9.3% to $130.0 million in the first quarter of fiscal 2009 from $143.3 million in the first quarter of fiscal 2008. This decrease is primarily the result of a $14.1 million decrease in factory-built housing net sales offset by a $0.9 million increase in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 7.6% decrease in the total number of factory-built homes sold coupled with decreases in the average wholesale selling prices of new manufactured and modular homes as well as decreases in the average retail selling price of a new modular home. The decrease in the total number of factory-built homes sold is largely due to a 16.1% decrease in homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and

Arizona, which prior to 2006 were typically some of our most profitable states. These states have been especially impacted by decreased manufactured home sales to retirement age buyers. The reduction in independent sales was bolstered by $9.2 million in commercial and military modular sales. The decrease in the average selling prices is the result of our new lower-priced products. The increase in financial services net revenues primarily reflects premiums from sales of conforming mortgages and amortization of deferred points.

Gross Profit. In the first quarter of fiscal 2009, gross profit increased to 24.6% of net sales, or $32.0 million, from 24.0% of net sales, or $34.4 million in the first quarter of fiscal 2008. Gross profit for the factory-built housing segment decreased to 19.9% of net sales in the first quarter of fiscal 2009 from 20.3% in the first quarter of fiscal 2008. The decline in factory-built housing margin is primarily the result of increased manufacturing costs driven by rapidly rising material costs and offset by an increase in the internalization rate from 63% in the first quarter of fiscal 2008 to 69% in the first quarter of fiscal 2009 as well as the impact of the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants. Gross profit for the financial services segment increased $0.9 million in the first quarter of fiscal 2009 due to increased interest income as explained above in the net sales section.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $31.2 million, or 24.0% of net sales, in the first quarter of fiscal 2009 as compared to $37.0 million, or 25.8% of net sales, in the first quarter of fiscal 2008. Of this $5.8 million decrease, $3.6 million related to the factory-built housing segment and $2.6 million related to general corporate expenses and was offset by a $0.3 million increase in financial services. The majority of the reductions in selling, general and administrative expenses related to factory-built housing and general corporate expenses resulted from the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants.

Interest Expense. Interest expense decreased 9.0% to $4.1 million in the first quarter of fiscal 2009 from $4.5 million in the first quarter of fiscal 2008. This is primarily related to decreased interest expense on the securitized financings resulting from reduced securitized financing balances in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

Gain on Repurchase of Convertible Senior Notes. During the first quarter of fiscal 2009, we repurchased $10.8 million of our convertible senior notes for $6.3 million in cash resulting in a gain of $4.4 million.

Other Income. Other income decreased 44.1% to $0.6 million in the first quarter of fiscal 2009 from $1.0 million in the first quarter of fiscal 2008 primarily due to a $0.6 million decrease in interest and dividend income. This decrease is the result of lower cash and cash equivalent balances coupled with reduced rates of return.

Income Tax Benefit (Expense). Income tax expense was $58,000 in the first quarter of fiscal 2009 as compared to a $1.8 million benefit in the first quarter of fiscal 2008. In the first quarter of fiscal 2009, we recorded no federal income tax expense due to the availability of net operating loss carryforwards. Tax expense recorded in this period related to taxes payable in various states we do business. We expect to record no federal income tax expense for the remainder of fiscal 2009. In the first quarter of fiscal 2008, we recorded a deferred income tax benefit on losses recorded to date.

Liquidity and Capital Resources

Cash and cash equivalents totaled $32.7 million at June 27, 2008, up $4.5 million from $28.2 million at March 28, 2008. Net cash provided by operating activities was $59.8 million in the first quarter of fiscal 2009 as compared to $0.9 million in the first quarter of fiscal 2008. The cash provided by operating activities in the first quarter of fiscal 2009 is primarily attributable to the proceeds from the sale of consumer loans and principal payments on consumer loans offset by consumer loans originated for investment.

Net cash provided by investing activities was $1.0 million in the first quarter of fiscal 2009 as compared to $1.2 million of net used in investing activities in the first quarter of fiscal 2008. This increase in cash provided is primarily due to $4.3 million of cash received from the sale of available-for-sale investments and is partially offset by $2.0 million used to purchase property, plant and equipment.

Net cash used in financing activities was $56.3 million in the first quarter of fiscal 2009 as compared to $3.4 million provided by financing activities in the first quarter of fiscal 2008. Net cash used in financing activities is primarily the result of $42.2 million used to repay in full and terminate the warehouse borrowing facility coupled with $6.3 million used to repurchase $10.8 million of our convertible senior notes.

We have an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at its retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. During the first quarter of fiscal 2009, we renegotiated and amended the agreement to extend it until March 31, 2011, change the interest rate to LIBOR plus 3.75% and alter certain covenant levels (loan to collateral value is increased to 60% for the first quarter of fiscal 2009 and is gradually reduced to 50% by fiscal year end, tangible net worth is reduced to $110.0 million for the first quarter of fiscal 2009 and is gradually increased to $115.0 by fiscal year-end, and fiscal 2009 operating cash flow is increased to $15.0 million). We must maintain certain covenant requirements in order to borrow against the facility. For the first quarter of fiscal 2009, we had to comply with a loan to collateral value, as defined, of 60% and minimum liquidity amount, as defined, of $30.0 million. As of June 27, 2008, the loan to collateral value, as reported, was 62% and, therefore, we had to meet additional covenants relating to minimum inventory turns of 2.75 and tangible net worth of $110.0. As of June 27, 2008, we were in compliance with the covenants. We had $60.3 million and $59.4 million outstanding under these floor plan credit facilities at June 27, 2008 and March 28, 2008, respectively.

In 2004, Palm Harbor issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. During the first quarter of fiscal 2009, we repurchased $10.8 million of the Notes for $6.3 million in cash resulting in a gain of $4.4 million. For the three months ended June 27, 2008 and June 29, 2007, the effect of converting the senior notes to approximately 2.5 million and 2.9 million shares, respectively, of common stock was anti-dilutive, and therefore, was not considered in determining diluted earnings per share.

We, through our subsidiary CountryPlace, had an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. On April 25, 2008,

CountryPlace sold approximately $51.3 million of its warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. CountryPlace is currently considering alternatives for short-term and long-term financing of its loan portfolio, including construction financing for mortgage loans. Until such financing is arranged, we will continue to advance funds to CountryPlace.

We believe that our cash on hand and the proceeds from floor plan financing, conforming mortgage sales, and any other available borrowing alternatives will be adequate to support our working capital needs and currently planned capital expenditure needs for the foreseeable future. However, we intend to focus on cash generation and conservation throughout our operations to help support these cash needs as well. Because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, credit market conditions, and other factors beyond our control, no assurances can be given in this regard.

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

We reduced our manufacturing capacity and distribution channels to effectively align with current and expected regional demand to maintain operating profitability. If the economy continues to worsen, our continued return to operating profitability will be delayed.

During the fourth quarter of fiscal 2008, we closed three manufacturing plants and 18 retail sales centers to effectively align current and expected regional demand. We believe these measures will help us maintain operating profitability in the next 3-6 months. If the U.S. economy continues to slow, financial markets continue to decline, and more layoffs occur nationally, our realignment will not allow us to maintain operating profitability and further cost savings measures will be required.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2008, average prices of our raw materials increased 2% compared to fiscal 2007. Average prices of our raw materials were flat in 2007 and increased 5% in 2006. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations - lumber, gypsum wallboard and insulation - have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

We are controlled by three shareholders, who may determine the outcome of all elections.

Approximately 52% of our outstanding common stock is beneficially owned or controlled by the estate of Lee Posey (our Chairman Emeritus), Sally Posey, and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

The manufactured housing industry is highly competitive and some of our competitors have stronger balance sheets and cash flow, as well as greater access to capital, than we do. As a result of these competitive conditions, we may not be able to sustain past levels of sales or profitability.

The manufactured housing industry is highly competitive, with relatively low barriers to entry. Manufactured and modular homes compete with new and existing site-built homes and to a lesser degree, with apartments, townhouses and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, retailer promotions, merchandising and terms of consumer financing. Some of our competitors have substantially greater financial, manufacturing, distribution and marketing resources than we do. As a result of these competitive conditions, we may not be able to sustain past levels of sales or profitability. In addition, one of our competitors provides the largest single source of retail financing in our industry and if they were to discontinue providing this financing, our operating results could be adversely affected.

If our retail customers are unable to obtain insurance for factory-built homes, our sales volume and results of operations may be adversely affected.

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the first quarter of fiscal 2009, approximately 15% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the first quarter of fiscal 2009, approximately 34% of our net sales were generated in Texas and approximately 15% of our net sales were generated in Florida. A decline in the demand for manufactured housing in Florida has already impacted our operations (see the Executive Overview section of Management’s Discussion and Analysis for more details) and a decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which is our liability under retail floor plan financing arrangement. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of variable rate debt as of June 27, 2008 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $ 0.6 million.

CountryPlace is exposed to market risk related to the accessibility and terms of financing in the asset-backed securities market. On July 12, 2005, CountryPlace successfully completed its initial securitized financing of approximately $141.0 million of loans. On March 22, 2007, CountryPlace completed a second securitized financing of approximately $116.5 million of loans (including approximately $10.4 million of pre-funded loans which were subsequently funded on May 7, 2007). At present, asset-backed and mortgage-backed securitization markets are effectively closed to CountryPlace and other manufactured housing lenders. Accordingly, it is unlikely that CountryPlace can continue to securitize its loan originations as a means to obtain long-tern funding. This inability to continue to securitize its loans caused CountryPlace to discontinue origination of chattel loans and non-conforming mortgages until other sources of funding are available.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of June 27, 2008 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $0.8 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of June 27, 2008 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $0.6 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of June 27, 2008. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of June 27, 2008.

There has been no change to our internal control over financial reporting during the quarter ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings - Not applicable

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds - Not applicable

Item 3.	Defaults upon Senior Securities - Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

	a)	The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on July 23, 2008.

	b)	The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

Larry H. Keener
William M. Ashbaugh
Frederick R. Meyer
Walter D. Rosenberg, Jr.
A. Gary Shilling
Tim Smith
W. Christopher Wellborn
John H. Wilson

	c)	The tabulation of votes for each Director nominee was as follows:

Election of Directors:	For	Withheld
Larry H. Keener	17,798,759	13,555
William M. Ashbaugh	17,248,663	563,652
Frederick R. Meyer	17,593,268	219,047
Walter D. Rosenberg, Jr.	17,591,282	221,033
A. Gary Shilling	17,585,213	227,102
Tim Smith	17,799,962	12,353
W. Christopher Wellborn	17,799,962	12,353
John H. Wilson	17,799,962	13,353

d)	To appoint Ernst & Young LLP as independent auditors for the year ending March 27, 2009.

For	Withheld	Abstaining
17,811,447	8,068	1,144

Item 5.	Other information - Not applicable

Item 6.	Exhibits

	(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2008

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer