Form 10-Q
period 2008-09-26
PALM HARBOR HOMES INC /FL/
filed 2008-11-04
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’ s classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on November 4, 2008 – 22,875,245.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 26, 2008	March 28, 2008
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$29,803	$28,206
Restricted cash	21,767	25,487
Investments	18,951	22,442
Trade receivables	34,578	31,616
Consumer loans receivable, net	199,807	267,636
Inventories	116,916	123,294
Assets held for sale	7,532	7,532
Prepaid expenses and other assets	10,577	12,185
Property, plant and equipment, net	46,330	47,002

Total assets	$486,261	$565,400

Liabilities and shareholders’ equity
Accounts payable	$26,104	$26,641
Accrued liabilities	62,781	70,212
Floor plan payable	65,545	59,367
Warehouse revolving debt	—	42,175
Securitized financings	150,371	165,430
Convertible senior notes	60,585	75,000

Total liabilities	365,386	438,825

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	53,982	54,108
Retained earnings	84,178	89,027
Treasury shares	(15,717)	(15,896)
Accumulated other comprehensive loss	(1,807)	(903)

Total shareholders’ equity	120,875	126,575

Total liabilities and shareholders’ equity	$486,261	$565,400

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	$110,716	$144,639	$240,737	$287,933
Cost of sales	84,081	108,151	182,145	217,044
Selling, general and administrative expenses	31,084	37,527	62,263	74,554
Goodwill impairment	—	78,506	—	78,506

Loss from operations	(4,449)	(79,545)	(3,671)	(82,171)

Interest expense	(3,817)	(4,691)	(7,896)	(9,172)
Gain on repurchase of convertible senior notes	1,393	—	5,796	—
Other income	583	1,456	1,164	2,496

Loss before income taxes	(6,290)	(82,780)	(4,607)	(88,847)

Income tax expense	(184)	(15,317)	(242)	(13,501)

Net loss	$(6,474)	$(98,097)	$(4,849)	$(102,348)

Net loss per common share – basic and diluted	$(0.28)	$(4.29)	$(0.21)	$(4.48)

Weighted average common shares outstanding – basic and diluted	22,869	22,852	22,860	22,852

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	September 26, 2008	September 28, 2007
Operating Activities
Net loss	$(4,849)	$(102,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,979	4,260
Provision for credit losses	1,530	1,966
Gain on disposition of assets	(593)	(480)
Gain on sale of loans	(1,309)	—
Gain on repurchase of convertible senior notes	(5,796)	—
Provision for long-term incentive plan	53	91
Goodwill impairment	—	78,506
Gain on sale of investments	(146)	(359)
Deferred income taxes	—	14,579
Changes in operating assets and liabilities:
Restricted cash	3,720	15,767
Trade receivables	(3,189)	(7,391)
Consumer loans originated	(16,487)	(38,475)
Principal payments on consumer loans originated	26,910	14,114
Proceeds from sales of consumer loans	57,412	—
Inventories	6,378	(1,637)
Prepaid expenses and other assets	1,257	(184)
Accounts payable and accrued expenses	(7,847)	6,574

Net cash provided by (used in) operating activities	60,023	(15,017)

Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	(1,452)	(641)
Purchases of investments	(12,767)	(3,767)
Sales of investments	15,387	2,700

Net cash provided by (used in) investing activities	1,168	(1,708)

Financing Activities
Net proceeds from floor plan payable	6,178	5,555
Net (payments on) proceeds from warehouse revolving debt	(42,175)	20,818
Payments to repurchase convertible senior notes	(8,538)	—
Payments on securitized financings	(15,059)	(16,016)

Net cash (used in) provided by financing activities	(59,594)	10,357

Net increase (decrease) in cash and cash equivalents	1,597	(6,368)
Cash and cash equivalents at beginning of period	28,206	44,292

Cash and cash equivalents at end of period	$29,803	$37,924

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

Information related to CountryPlace is based on a calendar month-end.

The balance sheet at March 28, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

General Business Environment

The Company’s results for the second quarter were heavily influenced by very difficult industry conditions and the prevailing economic environment and credit crisis. The factory-built housing industry continues to be plagued by the downturn that began in mid-1999 with the tightening of credit standards, limited availability of retail and wholesale financing, increased levels of repossessions, excessive retail inventory levels and manufacturing capacity. Industry shipments continue to decline with calendar year 2008 shipments (through August) down approximately 10% from the prior year and the three significant (to both us and the industry) manufactured housing states of Florida, California and Arizona down a combined 32%. Consumer concerns about the economy and the lack of available credit are keeping potential homebuyers on the sidelines; therefore affecting the demand for factory-built housing.

As a result of these difficult conditions, the Company’s revenues for the second quarter declined $33.9 million, or 23.5%, as compared to the prior year and caused the net loss it reported. Of the $33.9 million revenue decline, approximately $15 million, or 44%, was expected and resulted from the operation of 18 fewer retail stores and three fewer factories than last year. Approximately $6 million, or 18%, was unplanned and resulted from the delayed deliveries of homes in the last week of the quarter as Hurricane Ike hit the Gulf region and a “no name” storm hit the Atlantic coast. The remainder was due to a general weakening in retail traffic as customers who were concerned about the economy, their jobs and the cost of living, were not out shopping for new homes.

In response to the current conditions and expected demand, the Company idled one production line in Martinsville, Virginia during the second quarter and is in the process of idling another production line in Austin, Texas. The Company remains focused on managing the aspects of its business that it can control – reducing operating expenses, conserving cash and working to increase revenues through its expanded product and marketing plans – even if the overall direction of the industry remains uncertain.

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Despite these volatile industry conditions, the Company was able to complete three significant transactions during the first six months of fiscal 2009. First, the Company sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans. The Company sold these loans for a gain of $1.3 million. Second, the Company renegotiated, on terms comparable to the previous facility, its floorplan agreement with its current lender and extended the facility expiration date from March 2009 to March 2011. Finally, the Company took advantage of current market conditions and retired $14.4 million of its convertible senior notes for $8.5 million of cash, resulting in a gain of $5.8 million.

2.	Inventories

Inventories consist of the following (in thousands):

	September 26, 2008	March 28, 2008
Raw materials	$9,494	$10,111
Work in process	7,229	6,730
Finished goods at factory	1,884	2,146
Finished goods at retail	98,309	104,307

	$116,916	$123,294

3.	Restricted Cash

Restricted cash consists of the following (in thousands):

	September 26, 2008	March 28, 2008
Cash pledged as collateral for outstanding insurance programs and surety bonds	$10,940	$13,778
Cash related to customer deposits held in trust accounts	5,636	5,107
Cash related to CountryPlace customers’ principal and interest payments on the loans that are securitized	5,191	6,602

	$21,767	$25,487

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	September 30, 2008	March 31, 2008
Consumer loans receivable held for investment	$206,817	$221,213
Consumer loans receivable held for sale	821	51,300
Construction advances on non-conforming mortgages	4,657	11,665
Deferred financing costs, net	(5,781)	(7,567)
Allowance for loan losses	(6,707)	(8,975)

Consumer loans receivable, net	$199,807	$267,636

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 25, 2008, CountryPlace sold approximately $51.3 million of its $69.4 million warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate its warehouse borrowing facility scheduled to expire on April 30, 2008. The remaining cash proceeds were used for general corporate purposes. The transaction resulted in a gain of $1.3 million. CountryPlace is currently considering alternatives for short-term and long-term financing of its loan portfolio, including construction financing for mortgage loans. During the fourth quarter of fiscal 2008, CountryPlace ceased originating chattel and non-conforming mortgage loans until it determines that a term financing market exists or can be developed for such products.

The allowance for loan losses and related additions and deductions to the allowance during the six months ended September 30, 2008 and September 30, 2007 are as follows (in thousands):

	Six Months Ended
	September 30, 2008	September 30, 2007
Allowance for loan losses, beginning of period	$8,975	$7,739
Provision for credit losses	1,530	1,966
Loans charged off, net of recoveries	(2,157)	(695)
Reduction of reserve due to loan sale	(1,641)	—

Allowance for loan losses, end of period	$6,707	$9,010

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, it places loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At September 30, 2008, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of September 30, 2008 and March 31, 2008 (dollars in thousands):

	September 30, 2008	March 31, 2008
Non-performing loans:
Loans accounted for on a nonaccrual basis	$—	$75
Accruing loans past due 90 days or more	2,903	2,195
Total nonaccrual and 90 days past due loans	2,903	2,270
Percentage of total loans	1.38%	0.83%
Other non-performing assets (1)	1,825	1,635
Troubled debt restructurings	3,514	—

(1)

Consists of land and/or homes and land acquired through foreclosure, which is carried at fair value less estimated selling expenses, and is included in prepaid and other assets on the condensed consolidated balance sheets.

During fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

hurricane and other repayment matters (such as employment/financial stress) impacting these borrowers. At September 30, 2008, CountryPlace has modified approximately $3.5 million of loans where principal and interest payments have been deferred or waived for periods ranging from one to three months. These loans are not reflected as non-performing loans but as troubled debt restructurings. An impairment allowance of approximately $68,000 relating to these loans is included in the allowance for loan losses as of September 30, 2008.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of September 30, 2008 and March 31, 2008:

	September 30, 2008	March 31, 2008
Texas	42.6%	41.0%
Arizona	6.3	7.1
Florida	6.7	6.9
California	2.3	2.9

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 30, 2008 or March 31, 2008. Management believes the allowance for loan losses is adequate to cover estimated losses at September 30, 2008.

5.	Floor Plan Payable

The Company has an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at its retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. During the first quarter of fiscal 2009, the Company renegotiated and amended the agreement to extend it until March 31, 2011, change the interest rate to LIBOR plus 3.75% and alter certain covenant levels (loan to collateral value is 55% for the second quarter of fiscal 2009 and is reduced to 50% for the third quarter of fiscal 2009 and thereafter, tangible net worth is reduced to $110.0 million for the second and third quarters of fiscal 2009 and is increased to $115.0 million for the fourth quarter of fiscal 2009 and thereafter, and fiscal 2009 operating cash flow is increased to $15.0 million). The Company must maintain certain covenant requirements in order to borrow against the facility. For the second quarter of fiscal 2009, the Company had to comply with a loan to collateral value, as defined, of 55% and minimum liquidity amount, as defined, of $30.0 million. As of September 26, 2008, the loan to collateral value, as reported, was 56% and, therefore, the Company had to meet additional covenants related to minimum inventory turns of 2.75 and tangible net worth of $110.0 million. In the event the Company is not in compliance with any of its floor plan facility covenant requirements in future periods, the Company would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. As of September 26, 2008, the Company was in

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compliance with these additional covenants. The Company had $65.5 million and $59.4 million outstanding under these floor plan credit facilities at September 26, 2008 and March 28, 2008, respectively.

6.	Debt Obligations

During the first six months of fiscal 2009, the Company repurchased $14.4 million of the Notes for $8.5 million in cash resulting in a gain of $5.8 million. In addition, for the six month periods ended September 26, 2008 and September 28, 2007, the effect of converting the senior notes to approximately 2.3 million and 2.9 million, respectively, shares of common stock was anti-dilutive, and therefore, was not considered in determining diluted earnings per share.

7.	Other Comprehensive Income (Loss)

The difference between net income (loss) and total comprehensive income (loss) for the three and six months ended September 26, 2008 and September 28, 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net loss	$(6,474)	$(98,097)	$(4,849)	$(102,348)
Unrealized loss on available-for-sale investments, net of tax	(1,234)	(257)	(954)	(78)
Amortization of interest rate hedge	23	39	50	62

Comprehensive loss	$(7,685)	$(98,315)	$(5,753)	$(102,364)

8.	Commitments and Contingencies

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at September 26, 2008 and September 28, 2007 (in thousands):

	September 26, 2008	September 28, 2007
Accrued warranty balance, beginning of period	$5,425	$5,922
Net warranty expense provided	6,480	10,863
Cash warranty payments	(7,058)	(10,491)

Accrued warranty balance, end of period	$4,847	$6,294

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Fair Value of Financial Instruments

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

SFAS 157 defines fair values as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 26, 2008
	Total	Level 1	Level 2	Level 3
Investments (1)	$18,951	$4,142	$14,809	—

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We do not believe that the unrealized losses on our available-for-sale investments are “other than temporary” as (1) we have the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is probable that we will be able to collect the amounts contractually due as we have not identified any credit concerns on these securities. The Company has no non-agency mortgage related securities at September 26, 2008.

11.	New Accounting Pronouncement

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

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which include finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and six months ended September 26, 2008 and September 28, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales
Factory-built housing	$101,466	$133,864	$220,434	$266,961
Financial services	9,250	10,775	20,303	20,972

	$110,716	144,639	$240,737	$287,933

Income (loss) from operations
Factory-built housing	$(3,100)	$(1,896)	$(4,289)	$(3,302)
Financial services	3,601	5,459	9,323	10,551
General corporate expenses	(4,950)	(4,602)	(8,705)	(10,914)
Goodwill impairment	—	(78,506)	—	(78,506)

	$(4,449)	$(79,545)	$(3,671)	$(82,171)

Interest expense	$(3,817)	$(4,691)	$(7,896)	$(9,172)
Gain on repurchase of convertible senior notes	1,393	—	5,796	—
Other income	583	1,456	1,164	2,496

Loss before income taxes	$(6,290)	$(82,780)	$(4,607)	$(88,847)

PALM HARBOR HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Income Taxes

During the three month period ended September 26, 2008, the Company recorded no federal income tax expense due to the availability of net operating loss carryforwards. Tax expense recorded in this period related to taxes payable in various states the Company does business. The Company expects to record no federal income tax expense for the remainder of fiscal 2009. During the three month period ended September 28, 2007, the Company recorded income tax expense of approximately $15.3 million resulting from the establishment of a valuation allowance against all of its net deferred tax assets.

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of September 26, 2008, we operated 11 manufacturing facilities that sell homes through 87 company-owned retail sales centers and builder locations and approximately 220 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio, sold to investors, or included as part of securitized financing transactions. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

Our results for the second quarter were heavily influenced by very difficult industry conditions and the prevailing economic environment and credit crisis. The factory-built housing industry continues to be plagued by the downturn that began in mid-1999 with the tightening of credit standards, limited availability of retail and wholesale financing, increased levels of repossessions, excessive retail inventory levels and manufacturing capacity. Industry shipments continue to decline with calendar year 2008 shipments (through August) down approximately 10% from the prior year and the three significant (to both us and the industry) manufactured housing states of Florida, California and Arizona down a combined 32%. Consumer concerns about the economy and the lack of available credit are keeping potential homebuyers on the sidelines; therefore affecting the demand for factory-built housing.

As a result of these difficult conditions, our revenues for the second quarter declined $33.9 million, or 23.5%, as compared to the prior year and caused the net loss we reported. Of the $33.9 million revenue decline, approximately $15 million, or 44%, was expected and resulted from the operation of 18 fewer retail stores and three fewer factories than last year. Approximately $6 million, or 18%, was unplanned and resulted from the delayed deliveries of homes in the last week of the quarter as Hurricane Ike hit the Gulf region and a “no name” storm hit the Atlantic coast. The remainder was due to a general weakening in retail traffic as customers who were concerned about the economy, their jobs and the cost of living, were not out shopping for new homes.

In response to the current conditions and expected demand, we idled one production line in Martinsville, Virginia during the second quarter and are in the process of idling another production line in Austin, Texas. We remain focused on managing the aspects of our business that we can control – reducing operating expenses, conserving cash and working to increase revenues through our expanded product and marketing plans – even if the overall direction of the industry remains uncertain.

Despite these volatile industry conditions, we were able to complete three significant transactions during the first six months of fiscal 2009. First, we sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans. We sold these loans for a gain of $1.3 million. Second, we renegotiated, on terms comparable to the previous facility, our floorplan agreement with our current lender and extended the facility expiration date from March 2009 to March 2011. Finally, we took advantage of current market conditions and retired $14.4 million of our convertible senior notes for $8.5 million of cash, resulting in a gain of $5.8 million.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	74.8	75.7	75.4

Gross profit	24.1	25.2	24.3	24.6
Selling, general and administrative expenses	28.1	25.9	25.9	25.9
Goodwill impairment	—	54.3	—	27.3

Loss from operations	(4.0)	(55.0)	(1.6)	(28.6)
Interest expense	(3.4)	(3.2)	(3.3)	(3.2)
Gain on repurchase of convertible senior notes	1.3	—	2.4	—
Other income	0.5	1.0	0.5	0.9

Loss before income taxes	(5.6)	(57.2)	(2.0)	(30.9)
Income tax expense	(0.2)	(10.6)	(0.1)	(4.7)

Net loss	(5.8)%	(67.8)%	(2.1)%	(35.6)%

The following table summarizes certain key sales statistics as of and for the three and six months ended September 26, 2008 and September 28, 2007.

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Homes sold through company-owned retail sales centers and builder locations	828	995	1,737	1,935
Homes sold to independent dealers, builders and developers	312	478	596	949
Total new factory-built homes sold	1,140	1,473	2,333	2,884
Average new manufactured home price – retail	$74,000	$74,000	$75,000	$75,000
Average new manufactured home price – wholesale	$53,000	$65,000	$52,000	$63,000
Average new modular home price – retail	$171,000	$183,000	$172,000	$181,000
Average new modular home price – wholesale	$67,000	$78,000	$73,000	$79,000
Number of company-owned retail sales centers at end of period	83	104	83	104
Number of company-owned builder locations at end of period	4	4	4	4

Three Months Ended September 26, 2008 Compared to Three Months Ended September 28, 2007

Net Sales. Net sales decreased 23.5% to $110.7 million in the second quarter of fiscal 2009 as compared to $144.6 million in the second quarter of fiscal 2008. This decrease is comprised of a $32.4 million decrease in factory-built housing net sales and a $1.5 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 22.6% decrease in the total number of factory-built homes sold coupled with decreases in the average wholesale selling prices of new manufactured and modular homes as well as decreases in the average retail selling price of a new modular home. The decrease in the total number of factory-built homes sold is the result of operating 18 fewer retail stores and three less factories than last year, delayed deliveries of homes sold in the last week of the quarter as Hurricane Ike hit the Gulf region and a “no name” storm hit the Atlantic coast, and a 34.7% decrease in homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona, which prior to 2006 were typically some of our most profitable states. These states have been especially impacted by decreased manufactured home sales to retirement age buyers. The decrease in the average selling prices is the result of our new lower-priced products. The decrease in financial services net revenues primarily reflects a decline in the average consumer loans balance from $245.2 million for the second quarter of fiscal 2008 to $203.8 million for the second quarter of fiscal 2009, resulting from the sale of approximately $51.3 million of loans in April 2008.

Gross Profit. In the second quarter of fiscal 2009, gross profit decreased to 24.1% of net sales, or $26.6 million, from 25.2% of net sales, or $36.5 million, in the second quarter of fiscal 2008. Gross profit for the factory-built housing segment decreased to 20.4% of net sales in the second quarter of fiscal 2009 from 21.4% in the second quarter of fiscal 2008. The decline in factory-built housing margin is primarily the result of increased manufacturing costs driven by rapidly rising material costs offset by an increase in the internalization rate from 62% in the second quarter of fiscal 2008 to 67% in the second quarter of fiscal 2009. Gross profit for the financial services segment decreased $1.9 million in the second quarter of fiscal 2009 due to decreased net revenues as explained above in the net sales section and a $0.8 million reserve recorded for uninsured losses estimated for Standard Casualty’s share of Hurricane Ike claims.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $31.1 million, or 28.1% of net sales, in the second quarter of fiscal 2009 from $37.5 million, or 25.9% of net sales, in the second quarter of fiscal 2008. Of this $6.4 million decrease, $5.9 million related to the factory-built housing segment, $0.5 million related to general corporate expenses and financial services was essentially flat. The majority of the reductions in selling, general and administrative expenses related to factory-built housing and general corporate expenses resulted from the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants.

Goodwill Impairment. Goodwill impairment was $78.5 million in the second quarter of fiscal 2008. Due to the difficult market environment and the losses we recorded during fiscal 2007 and early 2008, we determined that an interim test to assess the recoverability of goodwill was necessary. With the assistance of an independent valuation firm, we performed an interim goodwill impairment analysis and concluded that the goodwill relating to our factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $78.5 million related to the write-off of our entire goodwill balance.

Interest Expense. Interest expense decreased 18.6% to $3.8 million in the second quarter of fiscal 2009 as compared to $4.7 million in the second quarter of fiscal 2008. Of this decrease, $0.4 million related to decreased interest expense on the average balance of the warehouse facility which was terminated April 30, 2008 and $0.4 million related to decreased interest expense on the average balance of securitized loans resulting from reduced securitization financing balances in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.

Gain on Repurchase of Convertible Senior Notes. During the second quarter of fiscal 2009, we repurchased $3.6 million of our convertible senior notes for $2.2 million resulting in a gain of $1.4 million.

Other Income. Other income decreased 60.0% to $0.6 million in the second quarter of fiscal 2009 from $1.5 million in the second quarter of fiscal 2008 primarily due to a $0.5 million decrease in interest and dividend income resulting from lower cash and cash equivalent balances coupled with reduced rates of return. The remaining $0.4 million decrease resulted from a gain on sale of stock in the second quarter of fiscal 2008.

Income Tax Expense. Income tax expense was $0.2 million in the second quarter of fiscal 2009 as compared to $15.3 million in the second quarter of fiscal 2008. The $0.2 million of income tax expense for the second quarter of fiscal 2009 related to taxes payable in various states we do business. The $15.3 million of income tax expense for the second quarter of fiscal 2008 related to our recording a valuation allowance against all of our net deferred tax assets.

Six Months Ended September 26, 2008 Compared to Six Months Ended September 28, 2007

Net Sales. Net sales decreased 16.4% to $240.7 million in the first six months of fiscal 2009 as compared to $287.9 million in the first six months of fiscal 2008. This decrease is primarily the result of a $46.5 million decrease in factory-built housing net sales and a $0.7 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 19.1% decrease in the total number of factory-built homes sold coupled with decreases in the average wholesale selling prices of new modular and manufactured homes as well as decreases in the average retail selling price of new modular homes. The decrease in the total number of factory-built homes sold is the result of operating 18 fewer retail stores and three less factories than last year, delayed deliveries of homes sold in the last week of the second quarter as Hurricane Ike hit the Gulf region and a “no name” storm hit the Atlantic coast, and a 37.2% decrease in the homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona, which prior to 2006 were typically some of our most profitable states. These states have been especially impacted by decreased manufactured home sales to retirement age buyers. The reduction in independent sales was bolstered by $9.8 million in commercial and military modular sales. The decrease in the average selling prices is the result of our new lower-priced products. The decrease in financial services net revenues reflects a decline in the average consumer loans balance from $239.5 million for the six months ended September 28, 2007 to $233.7 million for the six months ended September 26, 2008, resulting from the sale of approximately $51.3 million of loans in April 2008.

Gross Profit. In the first six months of fiscal 2009, gross profit decreased to 24.3% of net sales, or $58.6 million, from 24.6% of net sales, or $70.9 million in the first six months of fiscal 2008. Gross profit for the factory-built housing segment decreased to 20.1% of net sales in the first six months of fiscal 2009 from 20.9% in the first six months of fiscal 2008. The decline in factory-built housing margin is primarily the result of increased manufacturing costs driven by rapidly rising material costs offset by an increase in the internalization rate from 63% in the first six months of fiscal 2008 to 68% in the first six months of fiscal 2009 as well as the impact of the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants. Gross profit for the financial services segment decreased $0.9 million in the first six months of fiscal 2009 due to decreased net revenues as explained above in the net sales section and a $0.8 million reserve recorded for uninsured losses estimated for Standard Casualty’s share of Hurricane Ike claims.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $12.3 million to $62.3 million, or 25.9% of net sales, in the first six months of fiscal 2009 from $74.6 million, or 25.9% of net sales, in the first six months of fiscal 2008. Of this $12.3 million decrease, $9.5 million related to the factory-built housing segment and $3.1 million related to general corporate expenses and was offset by a $0.3 million increase in financial services. The majority of the reductions in selling, general and administrative expenses related to factory-built housing and general corporate expenses resulted from the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants.

Goodwill Impairment. Goodwill impairment was $78.5 million in the first six months of fiscal 2008. Due to the difficult market environment and the losses we recorded during fiscal 2007 and early 2008, we determined that an interim test to assess the recoverability of goodwill was necessary. With the assistance of an independent valuation firm, we performed an interim goodwill impairment analysis and concluded that the goodwill relating to our factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $78.5 million related to the write-off of our entire goodwill balance.

Interest Expense. Interest expense decreased 13.9% to $7.9 million in the first six months of fiscal 2009 as compared to $9.2 million in the first six months of fiscal 2008. Of this decrease, $0.5 million related to decreased interest expense on the average balance of the warehouse facility which was terminated April 30, 2008 and $0.7 million related to decreased interest expense on the average balance of the securitized loans resulting from reduced securitization financing balances in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

Gain on Repurchase of Convertible Senior Notes. During the first six months of fiscal 2009, we repurchased $14.4 million of our convertible senior notes for $8.5 million resulting in a gain of $5.8 million.

Other Income. Other income decreased 53.3% to $1.2 million in the first six months of fiscal 2009 from $2.5 million in the first six months of fiscal 2008 primarily due to a $1.1 million decrease in interest and dividend income resulting from lower cash and cash equivalent balances coupled with reduced rates of return. The remaining $0.2 million decrease resulted from a decrease in the gains on sales of stock in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008.

Income Tax Expense. Income tax expense was $0.2 million in the first six months of fiscal 2009 as compared to $13.5 million in the first six months of fiscal 2008. The $0.2 million of income tax expense for the first six months of fiscal 2009 related to taxes payable in various states we do business. The $13.5 million of income tax expense for the first six months of fiscal 2008 related to our recording a valuation allowance against all of our net deferred tax assets.

Liquidity and Capital Resources

Cash and cash equivalents totaled $29.8 million at September 26, 2008, up $1.6 million from $28.2 million at March 28, 2008. Net cash provided by operating activities was $60.0 million in the first six months of fiscal 2009 as compared to $15.0 million net cash used in the first six months of fiscal 2008. The cash provided by operating activities in the first six months of fiscal 2009 is primarily attributable to the proceeds from the sale of consumer loans and principal payments on consumer loans originated. Also, the amount of net cash used for consumer loans has decreased as a result of CountryPlace not accepting applications for chattel loans and non-conforming mortgages.

Net cash provided by investing activities was $1.2 million in the first six months of fiscal 2009 as compared to $1.7 million of net cash used in the first six months of fiscal 2008. This increase in cash provided by investing activities is due to an increase in net cash received from divesting in available-for-sale securities offset by an increase in cash used to purchase property, plant and equipment.

Net cash used in financing activities was $59.6 million in the first six months of 2009 as compared to $10.4 million provided by financing activities in the first six months of fiscal 2008. Net cash used in financing activities is primarily the result of $42.2 million used to repay in full and terminate the warehouse borrowing facility coupled with $8.5 million used to repurchase $14.4 million of our convertible senior notes.

We have an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. During the first quarter of fiscal 2009, we renegotiated and amended the agreement to extend it until March 31, 2011, change the interest rate to LIBOR plus 3.75% and alter certain covenant levels (loan to collateral value is 55% for the second quarter of fiscal 2009 and is reduced to 50% for the third quarter of fiscal 2009 and thereafter, tangible net worth is reduced to $110.0 million for the second and third quarters of fiscal 2009 and is increased to $115.0 million for the fourth quarter of fiscal 2009 and thereafter, and fiscal 2009 operating cash flow is increased to $15.0 million). We must maintain certain covenant requirements in order to borrow against the facility. For the second quarter of fiscal 2009, we had to comply with a loan to collateral value, as defined, of 55% and minimum liquidity amount, as defined, of $30.0 million. As of September 26, 2008, the loan to collateral value, as reported, was 56% and, therefore, we had to meet additional covenants related to minimum inventory turns of 2.75 and tangible net worth of $110.0 million. In the event that we are not in compliance with any of our floor plan facility covenant requirements in future periods, we would seek a waiver of any default from the lending institution and, if no waiver was obtained, maturities of outstanding debt would be accelerated. As of September 26, 2008, we were in compliance with these additional covenants. We had $65.5 million and $59.4 million outstanding under these floor plan credit facilities at September 26, 2008 and March 28, 2008, respectively.

During the first six months of fiscal 2009, we repurchased $14.4 million of the Notes for $8.5 million in cash resulting in a gain of $5.8 million. In addition, for the six month periods ended September 26, 2008 and September 28, 2007, the effect of converting the senior notes to approximately 2.3 million and 2.9 million, respectively, shares of common stock was anti-dilutive, and therefore, was not considered in determining diluted earnings per share.

On April 25, 2008, CountryPlace sold approximately $51.3 million of its $69.4 million warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate its warehouse borrowing facility scheduled to expire on April 30, 2008. The remaining cash proceeds were used for general corporate purposes. The transaction resulted in a gain of $1.3 million. CountryPlace is currently considering alternatives for short-term and long-term financing of its loan portfolio, including construction financing for mortgage loans. During the fourth quarter of fiscal 2008, CountryPlace ceased originating chattel and non-conforming mortgage loans until it determines that a term financing market exists or can be developed for such products.

We believe that our cash on hand and the proceeds from floor plan financing, conforming mortgage sales, and any other available borrowing alternatives will be adequate to support our working capital needs, currently planned capital expenditure needs for the foreseeable future. However, we intend to focus on cash generation and conservation throughout our operations to help support these cash needs as well. Because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, credit market conditions, and other factors beyond our control, no assurances can be given in this regard.

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

Recent turmoil in the credit markets and the financial services industry may reduce the demand for our homes and the availability of home mortgage financing, among other things.

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on us, our liquidity, our ability to borrow money to finance our operations from our existing lenders or otherwise, and could also adversely impact the availability of financing to our customers.

Deterioration in economic conditions in general could further reduce the demand for homes and, as a result, could reduce our earnings and adversely affect our financial condition.

Changes in national and local economic conditions could have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence and income, interest rates and population growth may further reduce demand, depress prices for our homes and cause homebuyers to cancel their agreements to purchase our homes, thereby possibly reducing earnings and adversely affecting our business and results of operations. Recent changes in these economic variables have had an adverse affect on consumer demand for, and the pricing of, our homes, causing our revenues to decline and future deterioration in economic conditions could have further adverse effects.

Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business.

The government-sponsored enterprises, principally Fannie Mae and Freddie Mac, play a significant role in buying home mortgages and creating investment securities that they either sell to investors or hold in their portfolios. These organizations provide liquidity to the secondary mortgage market. Fannie Mae and Freddie Mac have recently experienced financial difficulties. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that prevent or restrict these enterprises from continuing their historic businesses, could affect the ability of our customers to obtain the mortgage loans or could increase mortgage interest rates or credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

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

Our retail customers who do not use CountryPlace generally either pay cash or secure financing from third party lenders, which have been negatively affected by adverse loan origination experience. Several major lenders, which had previously provided financing for our customers, have exited the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on both the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Quasi-governmental agencies such as FHA, Fannie Mae and Freddie Mac, which are important purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2008, average prices of our raw materials increased 2% compared to fiscal 2007. Average prices of our raw materials were flat in 2007 and increased 5% in 2006. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations – lumber, gypsum wallboard and insulation – have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the second quarter of fiscal 2009, approximately 10% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the second quarter of fiscal 2009, approximately 37% of our net sales were generated in Texas and approximately 10% of our net sales were generated in Florida. A decline in the demand for manufactured housing in Florida has already impacted our operations (see the Executive Overview section of Management’s Discussion and Analysis for more details) and a decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of variable rate debt as of September 26, 2008 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.7 million.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of September 26, 2008 is held constant, a 10% increase in average interest rates would decrease the fair value of CountryPlace’s portfolio by approximately $0.5 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of September 26, 2008 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $0.6 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of September 26, 2008. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of September 26, 2008.

There has been no change to our internal control over financial reporting during the quarter ended September 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings - Not applicable

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds - Not applicable

Item 3.	Defaults upon Senior Securities - Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders - Not applicable

Item 5.	Other information - Not applicable

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2008

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer