Form 10-Q/A
period 2008-09-26
PALM HARBOR HOMES INC /FL/
filed 2008-11-18
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Palm Harbor Homes, Inc. for the quarter ended September 26, 2008 which was filed with the Securities and Exchange Commission on November 4, 2008. The purpose of this amendment is to restate (i) Note 5 to the Condensed Consolidated Financial Statements and (ii) the section entitled “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operations to correct for errors relating to compliance with certain covenants under our floorplan credit facility. All other Items of the original filing on Form 10-Q made on November 4, 2008 are unaffected and such Items have not been included in this Amendment. Information in this Form 10-Q/A is generally stated as of September 26, 2008 and does not reflect any subsequent information or events.

1

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

PALM HARBOR HOMES, INC

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

PALM HARBOR HOMES, INC

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

PALM HARBOR HOMES, INC

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

The Company has an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at its retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. During the first quarter of fiscal 2009, the Company renegotiated and amended the agreement to extend it until March 31, 2011, change the interest rate to LIBOR plus 3.75% and alter certain covenant levels (loan to collateral value is 55% for the second quarter of fiscal 2009 and is reduced to 50% for the third quarter of fiscal 2009 and thereafter, tangible net worth is reduced to $110.0 million for the second and third quarters of fiscal 2009 and is increased to $115.0 million for the fourth quarter of fiscal 2009 and thereafter, and fiscal 2009 operating cash flow is increased to $15.0 million). The Company must maintain certain covenant requirements in order to borrow against the facility. For the second quarter of fiscal 2009, the Company had to comply with a loan to collateral value, as defined, of 55% and minimum liquidity amount, as defined, of $30.0 million. As of September 26, 2008, the loan to collateral value, as reported, was 67% and, therefore, the Company had to meet additional covenants related to minimum inventory turns of 2.75 and tangible net worth of $110.0 million. In the event the Company is not in compliance with any of its floor plan facility covenant requirements in future periods, the Company would seek a waiver of any default from the lending institution and, if no such waiver was obtained, maturities of outstanding debt could be accelerated. As of September 26, 2008, the Company was in

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compliance with these additional covenants. The Company had $65.5 million and $59.4 million outstanding under these floor plan credit facilities at September 26, 2008 and March 28, 2008, respectively.

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

PALM HARBOR HOMES, INC

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

PALM HARBOR HOMES, INC

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

PALM HARBOR HOMES, INC

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

We have an agreement with a financial institution for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. During the first quarter of fiscal 2009, we renegotiated and amended the agreement to extend it until March 31, 2011, change the interest rate to LIBOR plus 3.75% and alter certain covenant levels (loan to collateral value is 55% for the second quarter of fiscal 2009 and is reduced to 50% for the third quarter of fiscal 2009 and thereafter, tangible net worth is reduced to $110.0 million for the second and third quarters of fiscal 2009 and is increased to $115.0 million for the fourth quarter of fiscal 2009 and thereafter, and fiscal 2009 operating cash flow is increased to $15.0 million). We must maintain certain covenant requirements in order to borrow against the facility. For the second quarter of fiscal 2009, we had to comply with a loan to collateral value, as defined, of 55% and minimum liquidity amount, as defined, of $30.0 million. As of September 26, 2008, the loan to collateral value, as reported, was 67% and, therefore, we had to meet additional covenants related to minimum inventory turns of 2.75 and tangible net worth of $110.0 million. In the event that we are not in compliance with any of our floor plan facility covenant requirements in future periods, we would seek a waiver of any default from the lending institution and, if no waiver was obtained, maturities of outstanding debt would be accelerated. As of September 26, 2008, we were in compliance with these additional covenants. We had $65.5 million and $59.4 million outstanding under these floor plan credit facilities at September 26, 2008 and March 28, 2008, respectively.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2008, average prices of our raw materials increased 2% compared to fiscal 2007. Average prices of our raw materials were flat in 2007 and increased 5% in 2006. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations - lumber, gypsum wallboard and insulation—have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

PART II. Other Information

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

Date: November 18, 2008

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer