Form 10-Q
period 2008-12-26
PALM HARBOR HOMES INC /FL/
filed 2009-02-03
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2008

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

Shares of common stock $.01 par value, outstanding on February 3, 2009 – 22,875,245.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 26, 2008	March 28, 2008
	(Unaudited)	(Note 1)
Assets
Cash and cash equivalents	$25,030	$28,206
Restricted cash	18,098	25,487
Investments	15,759	22,442
Trade receivables	21,310	31,616
Consumer loans receivable, net	195,592	267,636
Inventories	108,077	123,294
Assets held for sale	7,532	7,532
Prepaid expenses and other assets	10,311	12,185
Property, plant and equipment, net	43,550	47,002

Total assets	$445,259	$565,400

Liabilities and shareholders’ equity
Accounts payable	$20,226	$26,641
Accrued liabilities	54,830	70,212
Floor plan payable	58,258	59,367
Warehouse revolving debt	—	42,175
Securitized financings	145,068	165,430
Convertible senior notes	59,445	75,000

Total liabilities	337,827	438,825

Commitments and contingencies	—	—

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	54,037	54,108
Retained earnings	71,287	89,027
Treasury shares	(15,717)	(15,896)
Accumulated other comprehensive loss	(2,414)	(903)

Total shareholders’ equity	107,432	126,575

Total liabilities and shareholders’ equity	$445,259	$565,400

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Net sales	$89,642	$140,626	$330,379	$428,559
Cost of sales	70,597	108,524	252,742	325,568
Selling, general and administrative expenses	29,323	37,552	91,586	112,106
Goodwill impairment	—	—	—	78,506

Loss from operations	(10,278)	(5,450)	(13,949)	(87,621)
Interest expense	(3,896)	(4,814)	(11,792)	(13,986)
Gain on repurchase of convertible senior notes	570	—	6,366	—
Other income	655	1,013	1,819	3,509

Loss before income taxes	(12,949)	(9,251)	(17,556)	(98,098)
Income tax benefit (expense)	58	—	(184)	(13,501)

Net loss	$(12,891)	$(9,251)	$(17,740)	$(111,599)

Net loss per common share—basic and diluted	$(0.56)	$(0.41)	$(0.78)	$(4.88)

Weighted average common shares outstanding—basic and diluted	22,875	22,852	22,857	22,852

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December 26, 2008	December 28, 2007
Operating Activities
Net loss	$(17,740)	$(111,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,442	6,247
Provision for credit losses	2,269	2,837
Gain on sale of loans	(1,314)	—
Gain on repurchase of convertible senior notes	(6,366)	—
Gain on disposition of assets	(1,055)	(430)
Provision for long-term incentive plan	108	146
Goodwill impairment	—	78,506
Gain on sale of investments	(146)	(359)
Impairment of investment securities	199	—
Deferred income taxes	—	14,579
Changes in operating assets and liabilities:
Restricted cash	7,389	15,145
Trade receivables	10,079	1,302
Consumer loans originated	(22,586)	(60,033)
Principal payments on consumer loans originated	32,616	21,715
Proceeds from sales of consumer loans	61,286	—
Inventories	15,217	6,445
Prepaid expenses and other assets	1,440	1,424
Accounts payable and accrued expenses	(21,759)	(9,211)

Net cash provided by (used in) operating activities	64,079	(33,286)

Investing Activities
Purchases of property, plant and equipment, net of proceeds from disposition	433	(1,997)
Purchases of investments	(13,508)	(5,843)
Sales of investments	18,587	6,373

Net cash provided by (used in) investing activities	5,512	(1,467)

Financing Activities
Net (payments on) proceeds from floor plan payable	(1,109)	4,693
Net (payments on) proceeds from warehouse revolving debt	(42,175)	38,597
Payments to repurchase convertible senior notes	(9,121)	—
Payments on securitized financings	(20,362)	(23,013)

Net cash (used in) provided by financing activities	(72,767)	20,277

Net decrease in cash and cash equivalents	(3,176)	(14,476)
Cash and cash equivalents at beginning of period	28,206	44,292

Cash and cash equivalents at end of period	$25,030	$29,816

See accompanying notes.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with accounting principles generally accepted in the United States. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 28, 2008 included in the Company’s Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

Information related to CountryPlace is based on a calendar month-end.

The balance sheet at March 28, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

General Business Environment

The Company’s results for the third quarter were heavily influenced by the severe state of the industry, the weakness in the overall housing market and the prevailing economic uncertainties and credit crisis. The drastic slowdown in demand for factory-built housing products and decline in retail traffic has accelerated during the third quarter. Industry shipments for calendar year 2008 (through November) were down approximately 13% from the prior year and the three significant (to both the Company and the industry) manufactured housing states of Texas, Florida, California and Arizona were down a combined 38% from last year’s already historically low levels. Consumer concerns about the economy and the lack of available credit are keeping potential homebuyers on the sidelines; therefore affecting the demand for factory-built housing.

The Company continues to take actions to further reduce its operating costs in response to current conditions and expected demand. The Company idled one production line in Martinsville, Virginia during the second quarter and another production line in Austin, Texas during the third quarter. During the fourth fiscal quarter, the Company will idle another production line in Siler City, North Carolina and close several underperforming retail sales centers. The Company is taking additional steps to further reduce its selling, general and administrative expenses, increase margins and further reduce its receivables and inventory levels. The Company believes that this will better position it to sustain a prolonged downturn and benefit from any upside in demand when it occurs.

In light of the economic crisis and challenging business environment, the Company’s top priorities are cash generation and cash preservation in every area of its operations. During the first quarter of fiscal 2009, the Company sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans. The Company sold these loans for a gain of $1.3 million. The Company has taken advantage of market conditions and retired $15.6 million of its convertible senior notes (Notes) for $9.1 million of cash, resulting in a gain of $6.4 million. During the third quarter of fiscal 2009, the Company was awarded a winning bid on a $14 million military installation with construction expected to commence in early February. Also, in January 2009, CountryPlace obtained a $10 million construction lending line, which is especially noteworthy in this economic environment. CountryPlace’s obligation under the construction lending line is guaranteed by the Company. Additionally, the Company is pursuing some sale leaseback transactions for several of its retail properties and has been working with a financial advisor to leverage $100 million of its unlevered assets in an attempt to generate cash through this

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

uncertain economic environment. In spite of current economic conditions, both CountryPlace and Standard Casualty, the Company’s insurance subsidiary, remain profitable and continue to generate positive cash flow for the Company. These actions demonstrate the Company’s ability to move forward in spite of the challenges it is facing.

The Company’s floor plan lender, Textron Financial Corporation (Textron) is in the process of an orderly liquidation of certain commercial finance businesses including their housing inventory finance business. See note 5 for further details on modifications to the facility as a result of Textron exiting the business.

2.	Inventories

Inventories consist of the following (in thousands):

	December 26, 2008	March 28, 2008
Raw materials	$8,143	$10,111
Work in process	6,280	6,730
Finished goods at factory	1,895	2,146
Finished goods at retail	91,759	104,307

	$108,077	$123,294

3.	Restricted Cash

Restricted cash consists of the following (in thousands):

	December 26, 2008	March 28, 2008
Cash pledged as collateral for outstanding insurance programs and surety bonds	$10,298	$13,778
Cash related to customer deposits held in trust accounts	4,582	5,107
Cash related to CountryPlace customers’ principal and interest payments on the loans that are securitized	3,218	6,602

	$18,098	$25,487

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	December 31, 2008	March 31, 2008
Consumer loans receivable held for investment	$203,002	$221,213
Consumer loans receivable held for sale	834	51,300
Construction advances on non-conforming mortgages	3,779	11,665
Deferred financing costs, net	(5,639)	(7,567)
Allowance for loan losses	(6,384)	(8,975)

Consumer loans receivable, net	$195,592	$267,636

On April 25, 2008, CountryPlace sold approximately $51.3 million of its $69.4 million warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate its warehouse borrowing facility scheduled to expire on April 30, 2008. The remaining cash proceeds were used for general corporate purposes. The transaction resulted in a gain of $1.3 million. In January 2009, CountryPlace obtained a $10.0 million construction line for short-term financing of mortgage loans. CountryPlace is currently considering additional alternatives for short-term and long-term financing of its loan portfolio. During the fourth quarter of fiscal 2008, CountryPlace ceased originating chattel and non-conforming mortgage loans.

The allowance for loan losses and related additions and deductions to the allowance during the nine months ended December 31, 2008 and December 31, 2007 are as follows (in thousands):

	Nine Months Ended
	December 31, 2008	December 31, 2007
Allowance for loan losses, beginning of period	$8,975	$7,739
Provision for credit losses	2,269	2,837
Loans charged off, net of recoveries	(3,219)	(1,306)
Reduction of reserve due to loan sale	(1,641)	—

Allowance for loan losses, end of period	$6,384	$9,270

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, it places loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At December 31, 2008, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of December 31, 2008 and March 31, 2008 (dollars in thousands):

	December 31, 2008	March 31, 2008
Non-performing loans:
Loans accounted for on a nonaccrual basis	$—	$75
Accruing loans past due 90 days or more	3,409	2,195
Total nonaccrual and 90 days past due loans	3,409	2,270
Percentage of total loans	1.64%	0.83%
Other non-performing assets (1)	1,903	1,635
Troubled debt restructurings	4,600	—

(1)

Consists of land and/or homes and land acquired through foreclosure, which is carried at fair value less estimated selling expenses, and is included in prepaid and other assets on the condensed consolidated balance sheets.

During fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to hurricane and other repayment matters (such as employment/financial stress) impacting these borrowers. At December 31, 2008, CountryPlace has modified approximately $4.6 million of loans where principal and interest payments have been deferred or waived for periods ranging from one to three months. These loans are not reflected as non-performing loans but as troubled debt restructurings. As of December 31, 2008, the allowance for loan losses totaled $6.4 million of which $84,000 is an impairment allowance for these loans.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of December 31, 2008 and March 31, 2008:

	December 31, 2008	March 31, 2008
Texas	42.4%	41.0%
Arizona	6.3	7.1
Florida	6.7	6.9
California	2.5	2.9

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 26, 2008 or March 31, 2008. Management believes the allowance for loan losses is adequate to cover estimated losses at December 26, 2008.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Floor Plan Payable

The Company has an agreement with Textron Financial Corporation (Textron) for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice and the interest rate is LIBOR plus 3.75%. This facility is used to finance a portion of the new home inventory at its retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. For the third quarter of fiscal 2009, the Company had to comply with a loan to collateral value, as defined, of 50% and minimum liquidity amount, as defined, of $30.0 million. As of December 26, 2008, the loan to collateral value, as reported, was 63% and, therefore, the Company had to meet additional covenant requirements related to minimum inventory turns of 2.75 and tangible net worth of $110.0 million. Tangible net worth, as reported, was $97.1 million at December 26, 2008, and therefore the Company was not in compliance with the covenants. The Company has obtained a waiver of default from Textron as of December 26, 2008. During the third quarter, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. The Company has agreed to certain modifications to the facility including a new committed amount of $50 million which will gradually be reduced to $40 million by December 31, 2009, a new facility expiration date of March 31, 2010, a new interest rate of LIBOR plus 7.00%, a maximum borrowing base requirement of 60% of eligible finished goods inventory, and new financial covenants which will be determined during the fourth fiscal quarter after Textron’s reviews the Company’s financial projections. The Company had $58.3 million and $59.4 million outstanding under these floor plan credit facilities at December 26, 2008 and March 28, 2008, respectively.

6.	Debt Obligations

During the first nine months of fiscal 2009, the Company repurchased $15.6 million of the Notes for $9.1 million in cash resulting in a gain of $6.4 million. In addition, for the nine month periods ended December 26, 2008 and December 28, 2007, the effect of converting the Notes to approximately 2.3 million and 2.9 million shares of common stock, respectively, was anti-dilutive, and therefore, was not considered in determining diluted earnings per share. Such shares were anti-dilutive for each third quarter period as well.

7.	Other Comprehensive Loss

The difference between net loss and total comprehensive loss for the three and nine months ended December 26, 2008 and December 28, 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Net loss	$(12,891)	$(9,251)	$(17,740)	$(111,599)
Unrealized gain (loss) on available-for-sale investments	(630)	95	(1,584)	17
Change in fair value of interest rate hedge	23	23	73	85

Comprehensive loss	$(13,498)	$(9,133)	$(19,251)	$(111,497)

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Commitments and Contingencies

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at December 26, 2008 and December 28, 2007 (in thousands):

	December 26, 2008	December 28, 2007
Accrued warranty balance, beginning of period	$5,425	$5,922
Net warranty expense provided	6,824	15,753
Cash warranty payments	(8,176)	(15,715)

Accrued warranty balance, end of period	$4,073	$5,960

10.	Fair Value of Financial Instruments

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of December 26, 2008
	Total	Level 1	Level 2	Level 3
Investments (1)	$15,759	$3,100	$12,659	—

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.

During the third quarter of fiscal 2009, two of the Company’s available-for sale securities with a total carrying value of $203,000 were determined to be impaired and a realized loss of $199,000 was recorded in other income on the Company’s statement of operations.

The Company does not believe that the unrealized losses on its available-for-sale investments are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is probable that the Company will be able to collect the amounts contractually due as it has not identified any credit concerns on these securities. The Company has no non-agency mortgage related securities at December 26, 2008.

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

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and nine months ended December 26, 2008 and December 28, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Net sales
Factory-built housing	$80,708	$129,889	$301,143	$396,850
Financial services	8,934	10,737	29,236	31,709

	$89,642	$140,626	$330,379	$428,559

Income (loss) from operations
Factory-built housing	$(9,787)	$(4,796)	$(14,076)	$(8,098)
Financial services	4,309	4,489	13,632	15,040
General corporate expenses	(4,800)	(5,143)	(13,505)	(16,057)
Goodwill impairment	—	—	—	(78,506)

	$(10,278)	$(5,450)	$(13,949)	$(87,621)

Interest expense	$(3,896)	$(4,814)	$(11,792)	$(13,986)
Gain on repurchase of convertible senior notes	570	—	6,366	—
Other income	655	1,013	1,819	3,509

Loss before income taxes	$(12,949)	$(9,251)	$(17,556)	$(98,098)

13.	Income Taxes

During the nine month period ended December 26, 2008, the Company recorded no federal income tax expense due to the availability of net operating loss carryforwards. Tax expense recorded in this period related to taxes payable in various states the Company does business. The Company expects to record no federal income tax expense for the remainder of fiscal 2009. During the nine month period ended December 26, 2007, the Company recorded income tax expense of approximately $13.5 million resulting from the establishment of a valuation allowance against all of its net deferred tax assets.

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 11.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of December 26, 2008, we operated 10 manufacturing facilities that sell homes through 86 company-owned retail sales centers and builder locations and approximately 150 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio, sold to investors, or included as part of securitized financing transactions. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

Our results for the third quarter were heavily influenced by the severe state of our industry, the weakness in the overall housing market and the prevailing economic uncertainties and credit crisis. The drastic slowdown in demand for factory-built housing products and decline in retail traffic has accelerated during the third quarter. Industry shipments for calendar year 2008 (through November) were down approximately 13% from the prior year and the three significant (to both us and the industry) manufactured housing states of Texas, Florida, California and Arizona were down a combined 38% from last year’s already historically low levels. Consumer concerns about the economy and the lack of available credit are keeping potential homebuyers on the sidelines; therefore affecting the demand for factory-built housing.

We continue to take actions to further reduce our operating costs in response to current conditions and expected demand. We idled one production line in Martinsville, Virginia during the second quarter and another production line in Austin, Texas during the third quarter. During the fourth fiscal quarter, we will idle another production line in Siler City, North Carolina and close several underperforming retail sales centers. We are taking additional steps to further reduce our selling, general and administrative expenses, increase margins and further reduce our receivables and inventory levels. We believe that this will better position us to sustain a prolonged downturn and benefit from any upside in demand when it occurs.

In light of the economic crisis and challenging business environment, our top priorities are cash generation and cash preservation in every area of our operations. During the first quarter of fiscal 2009, we sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans. We sold these loans for a gain of $1.3 million. We have taken advantage of market conditions and retired $15.6 million of our convertible senior notes for $9.1 million of cash, resulting in a gain of $6.4 million. During the third quarter of fiscal 2009, we were awarded a winning bid on a $14 million military installation with construction expected to commence in early February. Also, in January 2009, CountryPlace obtained a $10 million construction lending line, which is especially noteworthy in this economic environment. CountryPlace’s obligation under the construction lending line is guaranteed by us. Additionally, we are pursuing some sale leaseback contracts for several of our retail properties and have been working with a financial advisor to leverage $100 million of our unlevered assets in an attempt to generate cash through this uncertain economic environment.

Our floor plan lender, Textron Financial Corporation (Textron) is in the process of an orderly liquidation of certain commercial finance businesses including their housing inventory finance business. See liquidity and capital resources section below for further details on modifications to the facility as a result of Textron exiting the business. In spite of current economic conditions, both CountryPlace and Standard Casualty, our insurance subsidiary, remain profitable and continue to generate positive cash flow for us. These actions demonstrate our ability to move forward in spite of the challenges we are facing.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.8	77.2	76.5	76.0

Gross profit	21.2	22.8	23.5	24.0
Selling, general and administrative expenses	32.7	26.7	27.7	26.2
Goodwill impairment	—	—	—	18.3

Loss from operations	(11.5)	(3.9)	(4.2)	(20.5)
Interest expense	(4.3)	(3.4)	(3.6)	(3.2)
Gain on repurchase of convertible senior notes	0.6	—	1.9	—
Other income	0.7	0.7	0.6	0.8

Loss before income taxes	(14.5)	(6.6)	(5.3)	(22.9)
Income tax benefit (expense)	0.1	—	(0.1)	(3.1)

Net loss	(14.4)%	(6.6)%	(5.4)%	(26.0)%

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 26, 2008 and December 28, 2007.

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Homes sold through company-owned retail sales centers and builder locations	654	971	2,391	2,906
Homes sold to independent dealers, builders and developers	213	389	809	1,338
Total new factory-built homes sold	867	1,360	3,200	4,244
Average new manufactured home price—retail	$69,000	$77,000	$74,000	$76,000
Average new manufactured home price—wholesale	$65,000	$63,000	$54,000	$63,000
Average new modular home price—retail	$178,000	$176,000	$174,000	$180,000
Average new modular home price—wholesale	$67,000	$81,000	$71,000	$80,000
Number of company-owned retail sales centers at end of period	82	102	82	102
Number of company-owned builder locations at end of period	4	4	4	4

Three Months Ended December 26, 2008 Compared to Three Months Ended December 28, 2007

Net Sales. Net sales decreased 36.3% to $89.6 million in the third quarter of fiscal 2009 as compared to $140.6 million in the third quarter of fiscal 2008. This decrease is comprised of a $49.2 million decrease in factory-built housing net sales and a $1.8 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 36.3% decrease in the total number of factory-built homes sold coupled with decreases in the average wholesale selling prices of new manufactured and modular homes as well as decreases in the average retail selling price of a new modular home. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Also, we were operating 20 fewer retail stores and four less factories than last year. Homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona, which prior to 2006 were typically some of our most profitable states, decreased 45.2%. These states have been especially impacted by decreased manufactured home sales to retirement age buyers. The decrease in the average selling prices is the result of our new lower-priced products. The decrease in financial services net revenues primarily reflects a decline in the average consumer loans balance from $257.2 million for the third quarter of fiscal 2008 to $197.7 million for the third quarter of fiscal 2009, resulting from the sale of approximately $51.3 million of loans in April 2008.

Gross Profit. In the third quarter of fiscal 2009, gross profit decreased to 21.2% of net sales, or $19.0 million, from 22.8% of net sales, or $32.1 million, in the third quarter of fiscal 2008. Gross profit for the factory-built housing segment decreased to 15.5% of net sales in the third quarter of fiscal 2009 from 18.2% in the third quarter of fiscal 2008. The decline in factory-built housing margin is primarily the result of weaker manufacturing margins due to low capacity utilization offset by an increase in the internalization rate from 65% in the third quarter of fiscal 2008 to 69% in the third quarter of fiscal 2009. Gross profit for the financial services segment decreased $1.9 million in the third quarter of fiscal 2009 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 32.7% of net sales in the third quarter of fiscal 2009 from 26.7% of net sales in the third quarter of fiscal 2008. This increase resulted from the larger percentage decline in net sales. In dollars, selling, general and administrative expenses decreased $8.2 million to $29.3 million in the third quarter of fiscal 2009 from $37.5 million in the third quarter of 2008. Of this $8.2 million decrease, $6.0 million related to the factory-built housing segment, $1.7 million related to the financial services segment, and $0.5 million related to general corporate expenses. The majority of the reductions in selling, general and administrative expenses related to the factory-built housing segment and general corporate expenses resulted from the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants plus a reduction in performance based compensation expense. The decrease in selling, general and administrative expenses for the financial services segment relates to a $1.5 million one-time performance-based compensation payment made in fiscal 2008. The payment was based on CountryPlace profitability from inception (2002) through 2007.

Interest Expense. Interest expense decreased 19.1% to $3.9 million in the third quarter of fiscal 2009 as compared to $4.8 million in the third quarter of fiscal 2008. Of this decrease, $0.7 million related to decreased interest expense on the average balance of the warehouse facility which was terminated April 30, 2008 and $0.3 million related to decreased interest expense on the average balance of securitized loans resulting from reduced securitization financing balances in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.

Gain on Repurchase of Convertible Senior Notes. During the third quarter of fiscal 2009, we repurchased $1.1 million of our convertible senior notes for $0.6 million resulting in a gain of $0.6 million.

Other Income. Other income decreased 35.3% to $0.7 million in the third quarter of fiscal 2009 from $1.0 million in the third quarter of fiscal 2008 primarily due to a $0.5 million decrease in interest and dividend income resulting from reduced rates of return coupled with lower cash and cash equivalent balances.

Nine Months Ended December 26, 2008 Compared to Nine Months Ended December 28, 2007

Net Sales. Net sales decreased 22.9% to $330.4 million in the first nine months of fiscal 2009 as compared to $428.6 million in the first nine months of fiscal 2008. This decrease is primarily the result of a $95.7 million decrease in factory-built housing net sales and a $2.5 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 24.6% decrease in the total number of factory-built homes sold coupled with decreases in the average wholesale selling prices of new modular and manufactured homes as well as decreases in the average retail selling price of new modular homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Also, we were operating 20 fewer retail stores and four less factories than last year. Homes sold to independent dealers, builders and developers, the majority of which related to shipments to the states of Florida, California and Arizona, which prior to 2006 were typically some of our most profitable states, decreased 39.5%. These states have been especially impacted by decreased manufactured home sales to retirement age buyers. The reduction in independent sales was bolstered by $10.7 million in commercial and military modular sales. The decrease in the average selling prices is the result of our new lower-priced products. The decrease in financial services net revenues reflects a decline in the average consumer loans balance from $246.0 million for the nine months ended December 28, 2007 to $231.6 million for the nine months ended December 26, 2008, resulting from the sale of approximately $51.3 million of loans in April 2008.

Gross Profit. In the first nine months of fiscal 2009, gross profit decreased to 23.5% of net sales, or $77.6 million, from 24.0% of net sales, or $103.0 million in the first nine months of fiscal 2008. Gross profit for the factory-built housing segment decreased to 18.9% of net sales in the first nine months of fiscal 2009 from 20.0% in the first nine months of fiscal 2008. The decline in factory-built housing margin is primarily the result of increased manufacturing costs driven by rapidly rising material costs offset by an increase in the internalization rate from 63% in the first nine months of fiscal 2008 to 69% in the first nine months of fiscal 2009 as well as the impact of the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants. Gross profit for the financial services segment decreased $2.8 million in the first nine months of fiscal 2009 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 27.7% of net sales in the first nine months of fiscal 2009 from 26.2% of net sales in the first nine months of fiscal 2008. This increase resulted from the larger percentage decline in net sales. In dollars, selling, general and administrative expenses decreased $20.5 million to $91.6 million in the first nine months of fiscal 2009 from $112.1 million in the first nine months of fiscal 2008. Of this $20.5 million decrease, $15.5 million related to the factory-built housing segment, $1.4 million related to the financial services segment and $3.7 million related to general corporate expenses. The majority of the reductions in selling, general and administrative expenses related to the factory-built housing segment and general corporate expenses resulted from the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants plus a reduction in performance based compensation expense. The decrease in selling, general and administrative expenses for the financial services segment relates to a $1.5 million one-time performance-based compensation payment. The payment was based on CountryPlace profitability from inception (2002) through 2007.

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

Interest Expense. Interest expense decreased 15.7% to $11.8 million in the first nine months of fiscal 2009 as compared to $14.0 million in the first nine months of fiscal 2008. Of this decrease, $1.1 million related to decreased interest expense on the average balance of the warehouse facility which was terminated April 30, 2008 and $1.1 million related to decreased interest expense on the average balance of the securitized loans resulting from reduced securitization financing balances in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008.

Gain on Repurchase of Convertible Senior Notes. During the first nine months of fiscal 2009, we repurchased $15.6 million of our convertible senior notes for $9.1 million resulting in a gain of $6.4 million.

Other Income. Other income decreased 48.2% to $1.8 million in the first nine months of fiscal 2009 from $3.5 million in the first nine months of fiscal 2008 primarily due to a $1.7 million decrease in interest and dividend income resulting from reduced rates of return coupled with lower average cash and cash equivalent balances.

Income Tax Expense. Income tax expense was $0.2 million in the first nine months of fiscal 2009 as compared to $13.5 million in the first nine months of fiscal 2008. The $0.2 million of income tax expense for the first nine months of fiscal 2009 related to taxes payable in various states in which we do business. The $13.5 million of income tax expense for the first nine months of fiscal 2008 related to our recording a valuation allowance against all of our net deferred tax assets.

Liquidity and Capital Resources

Cash and cash equivalents totaled $25.0 million at December 26, 2008, down $3.2 million from $28.2 million at March 28, 2008. Net cash provided by operating activities was $64.1 million in the first nine months of fiscal 2009 as compared to $33.3 million net cash used in the first nine months of fiscal 2008. The cash provided by operating activities in the first nine months of fiscal 2009 is primarily attributable to the proceeds from the sale of consumer loans and principal payments on consumer loans originated. Also, the amount of net cash used for consumer loans has decreased as a result of CountryPlace not accepting applications for chattel loans and non-conforming mortgages.

Net cash provided by investing activities was $5.5 million in the first nine months of fiscal 2009 as compared to $1.5 million of net cash used in the first nine months of fiscal 2008. This increase in cash provided by investing activities is due to an increase in net cash received from divesting in available-for-sale securities.

Net cash used in financing activities was $72.8 million in the first nine months of 2009 as compared to $20.3 million provided by financing activities in the first nine months of fiscal 2008. Net cash used in financing activities is primarily the result of $42.2 million used to repay in full and terminate the warehouse borrowing facility coupled with $9.1 million used to repurchase $15.6 million of our convertible senior notes.

We have an agreement with Textron Financial Corporation (Textron) for a $70.0 million floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice and the interest rate is LIBOR plus 3.75%. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. For the third quarter of fiscal 2009, we had to comply with a loan to collateral value, as defined, of 50% and minimum liquidity amount, as defined, of $30.0 million. As of December 26, 2008, the loan to collateral value, as reported, was 63% and, therefore, we had to meet additional covenant requirements related to minimum inventory turns of 2.75 and tangible net worth of $110.0 million. Tangible net worth, as reported, was $97.1 million at December 26, 2008, and therefore we were not in compliance with the covenants. We have obtained a waiver of default from Textron as of December 26, 2008. During the third quarter, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. We have agreed to certain modifications to the facility including a new committed amount of $50 million which will gradually be reduced to $40 million by December 31, 2009, a new facility expiration date of March 31, 2010, a new interest rate of LIBOR plus 7.00%, a maximum borrowing base requirement of 60% of eligible finished goods inventory, and new financial covenants which will be determined during the fourth fiscal quarter after Textron’s reviews our financial projections. We had $58.3 million and $59.4 million outstanding under these floor plan credit facilities at December 26, 2008 and March 28, 2008, respectively.

During the first nine months of fiscal 2009, we repurchased $15.6 million of the Notes for $9.1 million in cash resulting in a gain of $6.4 million.

On April 25, 2008, CountryPlace sold approximately $51.3 million of its $69.4 million warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate its warehouse borrowing facility scheduled to expire on April 30, 2008. The remaining cash proceeds were used for general corporate purposes. The transaction resulted in a gain of $1.3 million. In January 2009, CountryPlace obtained a $10.0 million construction lending line for short-term financing of mortgage loans. CountryPlace is currently considering additional alternatives for short-term and long-term financing of its loan portfolio. During the fourth quarter of fiscal 2008, CountryPlace ceased originating chattel and non-conforming mortgage loans until it determines that a term financing market exists or can be developed for such products.

In light of the economic crisis and challenging business environment, our top priorities are cash generation and cash preservation in every area of our operations. During the first quarter of fiscal 2009, we sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans. We sold these loans for a gain of $1.3 million. We have taken advantage of market conditions and retired $15.6 million of our convertible senior notes for $9.1 million of cash, resulting in a gain of $6.4 million. During the third quarter of fiscal 2009, we were awarded a new government contract on a $14 million military installation with construction expected to commence in late January. Also, CountryPlace obtained a $10 million construction lending line, which is especially noteworthy in this economic environment. Additionally, we are pursuing some sale leaseback contracts for several of our retail properties and have been working with a financial advisor to leverage $100 million of our unlevered assets in an attempt to generate cash through this uncertain economic environment. In spite of current economic conditions, both CountryPlace and Standard Casualty, our insurance subsidiary, remain profitable and continue to generate positive cash flow for us. These actions demonstrate our ability to move forward in spite of the challenges we are facing.

We believe that our cash on hand and the proceeds from floor plan financing, conforming mortgage sales, and any other available borrowing alternatives will be adequate to support our working capital needs and currently planned capital expenditure needs for the foreseeable future. However, as previously mentioned, our top priorities are cash generation and conservation throughout our operations to help support these cash needs as well. Because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, credit market conditions, and other factors beyond our control, no assurances can be given in this regard.

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

If the current economic crisis continues for an extended period of time, or if the crisis worsens, we could face significant problems caused by a lack of liquidity.

We are currently experiencing an extreme crisis in the national and global economy generally as well as in the housing market specifically. In light of this economic crisis and the challenging business conditions that we are currently facing, we are focusing a significant amount of effort on cash generation and preservation. We currently have in excess of $100 million of unlevered assets and we are working with a financial advisor to leverage these assets to generate cash. However, there can be no guarantee that these efforts or any other efforts we take to increase our liquidity will be successful. If the current economic crisis continues for an extended period of time, or if the crisis worsens, we may have insufficient liquidity to meet our financial obligations in the future.

Reduced availability of wholesale financing could have a material adverse effect on us.

We finance a portion of our new inventory at our retail sales centers through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. Since the beginning of the industry downturn in 1999, several major floor plan lenders have exited the floor plan financing business. We had a floor plan facility with Textron totaling $70.0 million. However, during the third quarter, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. We have agreed to certain modifications to the facility including a new committed amount of $50 million which will gradually be reduced to $40 million by December 31, 2009, a new facility expiration date of March 31, 2010, a new interest rate of LIBOR plus 7.00%, a maximum borrowing base requirement of 60% of eligible finished goods inventory, and new financial covenants which will be determined during the fourth fiscal quarter after Textron’s reviews our financial projections. There can be no assurance that we will continue to have access to this facility or one with similar terms which could have a material adverse affect on our operations. Additionally, reduced availability of wholesale financing for our independent dealers (GE, Textron and 21st Mortgage are all in the process of either exiting the business or reducing their lending to the industry) could have a material adverse affect on our operations.

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

We continue to reduce our manufacturing capacity and distribution channels to effectively align with current and expected regional demand to maintain operating profitability. If the economy continues to worsen, our continued return to operating profitability will be delayed.

During fiscal 2009, we have closed two manufacturing plants and are in the process of closing a third plant and several retail sales centers during the fourth quarter to effectively align current and expected regional demand. If the U.S. economy continues to slow, financial markets continue to decline, and more layoffs occur nationally, our realignment will not allow us to return to operating profitability and further cost savings measures will be required.

We face increased competition from site builders of residential housing, which may reduce our net sales.

Our homes compete with homes that are built on site. The sales of site built homes are declining and new home inventory is increasing, which is resulting in more site built homes being available at lower prices. Appraisal values of site built homes are declining with greater availability of lower priced site built homes in the market. The increase in availability, along with the decreased price of site built homes, could make them more competitive with our homes. As a result, the sales of our homes could decrease, which could negatively impact our results of operations.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the third quarter of fiscal 2009, approximately 13% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the third quarter of fiscal 2009, approximately 39% of our net sales were generated in Texas and approximately 13% of our net sales were generated in Florida. A decline in the demand for manufactured housing in Florida has already impacted our operations (see the Executive Overview section of Management’s Discussion and Analysis for more details) and a decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of variable rate debt as of December 26, 2008 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.6 million.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 26, 2008 is held constant, a 10% increase in average interest rates would increase the fair value of CountryPlace’s portfolio by approximately $73,000. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of December 26, 2008 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $0.5 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of December 26, 2008. Based on that evaluation, our principal executive officer and out principal financial officer have concluded that our disclosure controls and procedures were effective as of December 26, 2008.

There has been no change to our internal control over financial reporting during the quarter ended December 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings—None

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds—Not applicable

Item 3.	Defaults upon Senior Securities—Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders—Not applicable

Item 5.	Other information—Not applicable

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2009

Palm Harbor Homes, Inc.
(Registrant)

	By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

	By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer