Form 10-K
period 2009-03-27
PALM HARBOR HOMES INC /FL/
filed 2009-06-09
CIK 923473

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 27, 2008, was $116,717,086 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market. As of May 26, 2009, 22,875,245 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to our Annual Meeting of Shareholders to be held July 22, 2009 are incorporated by reference in Part III.

PART I.

Item 1.	Business

General

Founded in 1977, Palm Harbor Homes, Inc. and its subsidiaries (collectively, we or Palm Harbor) are a leading manufacturer and marketer of factory-built homes in the United States. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. At March 27, 2009, we operated nine manufacturing facilities in seven states that sell homes through 86 of our company-owned retail sales centers and builder locations and approximately 150 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace Mortgage, Ltd. (CountryPlace), we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio or sold to investors. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty Company (Standard).

Beginning in 1999, the manufactured housing industry entered a cyclical downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. Industry shipments of manufactured homes were approximately 348,700 in calendar year 1999 and have decreased 76% over the last nine years to a 45 year industry low of 82,000 in calendar year 2008. During this nine-year period, our manufactured housing shipments declined 81%.

Prior to 2006, increases in manufactured housing shipments to Florida, Arizona and California were the main factor in maintaining industry shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased manufactured housing demand in these states changed quickly. Site built homes in these states had experienced rapid price appreciation driven by high land cost. As such, the increase in speculative building resulted in excess inventory. This caused prices to fall and buyers and sellers began to postpone their home buying decisions. It also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. For calendar year 2007, industry shipments to Florida, Arizona and California were down approximately 43% and in calendar year 2008, industry shipments to these three states were down another 41%.

With the manufactured housing industry not showing signs of a near term recovery, we directed our focus to growth opportunities in the modular housing business. We entered the modular home business in June 2002 when we acquired Nationwide Custom Homes (Nationwide). We also produce modular homes at six of our manufactured housing facilities. As a result of this planned strategy to grow our modular business, the number of modular homes we sold as a percentage of total factory-built homes sold has increased from 8% in fiscal 2003 (when we acquired Nationwide) to 25% in fiscal 2009. However, the 2007 severe downturn in the overall housing market created by reduced financing options has produced an excess of site-built homes, which are directly competitive with modular housing. Industry modular shipments for calendar year 2008 were approximately 22,000, a decrease of 33% over calendar year 2007. Our unit sales of modular homes decreased 40% in fiscal 2009 as compared to fiscal 2008.

With the decline in retail demand, we have focused on new areas of business, including commercial and military projects, which present new revenue opportunities for us. These institutions are looking for a quality provider and we are well positioned as a preferred supplier to meet this demand. During fiscal 2009, we produced barracks and other housing for three military bases.

In light of the current economic crisis and with no near-term signs of recovery for the factory-built housing industry, our top priorities are cash generation and cash preservation in every area of our business. During fiscal 2009, we focused on these priorities through the following:

•

We sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans for a gain of $1.3 million. We used the proceeds to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008.

•	Through CountryPlace, we obtained a $10.0 million construction lending line to use for financing mortgage loans.

•	We completed two sale leaseback transactions totaling $6.5 million in cash for 13 of our retail properties.

•	We retired $21.2 million of our convertible senior notes for $10.6 million of cash, resulting in a gain of $10.6 million and lower interest costs.

•	We closed three less-than-efficient manufacturing facilities and one retail sales center.

•	We reduced inventories by $26.2 million and receivables by $8.2 million.

•	We have continued to reduce our overhead costs and employed other cash management steps.

•	We accomplished all the above and still funded $20 million in committed pipeline loans from working capital when our warehouse lender exited the business.

•	We have been working with a financial advisor to leverage $100 million of our unlevered assets.

For the near term, the outlook for housing, both site-built and factory-built, remains extremely challenging. A number of issues must be resolved for any recovery to gain traction, and until inventories decline, housing prices stabilize, credit is restored and general economic fundamentals improve, we do not expect any short-term improvement. In the meantime, our strategy is to manage our operations more efficiently and become a stronger and leaner company. Accordingly, we remain focused on three critical areas in our business for fiscal 2010. Our top priority is to manage our cash and leverage our balance sheet to maintain adequate liquidity through this uncertain business climate. We are also streamlining our operations to reduce both marginal costs and selling, general and administrative expenses, consistent with expected revenues. And finally, we continue to look for new sources of revenue by pursuing our creative efforts like flexible products, commercial and military modular products, and targeted Internet marketing strategies. Regardless of market conditions, we will continue to leverage our core strengths—the most trusted brand name in the industry, a diverse and high-quality product line, manufacturing excellence and exceptional customer service.

During the third quarter of fiscal 2009, our floor plan lender, Textron Financial Corporation (Textron), announced that they are in the process of an orderly liquidation of certain commercial loan business including their housing finance business. As further discussed in Note 5 of our consolidated financial statements, in April 2009, we agreed to an amendment to our floor plan facility which includes a lower total commitment amount (from $70 million to $50 million), a new expiration date of March 31, 2010, new interest rates and new financial covenants. In addition, as discussed in Note 5 of our consolidated financial statements, we agreed to a further amendment dated June 4, 2009, which extends the expiration date to June 30, 2010, among other things.

We were in compliance with our new financial covenants as of March 27, 2009. In addition, management believes that new quarterly financial covenants covering maximum net loss before taxes levels, annualized inventory turn and maximum borrowing base, all as defined in the recent amendments, for fiscal 2010 are achievable based upon our fiscal 2010 operating plan. Management has also identified other actions within their control that could be implemented, as necessary, to help us meet these quarterly requirements. However, there can be no assurance that these actions will be successful.

Additionally, in light of market conditions, it is possible that we may be unable to comply with the new financial covenants during fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default of our convertible senior notes described in Note 6 of our consolidated financial statements.

While we are currently exploring asset sales and other types of capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment of the floor plan facility agreement.

Business Segment Information

We operate principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. See Note 15 of “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2009, 2008 and 2007.

Factory-Built Housing Segment

Our factory-built housing operations consist of the production and sale of manufactured homes (HUD-code), modular homes, and commercial buildings. Our manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards (HUD regulations) and our modular homes are built in accordance with state or local building codes.

The following table sets forth the total factory-built homes sold, commercial buildings sold and the number of manufacturing facilities we operated for the fiscal years indicated:

	Fiscal Year Ended
	March 27, 2009	March 28, 2008	March 30, 2007	March 31, 2006	March 25, 2005
Factory-built homes sold:
Single-section(1)	661	658	434	1,015	355
Multi-section	2,254	3,163	4,453	6,282	6,211
Modular	971	1,628	1,850	1,614	1,382

Total factory-built homes sold	3,886	5,449	6,737	8,911	7,948

Commercial buildings sold	61	—	—	—	—
Operating manufacturing facilities (at end of fiscal year)	9	12	14	18	18

(1)	In the second quarter of fiscal 2006, the Federal Emergency Management Agency (FEMA) contracted with various factory-built housing homebuilders to produce and deliver manufactured homes in connection with its Hurricane Katrina relief efforts. We contracted with FEMA to produce and deliver 583 single-section homes in fiscal 2006.

The number of operating manufacturing facilities has been reduced by 50% since March 31, 2006. During the last three fiscal years we idled 8 less-than-efficient facilities and had one facility destroyed by fire. Currently, we have two facilities listed for sale and have entered into an agreement to sell another facility no later than the end of the first quarter of fiscal 2010. During fiscal 2009, we recorded impairment charges of $1.5 million related to two of the three facilities listed for sale. See Note 1 in the notes to the consolidated financial statements for further details on our annual impairment testing.

Products

We manufacture a broad range of single and multi-section manufactured and modular homes under various brand names and in a variety of floor plans and price ranges. While most of the homes we build are multi-section/modular (83% in fiscal 2009), ranch-style homes, we also build single-section homes, split-level homes, cape cod style homes, two and three story homes and multi-family units such as apartments and duplexes. Most of the single-family homes we produce contain two to five bedrooms, a living room, family room, dining room, kitchen and two or three bathrooms. Approximately 80% of the manufactured homes we produce are structurally or decoratively customized to the homebuyer’s specifications. During fiscal 2009, the average retail sales price (excluding land) of our manufactured and modular homes was approximately $73,000 and $175,000, respectively.

During fiscal 2009, we also produced commercial modular structures including apartment buildings, condominiums, hotels, schools and military barracks and other housing for U.S. military troops. Commercial buildings are constructed in the same factories and using the same assembly lines as the factories where we produce our factory-built homes. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as our homes and are crane set at the site. Commercial projects are finished on site.

We introduced flexible products during fiscal 2009. Flexible products are models that can be built from 1,200-2,400 square feet, built to either HUD-code or modular specifications, all designed with a variety of exterior elevations and available by simply displaying one base model home. This long-term effort has helped us reduce our inventories by over $26 million this year and reduce our floor plan payable by approximately $10 million.

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

The principal materials used in the construction of our factory-built homes are of the same quality as those used by conventional site builders. These components include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. We believe that the materials used in the construction of our factory-built homes are readily available from a wide variety of suppliers and the loss of any single supplier would not have a material adverse effect on our business. The two suppliers which accounted for more than 5% of our total purchases during the fiscal year ended March 27, 2009 represented 9.3% and 5.2%, respectively, of our total purchases. Prices of certain materials such as lumber, gypsum, steel and insulation can fluctuate significantly due to changes in supply and demand. Although we and others in the industry typically have been able to pass higher material costs on to the consumer through price increases, such increases typically lag the escalation of material costs. No assurances can be made that we will be able to pass these costs on in future years.

Our homes are constructed in indoor facilities, which have approximately 100,000 square feet of floor space and employ an average of 150 associates. Construction of our homes is performed in stages using an assembly-line process. HUD-code homes are constructed in one or more sections that is/are permanently attached to a steel support chassis that allows the section to be moved through the facility and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed during placement of the homes at the home site. The sections are then moved down a tracked path where various components such as floors, interior and exterior walls, ceiling, roof, and other purchased components are added and function testing is performed. We currently complete a typical HUD-code home in approximately five days and a typical modular home in one to two weeks. We believe the efficiency of our process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly and often at a lower cost than a conventional site-built home of similar quality.

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

The construction of our factory-built homes is based upon customer orders from retailers and independent dealers, builders and developers. Since orders from retailers may be cancelled prior to production without penalty, we do not consider our order backlog to be a firm indication of future business; however, such cancellations do not often occur. Before scheduling homes for production, customer deposits are received and availability of financing is confirmed with our customer and, with respect to independent dealers, their floor plan lender. As of May 26, 2009, our backlog of manufactured housing orders was approximately $8.9 million, as compared to approximately $14.8 million as of May 27, 2008 and our backlog of modular housing orders as of May 26, 2009 was approximately $35.2 million, as compared to approximately $34.0 million as of May 27, 2008.

Product Distribution

Our homes are sold through a distribution network consisting of retail sales centers we own and independent dealers, builders and developers. Our commercial buildings are sold to the U.S. government, general contractors and developers. The following table sets forth the number of homes and buildings we sold through each of these distribution channels, as well as the number of company-owned retail sales centers and independent dealers, builders and developers during the past three fiscal years:

	March 27, 2009	March 28, 2008	March 30, 2007
Factory-built homes sold by:
Company-owned retail sales centers and builder locations	2,932	3,763	4,003
Independent dealers, builders and developers	954	1,686	2,734

Total	3,886	5,449	6,737

Commercial buildings sold to the U.S. government, general contractors and developers	61	—	—
Number of:
Company-owned retail sales centers and builder locations	86	87	107
Independent dealers, builders and developers	150	275	350

Total	236	362	457

We currently have 82 company-owned retail sales centers in 14 states and four company-owned builder locations in two states. A typical retail sales center consists of a manufactured home finished out as sales offices, and factory-built model homes of various sizes, floor plans, features and prices. Many of our retail sales centers also sell used and repossessed homes. Customers may purchase one of the model homes or may order a home that will be built at one of our manufacturing facilities and customized to meet their needs. Our typical builder location consists of a modular model home which serves as both a sales office and a design center which allows customers to select the floor plan and various amenities in their new home.

In addition to our company-owned retail sales centers and builder locations, we also distribute our factory-built homes through independent dealers, builders and developers. The number of homes sold through our independent dealers, builders and developers has decreased by 65.1% over the last two fiscal years. This decline is largely the result of slowdowns in sales to Lifestyle Communities in the 3 key states of Florida, Arizona and California, which historically were some of our most profitable states. Our independent dealer network consists of approximately 80 local dealers that principally market lifestyle communities. Our builder/developer network consists of approximately 70 builders and developers who typically acquire and develop the land and set a foundation for the home. We transport the home to the site and the builder/developer’s contractors lift the home with a crane onto the foundation and subsequently perform finish-out services. The builder/developer may also construct garages, patios, porches and other such additional add-ons.

Markets Served

During the fiscal year ended March 27, 2009, the percentage of our revenues by region was as follows:

Region	Primary States	Percentage of Revenue by Region
Southeast	Florida, North Carolina, Alabama, Georgia, South Carolina, Mississippi, Tennessee, Virginia, West Virginia, Maryland, Delaware	31.3%
Central	Texas, Oklahoma, Arkansas, Louisiana	46.8
West	New Mexico, Arizona, California, Colorado, Oregon, Washington, Montana, Nevada, Idaho	20.9
Midwest	Ohio, Indiana, Kentucky, Missouri	1.0

		100.0%

The two states which accounted for greater than 10% of our fiscal 2009 revenues were Texas and Florida with approximately 36% and 12%, respectively, of total revenues.

Because the cost of transporting factory-built homes is significant, there is a practical limit to the distance between a manufacturing facility and our retailers or home sites. The primary geographic market is within a 250-mile radius for a manufactured housing facility and within a one to two day drive for a modular housing facility. Each of our manufactured housing facilities typically serves 30 to 50 retailers, and the facility sales staff maintains personal contact with each retailer, whether company-owned or independent. Our decentralized operations allow us to be more responsive in addressing regional customer preferences of product innovation and home design.

Consumer Financing

Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved (generally HUD-code homes); non-conforming mortgages for purchasers of the home and the land on which the home is placed; and mortgage loans which comply with the requirements of FHA, Fannie Mae or Freddie Mac. The majority of modular homes are financed with conventional real estate mortgages. Beginning in mid-1999, loose credit standards for chattel loans led to increased numbers of repossessions of manufactured homes and excessive inventory levels. The poor performance of manufactured home loan portfolios made it difficult for consumer finance companies in the industry to obtain long-term capital in the asset-backed securitization market. As a result, many consumer finance companies curtailed their lending or exited the manufactured housing loan industry entirely. Since then, the lenders who remained in the business tightened their credit standards and increased interest rates for chattel loans which reduced lending volumes and lowered sales volumes of manufactured homes.

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

The risk of loss under such repurchase agreements is mitigated by the fact that (i) approximately 69% of our homes are sold through our company-owned stores for which no repurchase agreement exists; (ii) a majority of the homes we sell to independent dealers, builders and developers are pre-sold to specific retail customers; (iii) we monitor each dealer’s, builder’s and retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of dealers, builders and developers; (v) none of our independent dealers, builders and developers accounted for more than 5% of our net sales in fiscal 2009; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. We estimate that our potential obligations under such repurchase agreements were approximately $6.3 million as of March 27, 2009. During fiscal years 2009, 2008 and 2007, we did not incur any losses under these repurchase agreements.

Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants through fiscal 2009. Since the beginning of the industry downturn, several major floor plan lenders have exited the wholesale financing business for our independent dealers and GE, Textron and 21st Mortgage are all currently in the process of either exiting the business or reducing their lending to the industry. This reduced availability of wholesale financing has resulted in reduced sales to independent dealers, builders and developers during fiscal 2009.

Financial Services Segment

Our financial services subsidiaries’ fiscal year ends on different dates than ours. CountryPlace’s fiscal year ends on March 31 and Standard’s fiscal year ends on the last day of February.

Finance

We provide financing to our customers on competitive terms through our subsidiary, CountryPlace. Through CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company- owned retail sales centers and certain independent retail dealers, builders and developers. CountryPlace is an approved seller-servicer with Fannie Mae, and is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program. CountryPlace does not participate in the sub-prime market. The loans originated through CountryPlace are held for our own investment portfolio or sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract. We believe that providing financing alternatives to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with additional sources of loan origination and servicing earnings.

Loan Portfolio

All of CountryPlace’s loan contracts held for investment, sold to investors, or included in securitized financing transactions are fixed rate, simple interest contracts and have monthly scheduled payments of principal and interest. The scheduled payments for each simple interest contract would, if made on their respective due dates, result in a full or nearly full amortization of the contract. The following is an analysis of the scheduled repayments of the loans in our portfolio as of March 31, 2009 (in thousands):

	Due within 1 year	Due in 1 to 5 years	Due after 5 years	Total
Scheduled repayments of consumer loans	$3,738	$24,820	$170,759	$199,317

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At March 31, 2009, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of March 31, 2009 and March 31, 2008 (dollars in thousands):

	March 31, 2009	March 31, 2008
Non-performing loans:
Loans accounted for on a nonaccrual basis	$2,574	$2,026
Accruing loans past due 90 days or more	390	244

Total nonaccrual and 90 days past due loans	2,964	2,270
Percentage of total loans	1.49%	0.83%
Other non-performing assets(1)	2,048	1,635
Troubled debt restructurings	5,013	—

(1)	Consists of land and homes acquired through foreclosure, which is carried at fair value less estimated selling expenses.

During fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to hurricane and other repayment matters (such as employment/financial stress) impacting these borrowers. At March 31, 2009, CountryPlace has modified approximately $5.0 million of loans where principal and interest payments have been deferred or waived for periods ranging from one to three months. These loans are not reflected as non-performing loans but as troubled debt restructurings. As of March 31, 2009, the allowance for loan losses totaled $5.8 million of which $0.1 million is an impairment allowance for these loans.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of March 31, 2009 and March 31, 2008:

	March 31, 2009	March 31, 2008
Texas	42.6%	41.0%
Arizona	6.3	4.1
Florida	7.1	6.9
California	2.2	2.9

The states of California, Florida, Arizona and, to a lesser degree, Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 31, 2009 or March 31, 2008. Management believes the allowance for loan losses is adequate to cover estimated losses at March 31, 2009.

Insurance

We offer property and casualty insurance as well as extended warranties for owners of manufactured homes through our subsidiary, Standard Casualty. Standard Casualty specializes in the manufactured housing industry, primarily serving the Texas, Georgia, Arizona and New Mexico markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home dealers. All business outside the state of Texas is written on a direct basis through local agents. There are approximately 75 active producing agents.

During fiscal 2009, 92% of homeowners who purchased a home through our own retail superstores purchased extended warranties and 70% purchased property and casualty insurance. At the end of fiscal 2009, Standard Casualty had approximately 11,700 policies in force.

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

Palm Harbor’s insurance operations are regulated by the state insurance boards where they underwrite their policies. Underwriting, premiums, investments and capital reserves (including dividend payments to stockholders) are subject to the rules and regulations of these state agencies.

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

Associates

Currently, we have approximately 1,900 associates. All of our associates are non-union. We have not experienced any labor-related work stoppages and believe that our relationship with our associates is good.

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

We have a code of conduct. A copy of our code of conduct is available at our website, www.palmharbor.com.

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

If the current crisis continues for an extended period of time, or if the crisis worsens, we could face significant problems caused by a lack of liquidity.

We are currently experiencing an extreme crisis in the national and global economy generally as well as in the housing market specifically. This crisis has materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases has resulted in the unavailability of certain types of financing. Continued uncertainty in the credit and equity markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to conduct our operations or refinance our existing debt. Disruptions in the equity markets may also make it more difficult for us to raise capital through the issuance of additional shares of our common stock. In light of this economic crisis and the challenging business conditions that we are currently facing, we are focusing a significant amount of effort on cash generation and preservation. We currently have in excess of $100 million of unlevered assets and we are working with a financial advisor to leverage these assets to generate cash. However, there can be no guarantee that these efforts or any other efforts we take to increase our liquidity will be successful. If the current economic crisis continues for an extended period of time, or if the crisis worsens, we may have insufficient liquidity to meet our financial obligations in the future.

Reduced availability of wholesale financing could have a material adverse effect on us.

We finance a portion of our new inventory at our retail sales centers through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. Since the beginning of the industry downturn in 1999, several major floor plan lenders have exited the floor plan financing business. We have a floor plan facility with Textron. During our third quarter, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On April 28, 2009 (with an effective date of January 26, 2009), we agreed to an amendment which includes the following modifications: a new committed amount of $50 million (reduced from $70 million) which will gradually be reduced to $40 million by December 31, 2009, a new facility expiration date of March 31, 2010, a new interest rate of LIBOR plus 7.00%, and new financial covenants. We agreed to a further amendment dated June 4, 2009, which includes the following: extends the expiration date to June 30, 2010; lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009; alters the maximum quarterly net loss before taxes covenant to exclude any interest expense reflected on the financial statements due to 2009 accounting changes; and requires a prepayment of principal equal to any amounts of cash and cash equivalents greater than $20 million as of March 31, 2010 no later than the earlier of 10 business days after the closing of our fiscal quarter ending March 31, 2010 or April 30, 2010. We were in compliance with our new financial covenants as of March 27, 2009. Although management believes the new covenant levels for fiscal 2010 are achievable based upon our fiscal 2010 operating plan, there can be no assurances that we will be in compliance. Additionally, in light of market conditions, Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity, Such a demand, would result in, among other things, a cross default of our convertible senior notes as described in Note 6 of our consolidated financial statements. While we are currently exploring asset sales and other types of capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan at maturity. In this event, there can be assurance that Textron will consent to a further amendment of the floor plan facility. Additionally, following the expiration of the Textron facility, there can be no assurance that we will have access to a facility with similar terms. Any inability to borrow money under the Textron facility or one with similar terms, would have a material adverse effect on our operations. Reduced availability of wholesale financing for our independent dealers (GE, Textron and 21st Mortgage are all in the process of either exiting the business or reducing their lending to the industry) could also have a material adverse effect on our operations.

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

Historically, the factory-built housing industry has been highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales. The factory-built housing industry is currently in a prolonged slump with no near-term recovery. We are subject to volatility in operating results due to external factors beyond our control such as:

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

During the last three fiscal years, we idled 8 manufacturing plants and one retail sales center to effectively align current and expected regional demand. If the U.S. economy continues to slow, financial markets continue to decline, and more layoffs occur nationally, our realignment will not allow us to return to operating profitability and further cost savings and other measures will be required.

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

If customers do not repay their loans, CountryPlace may repossess or foreclose in order to liquidate its loan collateral and minimize losses. The homes and land securing the loan are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Recent and continued trends in general house price depreciation and increasing levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation beyond those normally experienced by CountryPlace. CountryPlace has a significant concentration (approximately 42%) of its borrowers in Texas. To date, Texas has experienced less severe house price depreciation and more stable economic conditions than other parts of the country. However, these conditions may change in the future, and a downturn in economic conditions in Texas could severely affect the performance of CountryPlace’s loans. In addition, CountryPlace has loans in several states that are experiencing rapid house price depreciation, such as Florida, Arizona, and California. This may adversely affect the willingness of CountryPlace’s borrowers in these states to repay their loans and result in lower realized proceeds from liquidating repossessed or foreclosed property in these states.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2009, average prices of our raw materials increased 5% compared to fiscal 2008 and in fiscal 2008, average raw materials prices decreased 2% compared to fiscal 2007. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations—lumber, gypsum wallboard and insulation—have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During fiscal 2009, 2008 and 2007, we did not incur any significant losses under these repurchase agreements.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In fiscal 2009, approximately 13% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In fiscal 2009, approximately 36% of our net sales were generated in Texas and approximately 13% of our net sales were generated in Florida. A decline in the demand for manufactured housing in Florida has already impacted our operations. While Texas has lagged the national recession to a certain extent, a further decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information with respect to our properties:

Location	Owned/Leased	Approximate Square Feet
Operating Manufacturing Facilities
Albemarle, North Carolina	Owned	112,700
Arabi, Georgia	Owned	97,970
Austin, Texas	Owned	103,800
Buda, Texas	Owned	88,275
Fort Worth, Texas	Owned	121,300
Martinsville, Virginia	Owned	75,262
Millersburg, Oregon	Owned	168,650
Plant City, Florida	Owned	87,200
Tempe, Arizona	Owned	103,500

Idled Manufacturing Facilities
Austin, Texas	Owned	77,000
Casa Grande, Arizona(1)	Owned	90,000
LaGrange, Georgia(1)	Owned	200,000
Martinsville, Virginia (2 facilities)	Owned	100,098
Plant City, Florida	Owned	93,600
Sabina, Ohio(2)	Owned	85,000
Siler City, North Carolina	Owned	91,200
Siler City, North Carolina	Leased	40,000

Component and Supply Facilities
Martinsville, Virginia	Owned	148,346

Corporate Headquarters
Addison, Texas	Leased	48,000

(1)	Facility is permanently closed and listed for sale.
(2)	The Company has entered into an agreement to sell the facility no later than the end of the first quarter of fiscal 2010.

We currently own all of our manufacturing facilities (except one building in Siler City, NC which is leased) and substantially all of the machinery and equipment used in the facilities. We believe our facilities are adequately maintained and suitable for the purposes for which they are used. Our capacity utilization rate was approximately 26% as of March 27, 2009.

In addition to our production facilities, we own 12 properties upon which 7 of our active retail centers are located. The remaining active sales centers are leased under operating leases with lease terms generally ranging from monthly to 10 years.

See Note 1 to the consolidated financial statements on our annual impairment analysis for long-term assets, including property, plant and equipment.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

In late 1992, we removed an underground storage tank formerly used to store gasoline from the site of our Tempe, Arizona manufacturing facility. We worked in cooperation with the Arizona Department of Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. We have closed the site and completed all the necessary paperwork required by the EPA to settle the claim. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. Site characterization is complicated by the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. The liability is not estimatable due to our inability to project whether any additional remediation is necessary. At this time, we do not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on our financial condition, results of operations.

Our Tempe facility is partially located within a large area that has been identified by the EPA as the Indian Bend Wash Area Superfund Site. Under federal law, certain persons known as potentially responsible parties (PRPs) may be held strictly liable on a joint and several basis for all cleanup costs and natural resource damages associated with the release of hazardous substances from a facility. The average cost to clean up a site listed on the National Priorities List is over $30 million. The Indian Bend Superfund Site is listed on the National Priorities List. Groups of PRPs may include current owners and operators of a facility, owners and operators of a facility at the time of disposal of hazardous substances, transporters of hazardous substance and those who arrange for the treatment or disposal of hazardous substances at a site. No government agency, including the EPA, has indicated that we have been or will be named as a PRP or that we are otherwise responsible for the contamination present at the Indian Bend Superfund Site. Subsequent to March 27, 2009, we received a notice of intent from the Arizona Department of Water Resources to abandon the well. In general, although no assurance can be given, we do not believe that our ownership of property partially located within the Indian Bend Superfund Site will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Fiscal 2009	High	Low
First Quarter	$8.95	$5.05
Second Quarter	11.51	4.26
Third Quarter	9.91	4.61
Fourth Quarter	5.77	1.45

Fiscal 2008	High	Low
First Quarter	$15.98	$14.04
Second Quarter	15.95	12.36
Third Quarter	14.42	10.23
Fourth Quarter	10.55	4.34

On May 26, 2009, the last reported sale price of our common stock on the Nasdaq Stock Market was $2.45. As of May 26, 2009, there were approximately 550 record holders of our common stock, and approximately 2,500 holders of the common stock overall based on an estimate of the number of individual participants represented by security position listings.

We have never paid cash dividends on our common stock. Our board of directors intends to retain any future earnings we generate to support operations and does not intend to pay cash dividends on our common stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the board of directors and will depend upon a number of factors such as our earnings levels, capital requirements, financial condition and other factors deemed relevant by the board of directors. Future loan agreements may or may not restrict or prohibit the payment of dividends.

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

The following table sets forth selected financial information regarding our financial position and operating results which has been extracted from our audited financial statements for the five fiscal years ended March 27, 2009. The information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes in Item 8 of this report.

	Fiscal Year Ended
	March 27,	March 28,	March 30,	March 31,	March 25,
	2009	2008	2007	2006	2005
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
	(In thousands, except per share data)
Statements of Operations:
Net sales	$409,274	$555,096	$661,247	$710,635	$610,538
Cost of sales	312,428	421,371	503,419	525,023	455,960

Gross profit	96,846	133,725	157,828	185,612	154,578
Selling, general and administrative expenses	120,402	150,562	160,016	161,154	154,931
Goodwill impairment	—	78,506	—	—	—

Income (loss) from operations	(23,556)	(95.343)	(2,188)	24,458	(353)
Interest expense	(15,417)	(18,654)	(15,695)	(11,739)	(8,990)
Gain on repurchase of convertible senior notes	10,566	—	—	—	—
Equity in earnings (loss) of limited partnership and Impairment charges	—	—	(4,709)	574	(763)
Other income	2,095	3,625	4,901	5,007	4,165

Income (loss) before income taxes	(26,312)	(110,372)	(17,691)	18,300	(5,941)
Income tax benefit (expense)	8	(13,890)	6,126	(7,186)	2,118

Net income (loss)	$(26,304)	$(124,262)	$(11,565)	$11,114	$(3,823)

Net income (loss) per common share—basic and diluted	$(1.15)	$(5.44)	$(0.51)	$0.49	$(0.17)

Weighted average common shares outstanding—basic and diluted	22,856	22,852	22,852	22,831	22,832

Balance Sheet Data(1):
Total assets	$411,682	$564,900	$683,264	$654,051	$571,980
Convertible senior notes	53,845	75,000	75,000	75,000	75,000
Floor plan payable	49,401	59,367	43,603	37,908	30,888
Warehouse revolving debt	—	42,175	12,045	37,413	106,298
Securitized financings	140,283	165,430	194,405	105,379	—
Shareholders’ equity	99,728	126,575	250,130	263,024	252,907

Operating Data (unaudited):
Number of new factory-built homes sold(2)	3,886	5,449	6,737	8,911	7,948
Multi-section manufactured homes sold as a percentage of total manufactured homes sold	77%	83%	91%	86%	95%
Modular homes sold as a percentage of total factory-built homes sold	25%	30%	27%	18%	17%
Number of manufacturing facilities(1)	9	12	14	18	18
Number of company-owned retail sales centers and builder locations(1)	86	87	107	116	121

(1)	As of the end of the applicable period.
(2)	Includes 583 homes sold to FEMA in fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of March 27, 2009, we operated nine manufacturing facilities that sell homes through 86 company-owned retail sales centers and builder locations and approximately 150 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio or sold to investors. We also provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

Our results for fiscal 2009 were heavily influenced by the severe state of the factory-built housing industry, the weakness in the overall housing market and the prevailing economic uncertainties and credit crisis. There was a drastic slowdown in demand for factory-built housing products and decline in retail traffic during fiscal 2009. Industry shipments for calendar year 2008 (through November) were down approximately 14% from the prior year’s already historically low levels. The three significant (to both us and the industry) manufactured housing states of Florida, California and Arizona were down a combined 41%. Consumer concerns about the economy and the lack of available credit are keeping potential homebuyers on the sidelines; therefore affecting the demand for factory-built housing. While we expect these conditions to worsen and expect our performance to improve in fiscal 2010, we are likely to still incur a net loss.

With the decline in retail demand, we have focused on new areas of business, including commercial and military projects, which present new revenue opportunities for us. These institutions are looking for a quality provider and we are well positioned as a preferred supplier to meet this demand. During fiscal 2009, we produced barracks and other housing for three military bases.

In light of the current economic crisis and with no near-term signs of recovery for the factory-built housing industry, our top priorities are cash generation and cash preservation in every area of our business. During fiscal 2009, we focused on these priorities through the following:

•

We sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans for a gain of $1.3 million. We used the proceeds to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008.

•	Through CountryPlace, we obtained a $10.0 million construction lending line to use for financing mortgage loans.

•	We completed two sale leaseback transactions totaling $6.5 million in cash for 13 of our retail properties.

•	We retired $21.2 million of our convertible senior notes for $10.6 million of cash, resulting in a gain of $10.6 million and lower interest costs.

•	We closed three less-than-efficient manufacturing facilities and one retail sales center.

•	We reduced inventories by $26.2 million and receivables by $8.2 million.

•	We have continued to reduce our overhead costs and employed other cash management steps.

•	We accomplished all the above and still funded $20 million in committed pipeline loans from working capital when our warehouse lender exited the business.

•	We have been working with a financial advisor to leverage $100 million of our unlevered assets.

For the near term, the outlook for housing, both site-built and factory-built, remains extremely challenging. A number of issues must be resolved for any recovery to gain traction, and until inventories decline, housing prices stabilize, credit is restored and general economic fundamentals improve, we do not expect any short-term improvement. In the meantime, our strategy is to manage our operations more efficiently and become a stronger and leaner company. Accordingly, we remain focused on three critical areas in our business for fiscal 2010. Our top priority is to manage our cash and leverage our balance sheet to maintain adequate liquidity through this uncertain business climate. We are also streamlining our operations to reduce both marginal costs and selling, general and administrative expenses, consistent with expected revenues. And finally, we continue to look for new sources of revenue by pursuing our creative efforts like flexible products, commercial and military modular products, and targeted Internet marketing strategies. Regardless of market conditions, we will continue to leverage our core strengths—the most trusted brand name in the industry, a diverse and high-quality product line, manufacturing excellence and exceptional customer service.

During the third quarter of fiscal 2009, our floor plan lender, Textron Financial Corporation (Textron), announced that they are in the process of an orderly liquidation of certain commercial loan business including their housing finance business. As further discussed in Note 5 of our consolidated financial statements, in April 2009, we agreed to an amendment to our floor plan facility which includes a lower total commitment amount (from $70 million to $50 million), a new expiration date of March 31, 2010, new interest rates and new financial covenants. In addition, as discussed in Note 5 of our consolidated financial statements, we agreed to a further amendment dated June 4, 2009, which extends the expiration date to June 30, 2010, among other things.

We were in compliance with our new financial covenants as of March 27, 2009. In addition, management believes that new quarterly financial covenants covering maximum net loss before taxes levels, annualized inventory turn and maximum borrowing base, all as defined in the recent amendments, for fiscal 2010 are achievable based upon our fiscal 2010 operating plan. Management has also identified other actions within their control that could be implemented, as necessary, to help us meet these quarterly requirements. However, there can be no assurance that these actions will be successful.

Additionally, in light of market conditions, it is possible that we may be unable to comply with the new financial covenants during fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default of our convertible senior notes described in Note 6 of our consolidated financial statements.

While we are currently exploring asset sales and other types of capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment of the floor plan facility agreement.

Results of Operations

The following table sets forth the items in our Statements of Operations as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	March 27, 2009	March 28, 2008	March 30, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.3	75.9	76.1

Gross profit	23.7	24.1	23.9
Selling, general and administrative expenses	29.4	27.1	24.2
Goodwill impairment	—	14.2	—

Loss from operations	(5.7)	(17.2)	(0.3)
Interest expense	(3.8)	(3.3)	(2.4)
Gain on repurchase of convertible senior notes	2.5	—	—
Equity in loss of limited partnership and impairment charges	—	—	(0.7)
Other income	0.5	0.7	0.7

Loss before income taxes	(6.5)	(19.8)	(2.7)
Income tax benefit (expense)	—	(2.5)	0.9

Net loss	(6.5)%	(22.3)%	(1.8)%

The following table summarizes certain key sales statistics as of and for the period indicated.

	Fiscal Year Ended
	March 27, 2009	March 28, 2008	March 30, 2007
Homes sold through company-owned retail sales centers and builder locations	2,932	3,763	4,003
Homes sold to independent dealers, builders and developers	954	1,686	2,734
Total new factory-built homes sold	3,886	5,449	6,737
Average new manufactured home price—retail	$73,000	$76,000	$79,000
Average new manufactured home price—wholesale	$54,000	$61,000	$66,000
Average new modular home price—retail	$175,000	$176,000	$165,000
Average new modular home price—wholesale	$72,000	$80,000	$80,000
Number of company-owned retail sales centers and builder locations at end of period	86	87	107

2009 Compared to 2008

Net Sales. Net sales decreased 26.3% to $409.3 million in fiscal 2009 as compared to $555.1 million in fiscal 2008. This decrease is primarily the result of a $140.3 million decrease in factory-built housing net sales and a $5.5 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 28.7% decrease in the total number of factory-built homes sold coupled with decreases in the average selling prices of new modular and manufactured homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Also, we were operating 20 fewer retail stores and four less factories than last year. Homes sold to independent dealers, builders and developers decreased 43.4% in fiscal 2009 largely due to slowdowns in sales to Lifestyle Communities in the three key states of Florida, California and Arizona, which historically were some of our most profitable states. The reduction in independent sales was bolstered by $16.7 million in commercial and military modular sales. The decrease in the average selling prices is the result of our lower-priced products. The decrease in financial services net revenues reflects a decline in the average consumer loans balance from $248.0 million for fiscal 2008 to $229.6 million for fiscal 2009, resulting from the sale of approximately $51.3 million of loans in April 2008.

Gross Profit. In fiscal 2009, gross profit decreased to 23.7% of net sales, or $96.8 million, from 24.1% of net sales, or $133.7 million in fiscal 2008. Gross profit for the factory-built housing segment decreased to 18.8% of net sales in fiscal 2009 from 19.7% in fiscal 2008. The decline in factory-built housing margin is primarily the result of increased manufacturing costs driven by rapidly rising material costs. This decline is partially offset by an increase in margin resulting from the impact of the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants coupled with an increase in the internalization rate (the percentage of factory-built homes we manufactured and sold through our company-owned retail stores and builder locations) from 64% in fiscal 2008 to 69% in fiscal 2009. Gross profit for the financial services segment decreased $5.8 million in fiscal 2009 due to decreased net revenues as explained above in the net sales section. However, the financial services segment produced gross profit of $27.1 million in fiscal 2009 and positively contributed to our cash flow.

Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 29.4% of net sales in fiscal 2009 from 27.1% of net sales in fiscal 2008. This increase resulted from the larger percentage decline in net sales. In dollars, selling, general and administrative expenses decreased $30.2 million to $120.4 million in fiscal 2009 from $150.6 million in fiscal 2008. Of this $30.2 million decrease, $21.5 million related to the factory-built housing segment, $1.9 million related to the financial services segment and $6.8 million related to general corporate expenses. The majority of the reductions in selling, general and administrative expenses related to the factory-built housing segment and general corporate expenses resulted from the restructuring actions taken in the fourth quarter of fiscal 2008 to close 18 under-performing sales centers and three less than efficient plants, plus a reduction in performance based compensation expense. The decrease in selling, general and administrative expenses for the financial services segment relates to a $1.5 million one-time performance-based compensation payment in fiscal 2008. The payment was based on CountryPlace profitability from inception (2002) through 2007.

Goodwill Impairment. Goodwill impairment was $78.5 million for fiscal 2008. Due to the difficult market environment and our operating losses, we determined that an interim test to assess the recoverability of goodwill was necessary. With the assistance of an independent valuation firm, we performed an interim goodwill impairment analysis and concluded that the goodwill relating to our factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, we recorded a non-cash impairment charge of $78.5 million to fully impair the goodwill related to our factory-built housing segment.

Interest Expense. Interest expense decreased 17.4% to $15.4 million in fiscal 2009 as compared to $18.7 million in fiscal 2008. Of this decrease, $1.7 million related to decreased interest expense on the average balance of the warehouse facility which was terminated April 30, 2008 and $1.4 million related to decreased interest expense on the average balance of the securitized loans resulting from reduced securitization financing balances in fiscal 2009 as compared to fiscal 2008.

Gain on Repurchase of Convertible Senior Notes. During fiscal 2009, we repurchased $21.2 million of our convertible senior notes for $10.6 million in cash, resulting in a gain of $10.6 million.

Other Income. Other income decreased 42.2% to $2.1 million in fiscal 2009 from $3.6 million in fiscal 2008 primarily due to a $2.2 million decrease in interest and dividend income resulting from reduced rates of return coupled with lower average cash and cash equivalent balances. This is offset by a $0.4 million increase on income earned on a real estate investment.

Income Tax Benefit (Expense). Income tax benefit was $8,000 in fiscal 2009 as compared to expense of $13.9 million in fiscal 2008. The $13.9 million of income tax expense for fiscal 2008 related to our recording a valuation allowance against all of our net deferred tax assets due to the uncertainty of realizing the tax benefits associated with these assets.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $150.6 million in fiscal 2008 as compared to $160.0 million in fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 27.1% for fiscal 2008 from 24.2% for fiscal 2007. Of this $9.5 million decrease, $12.4 million related to the factory-built housing segment and was offset by a $2.9 million increase in financial services (general corporate expenses were essentially flat with the prior year). Factory-built housing expenses include $5.4 million in charges related to closing 18 under-performing sales centers and 3 less than efficient plants in fiscal 2008 and $3.7 million in restructuring charges related to closing 13 sales centers and 2 plants in fiscal 2007. Excluding these charges, selling, general and administrative expenses for the factory-built housing segment decreased $14.0 million. This decrease is largely the result of the cost savings steps we put in place during fiscal 2007 plus a reduction in performance based compensation costs and operating fewer manufacturing facilities and sales centers. Selling, general and administrative expenses related to the financial services segment increased in fiscal 2008 due to a $1.5 million one-time performance-based compensation payment. The payment was based on CountryPlace profitability from inception (2002) through 2007.

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

Income Tax Benefit (Expense). Income tax expense was $13.9 million in fiscal 2008 as compared to a benefit of $6.1 million in fiscal 2007. Due to the difficult market environment, particularly the recent fallout in the sub-prime market, and our recent losses, we reviewed the recoverability of our deferred tax assets and determined that realization of the deferred tax benefits were uncertain. In fiscal 2008, we recorded a $31.1 million valuation allowance against all of our net deferred tax assets resulting in income tax expense for fiscal 2008 of $13.9 million. In fiscal 2007, we recorded a $6.1 million benefit on our loss before income taxes of $17.7 million.

Liquidity and Capital Resources

Cash and cash equivalents totaled $12.4 million at March 27, 2009, down from $28.2 million at March 28, 2008. Net cash provided by operating activities was $56.1 million in fiscal 2009 as compared to net cash used of $32.8 million in fiscal 2008. The cash provided by operating activities in fiscal 2009 is primarily attributable to the proceeds from the sale of consumer loans and principal payments on consumer loans originated. Also, the amount of net cash used for consumer loans has decreased as a result of CountryPlace not accepting applications for chattel loans and non-conforming mortgages.

Net cash provided by investing activities was $5.9 million in fiscal 2009 as compared to net cash net cash used of $0.2 million in fiscal 2008. This increase in cash provided by investing activities is primarily due to an increase in net cash received from divesting available-for-sale securities as well as a decrease in cash used for capital expenditures.

Net cash used in financing activities was $77.8 million in fiscal 2009 as compared to net cash provided by financing activities of $16.9 million in fiscal 2008. Net cash used in financing activities is primarily the result of $42.2 million used to repay in full and terminate the warehouse borrowing facility with Citigroup, $10.6 million used to repurchase $21.2 million of our convertible senior notes and $10.0 million used to pay down our floor plan payable.

We have an agreement with Textron for a floor plan facility. During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On April 28, 2009 (with an effective date of January 26, 2009), we agreed to an amendment which includes the following modifications: a new committed amount of $50 million (reduced from $70 million) which will gradually be reduced to $40 million by December 31, 2009, a new facility expiration date of March 31, 2010, a new interest rate of LIBOR plus 7.00%, and new financial covenants. The new financial covenants we had to comply with as of March 27, 2009 were a maximum quarterly net loss before taxes of $15 million, a minimum inventory turn of 2.75, and a maximum borrowing base requirement of 60% of eligible finished goods inventory. For the remaining quarters of fiscal 2010, the aggregate maximum net loss before taxes covenant requirement is reduced to $10 million. The facility has an advance rate of 90% of manufacturer’s invoice and is principally secured by new home inventory and a portion of receivables from financial institutions. As of March 27, 2009 and March 28, 2008, we had $49.4 million and $59.4 million, respectively, outstanding under the floor plan credit facility.

We agreed to a further amendment dated June 4, 2009, which includes the following:

•	extends the expiration date to June 30, 2010,

•	lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009,

•	alters the maximum quarterly net loss before taxes covenant to exclude any interest expense reflected on the financial statements due to 2009 accounting changes, and

•

requires a prepayment of principal equal to any amounts of cash and cash equivalents greater than $20 million as of March 31, 2010 no later than the earlier of 10 business days after the closing of our fiscal quarter ending March 31, 2010 or April 30, 2010.

We were in compliance with our new financial covenants as of March 27, 2009. In addition, management believes that new quarterly financial covenants covering maximum net loss before taxes levels, annualized inventory turn and maximum borrowing base, all as defined in the recent amendments, for fiscal 2010 are achievable based upon our fiscal 2010 operating plan. Management has also identified other actions within their control that could be implemented, as necessary, to help us meet these quarterly requirements. However, there can be no assurance that these actions will be successful.

Additionally, in light of market conditions, it is possible that we may be unable to comply with the new financial covenants during fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default of our convertible senior notes described in Note 6 of our consolidated financial statements.

While we are currently exploring asset sales and other types of capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment of the floor plan facility agreement.

In fiscal 2005, we issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. The note holders may require us to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2009, 2008 and 2007, the effect of converting the senior notes to 2.1 million, 2.9 million and 2.9 million shares of common stock, respectively, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share. During fiscal 2009, we repurchased $21.2 million of the Notes for $10.6 million in cash, resulting in a gain of $10.6 million.

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

On March 22, 2007, we, through CountryPlace, completed our second securitization (“2007-1”) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. Maturity of the bonds is at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. The proceeds from the securitization were used to repay approximately $97.1 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was also structured as a securitized borrowing. CountryPlace’s obligation under this securitized financing is guaranteed by us.

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

CountryPlace had an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. On April 25, 2008, CountryPlace sold approximately $51.3 million of its warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. In January 2009, CountryPlace obtained a $10.0 million construction lending line to use for financing mortgage loans during the construction period. There is no expiration period for the agreement, but CountryPlace is obligated to repurchase individual loans within 180 days from the date of original purchase of each respective loan by the financial institution. Historically, the construction period has been approximately ninety days. The construction lender has full discretion to accept or decline each individual loan purchase requested by CountryPlace. The maximum advance for loans purchased is 92% of the loan amount. The interest rate on unpaid amounts advanced is 10%. CountryPlace had outstanding unpaid advances under the facility of $3.6 million as of March 31, 2009. The facility contains certain requirements relating to the documentation of the loans purchased and amounts drawn during the construction period of each individual loan, which are customary in the industry. CountryPlace funds the difference between the amounts advanced under the facility and the balance of any additional loan.

CountryPlace currently originates conforming mortgage loans for sale to Fannie Mae and other investors. CountryPlace plans to retain the associated servicing rights. In addition, CountryPlace plans to continue holding its remaining portfolio of chattel, non-conforming mortgages for investment on a long-term basis. CountryPlace makes loans to borrowers that it believes are credit worthy based on its credit guidelines. However, originating and holding loans for investment subjects CountryPlace to more credit and interest rate risk than originating loans for resale. The ability of customers to repay their loans may be affected by a number of factors and if customers do not repay their loans, the profitability and cash flow of the loan portfolio would be adversely affected and we may incur additional loan losses.

At present, asset-backed and mortgage-backed securitization markets are effectively closed to CountryPlace and other manufactured housing lenders, and no assurances can be made that a securitization or other term financing market will be available to CountryPlace in the future. At such time in the future that any securitization or other term financing market re-emerges, CountryPlace intends to resume originating chattel and non-conforming mortgages for its investment portfolio. While we believe CountryPlace will be able to obtain liquidity through sales of conforming mortgages to Fannie Mae and other investors, no assurances can be made that these investors will continue to purchase loans secured by factory-built homes, or that CountryPlace will successfully complete transactions on acceptable terms and conditions, if at all.

During the fourth quarter of fiscal 2009, we completed two sale leaseback transactions (one transaction was with two members of senior management of the Company who are related parties) where we sold in total 13 retail sales center properties for $6.5 million in cash. One transaction (the related party transaction) resulted in a $0.7 million gain which will be amortized over the term of the lease and the other transaction resulted in a $0.5 million loss which was recorded in selling, general and administrative expenses in our consolidated statement of operations. Concurrent with the sale, we leased the properties back for a period of ten years at an aggregate annual rental of $0.6 million plus escalation under certain circumstances. The lease is renewable at our option for an additional five years. We do not have continuing involvement in the properties other than through a normal sale-leaseback.

In light of the economic crisis and challenging business environment, our top priorities are cash generation and cash preservation in every area of our operations. We have been working with a financial advisor to leverage $100 million of unlevered assets in an attempt to generate cash through this uncertain economic environment. As previously mentioned, we sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans for a gain of $1.3 million, obtained a $10.0 million construction lending line for CountryPlace to use for financing mortgage loans and completed two sale leaseback transactions for $6.5 million in cash. Additionally, we took advantage of market conditions and retired $21.2 million of our convertible senior notes for $10.6 million of cash, resulting in a gain of $10.6 million. We accomplished all these things and still funded $20 million in committed pipeline loans from working capital when our warehouse lender exited the business.

Typically our wholesale customers pay within 15 days. During fiscal 2009, we began building barracks and other housing for the U.S. Government. These government contracts have longer payment periods, which have put pressure on our cash balance. In response to these cash pressures, on April 27, 2009, the Company issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of common stock of the Company at a price of $3.14 per share, which was the closing price of the Company’s common stock on April 24, 2009. The warrants were granted in connection with a loan made by the lenders to the Company of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between the Company and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. If the Promissory Notes are not repaid in full by June 29, 2009, the aggregate number of shares of common stock that may be purchased may be increased by an amount equal to $450,000 divided by the closing price of the common stock on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. The Promissory Notes bear interest at the rate of LIBOR plus 2.0% and are secured by 150,000 shares of Standard’s common stock. The Promissory Notes also restrict the Company from selling, leasing or otherwise transferring all or any material portion of its assets or businesses’ without the lenders’ consent.

We believe that our cash on hand and the proceeds from floor plan financing, conforming mortgage sales, and any other available borrowing alternatives will be adequate to support our working capital needs and currently planned capital expenditure needs for the foreseeable future. However, our top priorities are cash generation and conservation throughout our operations to help support these cash needs as well. Because future cash flows and the availability of financing will depend on a number of factors, including prevailing economic and financial conditions, business, credit market conditions, and other factors beyond our control, no assurances can be given in this regard.

Contractual Obligations (dollars in thousands)

The following tables summarize our contractual obligations, including interest, at March 27, 2009. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Floor plan payable(1)	$53,106	$53,106	$—	$—	$—
Debt obligations
Construction lending line(1)	3,948	3,948	—	—	—
Convertible senior notes(4)	81,061	1,841	5,250	3,500	70,470
Securitized financing 2005-1(1)	89,456	12,281	16,857	13,223	47,095
Securitized financing 2007-1(1)	96,121	12,789	20,376	14,695	48,261
Repurchase obligations(2)	6,299	3,485	2,814	—	—
Letters of credit(3)	9,584	9,584	—	—	—
Operating lease obligations	17,840	5,176	7,295	2,506	2,863

Total contractual obligations	$357,415	$102,210	$52,592	$33,924	$168,689

(1)	Interest is calculated by applying contractual interest rates to 2009 fiscal year-end balances.
(2)	We have contingent repurchase obligations outstanding at March 27, 2009 which have a finite life but are replaced as we continue to sell our factory-built homes to dealers under repurchase agreements with financial institutions. We did not incur any significant losses related to these contingent repurchase obligations during fiscal 2009, 2008 and 2007.
(3)	We have provided letters of credit to providers of certain of our insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies as is customary in the industry.
(4)	The note holders may require us to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.

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

Due to the difficult market environment and the losses we recorded during fiscal 2007 and early 2008, we reviewed our deferred tax assets during fiscal 2008 to determine whether a valuation allowance was necessary. In fiscal 2008, we recognized a $31.9 million valuation allowance against all of our net deferred tax assets which resulted in us recording an income tax provision of approximately $13.9 million. In fiscal 2009, we recorded an additional $14.9 million valuation allowance and an income tax benefit of $8,000. If, after future considerations of positive and negative evidence related to the recoverability of our deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Revenue recognition. Retail sales of manufactured homes and certain single story modular homes, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. Sales of our commercial buildings, including shipping charges, are recognized when the customer enters into a legally binding sales contract, title has transferred and the home is substantially completed and accepted by the customer. Additionally, for retail sales of all multi-story modular homes, Nationwide modular homes, and manufactured homes in which we serve as the general contractor with respect to virtually all aspects of the sale and construction process, sales are not recognized until after final consumer closing. Transportation costs, unless borne by the retail customer or independent retailer, are included in the cost of sales.

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

Transfers of Financial Assets. CountryPlace completed two securitizations of factory-built housing loan receivables, both of which were accounted for as financings, which use the portfolio method of accounting in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” where (1) loan contracts are securitized and accounted for as borrowings; (2) interest income is recorded over the life of the loans using the interest method; (3) the loan contracts receivable and the securitization debt (asset-backed certificates) remain on CountryPlace’s balance sheet; and (4) the related interest margin is reflected in the income statement. The securitizations include provisions for removal of accounts by CountryPlace and other factors that preclude sale accounting of the securitizations under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

The accrual of interest is discontinued when either principal or interest is more than 120 days past due. In addition, loans are placed on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. As of March 31, 2009, CountryPlace management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs.

The portion of the loan portfolio with payments delinquent sixty-one or more days has increased to 2.09% at March 31, 2009 from 1.00% at March 31, 2008. CountryPlace management believes this increase is attributable primarily to two factors: 1) anticipated increases expected with the aging of the portfolio; and 2) deterioration in general economic conditions, including increasing levels of unemployment and continued house-price depreciation in certain states.

Based on prior experience with factory-built home loan performance, CountryPlace management expects the incidence of defaults to increase as loans age for the first three to six years of a portfolio life, and then decrease in later years. The weighted average remaining contractual life of the portfolio increased from 29 months at March 31, 2008 to 46 months at March 31, 2009. This age difference includes the effect of the April, 2008 sale of $51.3 million of loans receivable which had a weighted average age of 6 months.

House price depreciation and economic weakness has continued to adversely affect the rates of delinquency and default in mortgage loan portfolios. California, Florida, and Arizona have been especially affected. With the exception of a 42.6% concentration of loans receivable in Texas, CountryPlace’s loan portfolio is well diversified across 27 states. Accordingly, CountryPlace’s exposure to isolated local or regional economic downturns is, in normal conditions, offset by more favorable economic conditions in other states. To date, Texas has performed better than in other states in the current economic downturn and CountryPlace’s loans receivable concentration in Texas has offset the effects of economic weakness in other states. The portion of CountryPlace’s loans receivable in Texas that were 61 days or more past due at March 31, 2009 was 1.27%, or 0.82% lower than the delinquency rate for the total loans receivable portfolio.

The portion of CountryPlace’s loans receivable in Florida that were past due sixty-one days or more at March 31, 2009 increased to 3.51% from 1.51% at March 31, 2008. While loans receivable in Florida represented 7.1% of CountryPlace’s total loans receivable at March 31, 2009, Florida loans receivable past due 61 days or more represented 0.25% of total loans receivable at March 31, 2009, up from 0.10% at March 31, 2008. With the exception of Florida, delinquency performance for the Company’s loans receivable in the three states most severely affected by house price depreciation indicates that the effects of declining house prices in these states in general has had little or no discernable effect to date on the overall performance of CountryPlace’s loans receivable portfolio. Delinquent accounts in Arizona and California represent 0.14% and 0.06%, respectively, of the total loans receivable balance.

Deteriorating performance of mortgage loans in general has been driven, in large part, by product features (such as adjustable rates, interest-only payments, payment options, etc.) that have a high propensity to induce payment shock or negative equity, and underwriting practices which relied on the expectation of continuous house price. CountryPlace’s portfolio is comprised entirely of fixed-rate, full-amortizing loans. CountryPlace’s underwriting practices and risk management policies have been based on an assumption that the manufactured home collateral would depreciate, rather than appreciate, in value over the life of the loan. Accordingly, its credit standards are based on both the borrowers’ capacity to repay the loan as scheduled, and the borrowers’ history of satisfying repayment obligations. As a result, CountryPlace management believes the portfolio is less susceptible to defaults due to adjustable interest rate resets and default losses, since house price depreciation has always been considered in determining CountryPlace’s allowance for loan losses.

Allowance for loan losses as of March 31, 2009 was $5.8 million, or approximately 2.9% of the $203.0 million total consumer loans receivable and construction advances balance. We believe this allowance is adequate for expected loan losses, considering the geographic and loan-type concentrations of the portfolio, the age and remaining life of the portfolio, expected overall future credit losses, and recent delinquency experience by geographic area and type of loan collateral.

Inventory Valuation. Inventory consists of raw material and finished goods (factory-built homes). We carry very little land held for development and we do not purchase options to acquire land inventory.

Each quarter we assess the recoverability of our inventory by comparing the carrying amount to its estimated net realizable value. Our raw materials consist of home building materials and supplies and turn approximately 3 times per month. Our finished goods consist of homes completed under customer order and homes available for purchase at our retail sales centers. We evaluate the recoverability of our finished homes by comparing our inventory cost to our estimated sales price, less costs to sell. We estimate our sales price by product type (HUD code and modular). Approximately 40% of our inventory is located in Texas, where the factory-built housing business has not experienced the same declines as California and Florida. Historically, the amount of our inventory valuation adjustments has been immaterial. We are not aware of any trends or other factors that are reasonably likely to result in valuation adjustments in future periods. These valuations are significantly impacted by estimated average selling prices, average sales rates and product type. Our quarterly assessments reflect management’s estimates, which we believe are reasonable. However, based on the general economic conditions, future results could differ materially from management’s judgments and estimates.

New Accounting Pronouncement

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (Including Partial Cash Settlement)”. FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. In addition, transaction costs incurred with third parties that directly relate to the issuance of convertible debt instruments shall be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. The provisions of FSP APB 14-1 shall be applied retrospectively to all periods presented when adopted. The provisions of FSP APB 14-1 are effective for our 3.25% convertible notes on March 28, 2009, the beginning of our fiscal year 2010. We are currently evaluating the effects of FSP APB 14-1 on our consolidated financial statements. However, while our cash payments for interest on the 3.25% convertible notes will not be affected, based upon current amounts outstanding, we expect that upon adoption we will have higher annual interest expense through May 2011. Additionally, as the adoption of FSP APB 14-1 is retrospective, non-cash adjustments to increase interest expense in prior periods will be reflected in future filings, along with corresponding non-cash adjustments to record the unamortized portion of a debt discount on our 3.25% convertible notes, reduce retained earnings, increase additional paid-in capital, and reflect related income tax effects, as appropriate.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liabilities under retail floor plan financing arrangements. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of variable rate debt as of March 27, 2009 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.5 million.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 31, 2009 is held constant, a 10% increase in average interest rates would increase the fair value of CountryPlace’s portfolio by approximately $39,000. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of March 27, 2009 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Palm Harbor Homes, Inc.

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and subsidiaries as of March 27, 2009 and March 28, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 27, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and subsidiaries at March 27, 2009 and March 28, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 27, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palm Harbor Homes, Inc.’s internal control over financial reporting as of March 27, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

June 9, 2009

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	March 27, 2009	March 28, 2008
Assets
Cash and cash equivalents	$12,374	$28,206
Restricted cash	17,771	25,487
Investments	17,175	22,442
Trade receivables	23,458	31,616
Consumer loans receivable, net (includes loans held for sale of $1,148 at March 27, 2009 and $51,300 at March 28, 2008)	191,597	267,636
Inventories	97,144	123,294
Assets held for sale	5,775	7,532
Prepaid expenses and other assets	10,451	11,685
Property, plant and equipment, at cost:
Land and improvements	16,381	29,562
Buildings and improvements	45,985	44,268
Machinery and equipment	55,822	53,564
Construction in progress	265	3,658

	118,453	131,052
Accumulated depreciation	(82,516)	(84,050)

	35,937	47,002

Total assets	$411,682	$564,900

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 27, 2009	March 28, 2008
Liabilities and Shareholders’ Equity
Accounts payable	$18,954	$26,641
Accrued liabilities	45,882	69,712
Floor plan payable	49,401	59,367
Warehouse revolving debt	—	42,175
Construction lending line	3,589	—
Securitized financings	140,283	165,430
Convertible senior notes	53,845	75,000

Total liabilities	311,954	438,325
Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value
Authorized shares—2,000,000
Issued and outstanding shares—none	—	—
Common stock, $.01 par value
Authorized shares—50,000,000
Issued shares—23,807,879 at March 27, 2009 and March 28, 2008	239	239
Additional paid-in capital	54,093	54,108
Retained earnings	62,723	89,027
Treasury stock—932,634 at March 27, 2009, and 956,014 at March 28, 2008	(15,717)	(15,896)
Accumulated other comprehensive loss	(1,610)	(903)

Total shareholders’ equity	99,728	126,575

Total liabilities and shareholders’ equity	$411,682	$564,900

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended
	March 27, 2009	March 28, 2008	March 30, 2007
Net sales	$409,274	$555,096	$661,247
Cost of sales	312,428	421,371	503,419
Selling, general and administrative expenses	120,402	150,562	160,016
Goodwill impairment	—	78,506	—

Loss from operations	(23,556)	(95,343)	(2,188)
Interest expense	(15,417)	(18,654)	(15,695)
Gain on repurchase of convertible senior notes	10,566	—	—
Equity in loss of limited partnership and impairment charges	—	—	(4,709)
Other income	2,095	3,625	4,901

Loss before income taxes	(26,312)	(110,372)	(17,691)
Income tax benefit (expense)	8	(13,890)	6,126

Net loss	$(26,304)	$(124,262)	$(11,565)

Net loss per common share—basic and diluted	$(1.15)	$(5.44)	$(0.51)

Weighted average common shares outstanding—basic and diluted	22,856	22,852	22,852

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance at March 31, 2006	23,807,879	$239	$54,017	$224,854	$114	(976,639)	$(16,200)	$263,024
Comprehensive loss
Net loss	—	—	—	(11,565)	—	—	—	(11,565)
Unrealized loss on available-for-sale investments, net of tax	—	—	—	—	(528)	—	—	(528)
Amortization of interest rate hedge	—	—	—	—	(995)	—	—	(995)

Total comprehensive loss	—	—	—	(11,565)	(1,523)	—	—	(13,088)
Stock awards
Shares granted	—	—	(304)	—	—	20,553	304	—
Terminations	—	—	—	—	—	—	—	—
Provision	—	—	194	—	—	—	—	194

Balance at March 30, 2007	23,807,879	239	53,907	213,289	(1,409)	(956,086)	(15,896)	250,130
Comprehensive loss
Net loss	—	—	—	(124,262)	—	—	—	(124,262)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	398	—	—	398
Amortization of interest rate hedge	—	—	—	—	108	—	—	108

Total comprehensive (income) loss	—	—	—	(124,262)	506	—	—	(123,756)
Stock awards
Shares granted	—	—	—	—	—	—	—	—
Terminations	—	—	—	—	—	72	—	—
Provision	—	—	201	—	—	—	—	201

Balance at March 28, 2008	23,807,879	$239	$54,108	$89,027	$(903)	(956,014)	$(15,896)	$126,575
Comprehensive loss
Net loss	—	—	—	(26,304)	—	—	—	(26,304)
Unrealized loss on available-for-sale investments	—	—	—	—	(803)	—	—	(803)
Amortization of interest rate hedge	—	—	—	—	96	—	—	96

Total comprehensive loss	—	—	—	(26,304)	(707)	—	—	(27,011)
Stock awards
Shares granted	—	—	(179)	—	—	23,380	179	—
Terminations	—	—	—	—	—	—	—	—
Provision	—	—	164	—	—	—	—	164

Balance at March 27, 2009	23,807,879	$239	$54,093	$62,723	$(1,610)	(932,634)	$(15,717)	$99,728

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	March 27, 2009	March 28, 2008	March 30, 2007
Operating Activities
Net loss	$(26,304)	$(124,262)	$(11,565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,928	8,130	9,263
Provision for credit losses	2,862	3,572	3,790
Deferred income taxes	—	14,476	(1,181)
Goodwill impairment	—	78,506	—
Impairment of investment securities	508	432	—
Impairment of property, plant and equipment	—	582	—
Impairment of assets held for sale	1,543	—	—
(Gain) loss on disposition of assets	(1,045)	(623)	1,677
Gain on sale of investments	(146)	(359)	(345)
Gain on sale of loans	(1,336)	—	—
Loss on sale leaseback transaction	504	—	—
Gain on repurchase of convertible senior notes	(10,566)	—	—
Provision for long-term incentive plan	164	201	194
Proceeds from business interruption insurance	—	3,300	—
Equity in loss of limited partnership and impairment charges	—	—	4,709
Changes in operating assets and liabilities:
Restricted cash	7,716	17,982	(16,869)
Trade receivables	7,931	2,362	16,575
Consumer loans originated for investment or sale	(32,756)	(78,925)	(92,676)
Principal payments on consumer loans originated	37,663	36,006	28,063
Proceeds from sales of loans	69,833	—	—
Inventories	26,150	15,396	10,878
Prepaid expenses and other assets	705	9,065	(12,464)
Accounts payable and accrued expenses	(32,089)	(18,677)	(27,721)

Net cash provided by (used in) operating activities	57,265	(32,836)	(87,672)

Investing Activities
Purchase of minority interest	—	(1,800)	—
Purchase of property, plant and equipment, net of proceeds from disposition	567	(1,326)	(4,541)
Insurance proceeds received for property, plant and equipment	—	3,000	—
Purchases of investments	(15,165)	(7,258)	(10,824)
Sales of investments	19,301	7,215	12,962

Net cash provided by (used in) investing activities	4,703	(169)	(2,403)

Financing Activities
Net (payments on) proceeds from floor plan payable	(9,966)	15,764	5,695
Net (payments on) proceeds from warehouse revolving debt	(42,175)	30,130	(25,368)
Net proceeds from construction lending line	3,589	—	—
Payments to repurchase convertible senior notes	(10,577)	—	—
Net proceeds from sale leaseback transactions	6,476	—	—
Proceeds from securitized financings, net of transaction costs	—	—	101,476
Payments on securitized financings	(25,147)	(28,975)	(12,450)

Net cash (used in) provided by financing activities	(77,800)	16,919	69,353
Net decrease in cash and cash equivalents	(15,832)	(16,086)	(20,722)
Cash and cash equivalents at beginning of year	28,206	44,292	65,014

Cash and cash equivalents at end of year	$12,374	$28,206	$44,292

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$16,738	$18,434	$14,972
Income taxes	$49	$(8,752)	$2,954
Non-cash transactions:
Loans subject to foreclosure	$2,048	$1,206	$909

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements include the accounts of Palm Harbor Homes, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Headquartered in Addison, Texas, the Company markets factory-built homes nationwide through vertically integrated operations, encompassing factory-built housing, financing and insurance.

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

General Business Environment

The Company’s results for fiscal 2009 were heavily influenced by the severe state of the factory-built housing industry, the weakness in the overall housing market and the prevailing economic uncertainties and credit crisis. There was a drastic slowdown in demand for factory-built housing products and decline in retail traffic during fiscal 2009. Industry shipments for calendar year 2008 (through November) were down approximately 14% from the prior year’s already historically low levels. The three significant (to both the Company and the industry) manufactured housing states of Florida, California and Arizona were down a combined 41%. Consumer concerns about the economy and the lack of available credit are keeping potential homebuyers on the sidelines; therefore affecting the demand for factory-built housing. While the Company expects these conditions to worsen and the Company’s performance to improve in fiscal 2010, the Company is likely to still incur a net loss.

The Company continues to take actions to further reduce its operating costs in response to current conditions and expected demand. The Company idled one production line in Martinsville, Virginia during the second quarter, another production line in Austin, Texas during the third quarter and another production line in Siler City, North Carolina during the fourth quarter. The Company is taking additional steps to further reduce its selling, general and administrative expenses, increase margins and further reduce its receivables and inventory levels. The Company believes that this will better position it to sustain a prolonged downturn and benefit from any upside in demand when it occurs.

With the decline in retail demand, the Company has focused on new areas of business, including commercial and military projects, which present new revenue opportunities for it. These institutions are looking for a quality provider and the Company is well positioned as a preferred supplier to meet this demand. During fiscal 2009, the Company produced barracks and other housing for three military bases.

In light of the current economic crisis and with no near-term signs of recovery for the factory-built housing industry, the Company’s top priorities are cash generation and cash preservation in every area of its business. During fiscal 2009, the Company focused on these priorities through the following:

•

The Company sold $51.3 million of CountryPlace’s warehoused portfolio of chattel and mortgage loans for a gain of $1.3 million. The Company used the proceeds to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008.

•	Through CountryPlace, the Company obtained a $10.0 million construction lending line to use for financing mortgage loans.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

•	The Company completed two sale leaseback transactions totaling $6.5 million in cash for 13 of its retail properties.

•	The Company retired $21.2 million of its convertible senior notes for $10.6 million of cash, resulting in a gain of $10.6 million and lower interest costs.

•	The Company closed three less-than-efficient manufacturing facilities and one retail sales center.

•	The Company reduced inventories by $26.2 million and receivables by $8.2 million.

•	The Company has continued to reduce its overhead costs and employed other cash management steps.

•	The Company accomplished all the above and still funded $20 million in committed pipeline loans from working capital when its warehouse lender exited the business.

•	The Company has been working with a financial advisor to leverage $100 million of its unlevered assets.

For the near term, the outlook for housing, both site-built and factory-built, remains extremely challenging. A number of issues must be resolved for any recovery to gain traction, and until inventories decline, housing prices stabilize, credit is restored and general economic fundamentals improve, the Company does not expect any short-term improvement. In the meantime, the Company’s strategy is to manage its operations more efficiently and become a stronger and leaner company. Accordingly, the Company remains focused on three critical areas in its business for fiscal 2010. The Company’s top priority is to manage its cash and leverage its balance sheet to maintain adequate liquidity through this uncertain business climate. The Company is also streamlining its operations to reduce both marginal costs and selling, general and administrative expenses, consistent with expected revenues. And finally, the Company continues to look for new sources of revenue by pursuing its creative efforts like flexible products, commercial and military modular products, and targeted Internet marketing strategies. Regardless of market conditions, the Company will continue to leverage its core strengths—the most trusted brand name in the industry, a diverse and high-quality product line, manufacturing excellence and exceptional customer service.

During the third quarter of fiscal 2009, the Company’s floor plan lender, Textron Financial Corporation (Textron), announced that they are in the process of an orderly liquidation of certain commercial loan business including their housing finance business. As further discussed in Note 5, in April 2009, the Company agreed to an amendment to its floor plan facility which includes a lower total commitment amount (from $70 million to $50 million), a new expiration date of March 31, 2010, new interest rates and new financial covenants. In addition, as discussed in Note 5, the Company agreed to a further amendment dated June 4, 2009, which extends the expiration date to June 30, 2010, among other things.

The Company was in compliance with its new financial covenants as of March 27, 2009. In addition, management believes that new quarterly financial covenants covering maximum net loss before taxes levels, annualized inventory turn and maximum borrowing base, all as defined in the recent amendments, for fiscal 2010 are achievable based upon the Company’s fiscal 2010 operating plan. Management has also identified other actions within their control that could be implemented, as necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful.

Additionally, in light of market conditions, it is possible that the Company may be unable to comply with the new financial covenants during fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default of the Company’s convertible senior notes described in Note 6.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

While the Company is currently exploring asset sales and other types of capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment of the floor plan facility agreement.

Year End

The Company’s fiscal year ends on the last Friday in March. The Company’s financial services subsidiaries’ fiscal year ends on different dates than the Company’s. CountryPlace’s fiscal year ends on March 31 and Standard Casualty’s (Standard) fiscal year ends on the last day of February.

Revenue recognition

Retail sales of manufactured homes and certain single story modular homes, including shipping charges, are recognized when a down payment is received, the customer enters into a legally binding sales contract, title has transferred and the home is accepted by the customer, delivered and permanently located at the customer’s site. Sales of the Company’s commercial buildings, including shipping charges, are recognized when the customer enters into a legally binding sales contract, title has transferred and the home is substantially complete and accepted by the customer. Additionally, for retail sales of all multi-story modular homes, Nationwide modular homes, and manufactured homes in which the Company serves as the general contractor with respect to virtually all aspects of the sale and construction process, sales are not recognized until after final consumer closing. Transportation costs, unless borne by the retail customer or independent retailer, are included in cost of sales.

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

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Restricted cash

Restricted cash consists of the following (in thousands):

	March 27, 2009	March 28, 2008
Cash pledged as collateral for outstanding insurance programs and surety bonds	$10,358	$13,778
Cash related to customer deposits held in trust accounts	3,225	5,107
Cash related to CountryPlace customers’ principal and interest payments on the loans that are in the warehouse or securitized	4,188	6,602

	$17,771	$25,487

Consumer loans receivable

Consumer loans receivable consists of manufactured housing loans (held for investment, held for sale or securitized) and construction advances on non-conforming mortgages less allowances for loan losses and deferred financing costs, net of amortization. Loans held for an investment and loans securitized are stated at the aggregate remaining unpaid principal balances. Loans held for sale are recorded at the lower of cost or market on an aggregate basis. Interest income is recognized based upon the unpaid principal amount outstanding.

As of March 27, 2009 and March 28, 2008, the Company had $1.1 million and $51.3 million of loans held for sale, respectively. These loans were transferred from loans held for investment to loans held for sale at the lower of cost or fair market value. See Note 4 for more information.

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

The accrual of interest is discontinued when either principal or interest is more than 120 days past due. In addition, loans are placed on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are applied first to accrued interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. As of March 31, 2009, CountryPlace management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs.

The portion of the loan portfolio with payments delinquent sixty-one or more days has increased to 2.09% at March 31, 2009 from 1.00% at March 31, 2008. CountryPlace management believes this increase is attributable primarily to two factors: 1) anticipated increases expected with the aging of the portfolio; and 2) deterioration in general economic conditions, including increasing levels of unemployment and continued house-price depreciation in certain states.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Based on prior experience with factory-built home loan performance, CountryPlace management expects the incidence of defaults to increase as loans age for the first three to six years of a portfolio life, and then decrease in later years. The weighted average remaining contractual life of the portfolio increased from 29 months at March 31, 2008 to 46 months at March 31, 2009. This age difference includes the effect of the April, 2008 sale of $51.3 million of loans receivable which had a weighted average age of 6 months.

House price depreciation and economic weakness has continued to adversely affect the rates of delinquency and default in mortgage loan portfolios. California, Florida, and Arizona have been especially affected. With the exception of a 42.6% concentration of loans receivable in Texas, CountryPlace’s loan portfolio is well diversified across 27 states. Accordingly, CountryPlace’s exposure to isolated local or regional economic downturns is, in normal conditions, offset by more favorable economic conditions in other states. To date, Texas has performed better than in other states in the current economic downturn and CountryPlace’s loans receivable concentration in Texas has offset the effects of economic weakness in other states. The portion of CountryPlace’s loans receivable in Texas that were 61 days or more past due at March 31, 2009 was 1.27%, or 0.82% lower than the delinquency rate for the total loans receivable portfolio.

The portion of CountryPlace’s loans receivable in Florida that were past due sixty-one days or more at March 31, 2009 increased to 3.51% from 1.51% at March 31, 2008. While loans receivable in Florida represented 7.1% of CountryPlace’s total loans receivable at March 31, 2009, Florida loans receivable past due 61 days or more represented 0.25% of total loans receivable at March 31, 2009, up from 0.10% at March 31, 2008. With the exception of Florida, delinquency performance for the Company’s loans receivable in the three states most severely affected by house price depreciation indicates that the effects of declining house prices in these states in general has had little or no discernable effect to date on the overall performance of CountryPlace’s loans receivable portfolio. Delinquent accounts in Arizona and California represent 0.14% and 0.06%, respectively, of the total loans receivable balance.

Deteriorating performance of mortgage loans in general has been driven, in large part, by product features (such as adjustable rates, interest-only payments, payment options, etc.) that have a high propensity to induce payment shock or negative equity, and underwriting practices which relied on the expectation of continuous house price appreciation. CountryPlace’s portfolio is comprised entirely of fixed-rate, full-amortizing loans. CountryPlace’s underwriting practices and risk management policies have been based on an assumption that the manufactured home collateral would depreciate, rather than appreciate, in value over the life of the loan. Accordingly, its credit standards are based on both the borrowers’ capacity to repay the loan as scheduled, and the borrowers’ history of satisfying repayment obligations. As a result, CountryPlace management believes the portfolio is less susceptible to defaults due to adjustable interest rate resets and default losses, since house price depreciation has always been considered in determining CountryPlace’s allowance for loan losses.

Allowance for loan losses as of March 31, 2009 was $5.8 million, or approximately 2.9% of the $203.0 million total consumer loans receivable and construction advances balance. The Company believes this allowance is adequate for expected loan losses, considering the geographic and loan-type concentrations of the portfolio, the age and remaining life of the portfolio, expected overall future credit losses, and recent delinquency experience by geographic area and type of loan collateral.

Transfers of Financial Assets

CountryPlace completed two securitizations of factory-built housing loan receivables both of which were accounted for as financings, which use the portfolio method of accounting in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” where (1) loan contracts are securitized

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

and accounted for as borrowings; (2) interest income is recorded over the life of the loans using the interest method; (3) the loan contracts receivable and the securitization debt (asset-backed certificates) remain on CountryPlace’s balance sheet; and (4) the related interest margin is reflected in the income statement. The securitizations include provisions for removal of accounts by CountryPlace and other factors that preclude sale accounting of the securitizations under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

Investment Securities

Management determines the appropriate classification of its investment securities at the time of purchase. The Company’s investments include marketable debt and equity securities that are held as available-for-sale. All investments classified as available-for-sale are recorded at fair value with any unrealized gains and losses reported in accumulated other comprehensive income (loss), net of tax if applicable. Realized gains and losses from the sale of securities are determined using the specific identification method.

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

Inventories

Raw materials inventories are valued at the lower of cost (first-in, first-out method) or market. Finished goods are valued at the lower of cost or market, using the specific identification method.

Each quarter the Company assesses the recoverability of its inventory by comparing the carrying amount to its estimated net realizable value. Raw materials consist of home building materials and supplies and turn approximately 3 times per month. Finished goods consist of homes completed under customer order and homes available for purchase at the Company’s retail sales centers. The Company evaluates the recoverability of its finished homes by comparing its inventory cost to its estimated sales price, less costs to sell. The sales price is estimated by product type (HUD code and modular). Approximately 40% of the Company’s inventory is located in Texas, where the factory-built housing business has not experienced the same declines as California and Florida. Historically, the amount of its inventory valuation adjustments has been immaterial. Management is not aware of any trends or other factors that are reasonably likely to result in valuation adjustments in future periods.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

These valuations are significantly impacted by estimated average selling prices, average sales rates and product type. The quarterly assessments reflect management’s estimates, which management believes are reasonable. However, based on the general economic conditions, future results could differ materially from management’s judgments and estimates.

Property, plant and equipment

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements’ useful lives. Estimated useful lives for significant classes of assets are as follows: Land Improvements 10-15 years, Buildings and Improvements 3-30 years, and Machinery and Equipment 2-10 years. The Company had depreciation expense of $5.4 million, $7.1 million and $8.4 million in fiscal 2009, 2008 and 2007, respectively. Repairs and maintenance are expensed as incurred. The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. The Company evaluated its property, plant and equipment for impairment during the fourth quarter of fiscal 2009 and determined that no impairment charges were necessary. The Company recorded $0.6 million for impairment charges in fiscal 2008 and none in 2007.

Assets held for sale

During fiscal 2008, management committed to sell three manufacturing facilities with a carrying amount of $7.5 million and determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. As a result of deteriorating market conditions in fiscal 2009, the properties were not sold and continue to be classified as held for sale. However, the Company continues to actively market these properties and have reduced the selling prices to respond to the current market conditions. The Company has entered into an agreement to sell one of the facilities no later than the end of the first quarter of fiscal 2010 and plan for the remaining two facilities to be sold by the end of fiscal 2010. The carrying value of the production equipment was adjusted to its fair value less costs to sell, amounting to $5.7 million, which was determined based on third-party appraisals. A $1.5 million impairment loss has been recorded as an adjustment to the valuation allowance. The carrying value of the facilities that are held for sale is separately presented in the “Assets Held for Sale” caption in the consolidated balance sheets and is reported under the factory-built housing segment.

Goodwill

Goodwill represents the excess of purchase price over net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill annually for potential impairment by reporting unit as of the first day of its fourth fiscal quarter or more frequently if an event occurred or circumstances changed that indicated the remaining balance of goodwill may not be recoverable. Due to the difficult market environment and the losses incurred during fiscal 2007 and early 2008, the Company, with the assistance of an independent valuation firm, performed an interim goodwill impairment analysis in fiscal 2008 and concluded that the goodwill relating to its factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, the Company recorded a non-cash impairment charge of $78.5 million to fully impair the goodwill related to its factory-built housing segment.

Goodwill totaling $2.2 million at both March 27, 2009 and March 28, 2008 relates to the Company’s minority interest purchase of the remaining 20% of CountryPlace in fiscal 2008 and is included in prepaids and other assets on the Company’s consolidated balance sheets.

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

Due to the difficult market environment and the losses incurred during fiscal 2007 and early 2008, the Company reviewed its deferred tax assets during fiscal 2008 to determine whether a valuation allowance was necessary. In fiscal 2008, the Company recognized a valuation allowance of $31.9 million against all of its net deferred tax assets which resulted in the Company recording an income tax provision of approximately $13.8 million. In fiscal 2009, the Company recorded an additional $14.9 million valuation allowance against its deferred tax assets generated in fiscal 2009 and an income tax benefit of $8,000. If, after future considerations of positive and negative evidence related to the recoverability of its deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Other Income

Other income totals $2.1 million, $3.6 million and $4.9 million in fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, other income consists of $0.7 million of interest income, $0.7 million of income earned on a real estate investment and $0.7 million of income earned from mortgage lending. In fiscal 2008, other income consists of $3.0 million of interest income, $0.4 million of income earned from mortgage lending and $0.3 million of income earned on a real estate investment. In fiscal 2007, other income consists of $4.4 million in interest income and $0.3 million of gain on the sale of available-for-sale investments.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investments and changes in fair value of an interest rate hedge.

New Accounting Pronouncement

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (Including Partial Cash Settlement)”. FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. In addition, transaction costs incurred with third parties that directly relate to the issuance of convertible debt instruments shall be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt and equity issuance costs, respectively. The provisions of FSP APB 14-1 shall be applied retrospectively to all periods presented when adopted. The provisions of FSP APB 14-1 are

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

effective for the Company’s 3.25% convertible notes on March 28, 2009, the beginning of its fiscal year 2010. The Company is currently evaluating the effects of FSP APB 14-1 on its consolidated financial statements. However, while the Company’s cash payments for interest on the 3.25% convertible notes will not be affected, based upon current amounts outstanding, the Company expects that upon adoption it will have higher annual interest expense through May 2011. Additionally, as the adoption of FSP APB 14-1 is retrospective, non-cash adjustments to increase interest expense in prior periods will be reflected in future filings, along with corresponding non-cash adjustments to record the unamortized portion of a debt discount on its 3.25% convertible notes, reduce retained earnings, increase additional paid-in capital, and reflect related income tax effects, as appropriate.

2.	Inventories

Inventories consist of the following (in thousands):

	March 27, 2009	March 28, 2008
Raw materials	$8,198	$10,111
Work in process	6,110	6,730
Finished goods at factory	2,934	2,146
Finished goods at retail	79,902	104,307

	$97,144	$123,294

Inventories are pledged as collateral with Textron. See Note 5.

3.	Investments

The following tables summarize the Company’s available-for-sale investment securities as of March 27, 2009 and March 28, 2008 (in thousands):

	March 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government-sponsored enterprises(1)	$7,119	$274	$(2)	$7,391
States and political subdivisions	991	16	—	1,007
Corporate debt securities	5,612	27	(128)	5,511
Marketable equity securities	4,355	20	(1,109)	3,266

Total	$18,077	$337	$(1,239)	$17,175

	March 28, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government Agencies	$25	$—	$—	$25
Government-sponsored enterprises(1)	3,648	109	(10)	3,747
States and political subdivisions	10,205	37	(114)	10,128
Corporate debt securities	1,265	5	(4)	1,266
Marketable equity securities	7,402	148	(274)	7,276

Total	$22,545	$299	$(402)	$22,442

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 27, 2009 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government-sponsored enterprises(1)	$509	$(2)	—	—	$509	$(2)
Corporate debt securities	3,830	(128)	—	—	3,830	(128)
Marketable equity securities	1,611	(1,109)	—	—	1,611	(1,109)

Total	$5,950	$(1,239)	—	—	$5,950	$(1,239)

(The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 28, 2008 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government-sponsored enterprises(1)	$—	$—	$90	$(10)	$90	$(10)
States and political subdivisions	4,450	(114)	—	—	4,450	(114)
Corporate debt securities	—	—	754	(4)	754	(4)
Marketable equity securities	1,602	(260)	303	(14)	1,905	(274)

Total	$6,052	$(374)	$1,147	$(28)	$7,199	$(402)

(1)	Includes obligations of Government-sponsored enterprises, such as Fannie Mae, the Federal Home Loan Banks and the Federal Home Loan Mortgages.

During fiscal 2009, 15 of the Company’s available-for-sale securities with a total carrying value of $0.9 million were determined to be impaired and a realized loss of $0.5 million was recorded in the Company’s consolidated statements of operations. During fiscal 2008, one of the Company’s available-for-sale securities with a carrying value of $3.5 million was determined to be impaired and a realized loss of $0.4 million was recorded in the Company’s consolidated statements of operations.

The Company does not believe that the remaining unrealized losses on its available-for-sale investments are “other than temporary” as (1) the Company has the ability and intent to hold the investments to maturity, or a period of time sufficient to allow for a recovery in market value and, (2) it is probable that the Company will be able to collect the amounts contractually due as it has not identified any credit concerns on these securities. The Company has no non-agency mortgage related securities at March 27, 2009.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of the Company’s investment securities at March 27, 2009, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$301	$307
Due after one year through five years	7,007	7,000
Due after five years	6,414	6,602
Marketable equity securities	4,355	3,266

Total investment securities available-for-sale	$18,077	$17,175

Gross gains realized on the sales of investment securities for fiscal years 2009, 2008 and 2007 were approximately $0.4 million, $0.9 million and $0.8 million, respectively. Gross losses were approximately $0.7 million, $0.3 million and $0.2 million for fiscal years 2009, 2008 and 2007, respectively.

4.	Consumer loans receivable and allowance for loans losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	March 31, 2009	March 31, 2008
Consumer loans receivable held for investment	$198,169	$221,213
Consumer loans receivable held for sale	1,148	51,300
Construction advances on non-conforming mortgages	3,638	11,665
Deferred financing costs, net	(5,558)	(7,567)
Allowance for loan losses	(5,800)	(8,975)

Consumer loans receivable, net	$191,597	$267,636

The allowance for loan losses and related additions and deductions to the allowance are as follows (in thousands):

	March 31, 2009	March 31, 2008	March 31, 2007
Allowance for loan losses, beginning of period	$8,975	$7,739	$6,361
Provision for credit losses	2,862	3,572	3,790
Loans charged off, net of recoveries	(4,396)	(2,336)	(2,412)
Reduction of reserve due to loan sale	(1,641)	—	—

Allowance for loan losses, end of period	$5,800	$8,975	$7,739

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At March 31, 2009, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of March 31, 2009 and March 31, 2008 (dollars in thousands):

	March 31, 2009	March 31, 2008
Non-performing loans:
Loans accounted for on a nonaccrual basis	$2,574	$2,026
Accruing loans past due 90 days or more	390	244

Total nonaccrual and 90 days past due loans	2,964	2,270
Percentage of total loans	1.49%	0.83%
Other non-performing assets(1)	2,048	1,635
Troubled debt restructurings	5,013	—

(1)	Consists of land and homes acquired through foreclosure, which is carried at fair value less estimated selling expenses, and is included in prepaid and other assets on the consolidated balance sheets.

During fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to hurricane and other repayment matters (such as employment/financial stress) impacting these borrowers. At March 31, 2009, CountryPlace has modified approximately $5.0 million of loans where principal and interest payments have been deferred or waived for periods ranging from one to three months. These loans are not reflected as non-performing loans but as troubled debt restructurings. As of March 31, 2009, the allowance for loan losses totaled $5.8 million of which $0.1 million is an impairment allowance for these loans.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of March 31, 2009 and March 31, 2008:

	March 31, 2009	March 31, 2008
Texas	42.6%	41.0%
Arizona	6.3	7.1
Florida	7.1	6.9
California	2.2	2.9

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 31, 2009 or March 31, 2008. Management believes the allowance for loan losses is adequate to cover estimated losses at March 31, 2009.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.	Floor plan payable

The Company has an agreement with Textron for a floor plan facility. During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On April 28, 2009 (with an effective date of January 26, 2009), the Company agreed to an amendment which includes the following modifications: a new committed amount of $50 million (reduced from $70 million) which will gradually be reduced to $40 million by December 31, 2009, a new facility expiration date of March 31, 2010, a new interest rate of LIBOR plus 7.00%, and new financial covenants. The new financial covenants the Company had to comply with as of March 27, 2009 were a maximum quarterly net loss before taxes of $15 million, a minimum annualized inventory turn of 2.75, and a maximum borrowing base requirement of 60% of eligible finished goods inventory. For the remaining quarters of fiscal 2010, the maximum net loss before taxes covenant requirement is reduced to $10 million. The facility has an advance rate of 90% of manufacturer’s invoice and is principally secured by new home inventory and a portion of receivables from financial institutions. As of March 27, 2009 and March 28, 2008, the Company had $49.4 million and $59.4 million, respectively, outstanding under the floor plan credit facility.

The Company agreed to a further amendment dated June 4, 2009, which includes the following:

•	extends the expiration date to June 30, 2010,

•	lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009,

•	alters the maximum quarterly net loss before taxes covenant to exclude any interest expense reflected on the financial statements due to 2009 accounting changes, and

•

requires a prepayment of principal equal to any amounts of cash and cash equivalents greater than $20 million as of March 31, 2010 no later than the earlier of 10 business days after the closing of the Company’s fiscal quarter ending March 31, 2010 or April 30, 2010.

The Company was in compliance with its new financial covenants as of March 27, 2009. In addition, management believes that new quarterly financial covenants covering maximum net loss before taxes levels, annualized inventory turn and maximum borrowing base, all as defined in the recent amendments, for fiscal 2010 are achievable based upon the Company’s fiscal 2010 operating plan. Management has also identified other actions within their control that could be implemented, as necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful.

Additionally, in light of market conditions, it is possible that the Company may be unable to comply with the new financial covenants during fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default of the Company’s convertible senior notes described in Note 6.

While the Company is currently exploring asset sales and other types of capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment of the floor plan facility agreement.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6.	Debt obligations

Debt obligations consist of the following (in thousands):

	March 27, 2009	March 28, 2008
Convertible senior notes	$53,845	$75,000
Securitized financing 2005-1	68,413	80,008
Securitized financing 2007-1	71,870	85,422
Warehouse revolving debt	—	42,175
Construction lending line	3,589	—

	$197,717	$282,605

In fiscal 2005, the Company issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the Notes) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2009, 2008 and 2007, the effect of converting the senior notes to 2.1 million, 2.9 million and 2.9 million shares of common stock, respectively, was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share. At March 27, 2009 and March 28, 2008, the fair market value of the convertible senior notes is estimated at $21.5 and $42.4 million, respectively, based on quoted market prices. During fiscal 2009, the Company repurchased $21.2 million of the Notes for $10.6 million in cash, resulting in a gain of $10.6 million.

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing. CountryPlace’s obligation under this securitized financing is guaranteed by the Company.

On March 22, 2007, the Company, through its subsidiary CountryPlace, completed its second securitization (2007-1) for approximately $116.5 million of loans, which was funded by issuing bonds totaling approximately $101.9 million. The bonds were issued in four classes: Class A-1 totaling $28.9 million with a coupon rate of 5.484%; Class A-2 totaling $23.4 million with a coupon rate of 5.232%; Class A-3 totaling $24.5 million with a coupon rate of 5.593%; and Class A-4 totaling $25.1 million with a coupon rate of 5.846%. Maturity of the bonds is at varying dates beginning in 2008 through 2017 and were issued with an expected weighted average maturity of 4.86 years. The proceeds from the securitization were used to repay approximately $97.1 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was also structured as a securitized borrowing.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Company, through its subsidiary, CountryPlace, had an agreement with a financial institution for a $150.0 million warehouse borrowing facility to fund loans originated by CountryPlace. On April 25, 2008, CountryPlace sold approximately $51.3 million of its warehoused portfolio of chattel and mortgage loans. Approximately $41.5 million of the proceeds were used to repay in full and terminate the warehouse borrowing facility scheduled to expire on April 30, 2008. In January 2009, CountryPlace obtained a $10.0 million construction lending line to use for financing mortgage loans during the construction period. There is no expiration period for the agreement, but CountryPlace is obligated to repurchase individual loans within 180 days from the date of original purchase of each respective loan by the financial institution. Historically, the construction period has been approximately ninety days. The construction lender has full discretion to accept or decline each individual loan purchase requested by CountryPlace. The maximum advance for loans purchased is 92% of the loan amount. The interest rate on unpaid amounts advanced is 10%. CountryPlace had outstanding unpaid advances under the facility of $3.6 million as of March 31, 2009. The facility contains certain requirements relating to the documentation of the loans purchased and amounts drawn during the construction period of each individual loan, which are customary in the industry. CountryPlace funds the difference between the amounts advanced under the facility and the balance of any additional loan.

On April 27, 2009, the Company issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of common stock of the Company at a price of $3.14 per share, which was the closing price of the Company’s common stock on April 24, 2009. The warrants were granted in connection with a loan made by the lenders to the Company of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between the Company and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. If the Promissory Notes are not repaid in full by June 29, 2009, the aggregate number of shares of common stock that may be purchased may be increased by an amount equal to $450,000 divided by the closing price of the common stock on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. The Promissory Notes bear interest at the rate of LIBOR plus 2.0% and are secured by 150,000 shares of Standard’s common stock. The Promissory Notes also restrict the Company from selling, leasing or otherwise transferring all or any material portion of its assets or businesses’ without the lenders’ consent.

Scheduled maturities of the Company’s debt obligations consist of the following (in thousands):

Fiscal year	Amount
2010	$18,203
2011	14,779
2012	11,013
2013	9,858
2014	8,830

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.	Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 27, 2009	March 28, 2008
Salaries, wages and benefits	$10,949	$15,727
Accrued expenses on homes sold	3,693	6,064
Customer deposits	6,060	9,727
Deferred revenue	5,108	11,044
Warranty	2,972	5,425
Sales incentives	2,322	4,018
Insurance reserves	3,008	4,333
Taxes	3,061	3,357
Other	8,709	10,517

	$45,882	$70,212

8.	Income taxes

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

The Company reviewed its deferred tax assets to determine whether a valuation allowance was necessary. In fiscal 2008, the Company recognized a valuation allowance of $31.9 million against all of its net deferred tax assets which resulted in the Company recording an income tax provision of approximately $13.9 million. In fiscal 2009, the Company recorded an additional $14.9 million valuation allowance against its deferred tax assets generated in fiscal 2009 and an income tax benefit of $8,000. If, after future considerations of positive and negative evidence related to the recoverability of its deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Income tax benefit (expense) for fiscal years 2009, 2008 and 2007 is as follows (in thousands):

	March 27, 2009	March 28, 2008	March 30, 2007
Current
Federal	$12,883	$1,681	$4,742
State	(70)	(1,095)	203
Deferred	(12,805)	(14,476)	1,181

Total income tax benefit (expense)	$8	$(13,890)	$6,126

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	March 27, 2009	March 28, 2008
Deferred tax assets
Warranty reserves	$294	$718
Accrued liabilities	3,593	4,064
Inventory	1,567	2,986
Property and equipment	7,182	6,322
State net operating loss carryforward	8,800	3,104
Federal net operating loss carryforward	22,476	8,351
Other	2,774	5,255

Gross deferred tax assets	46,686	30,800
Valuation allowance	(46,821)	(31,946)

Total deferred tax assets	(135)	(1,146)
Deferred tax liabilities
Other	135	1,146

Total deferred tax liabilities	135	1,146

Net deferred income tax assets	—	—

As of March 27, 2009, the Company has federal net operating loss carryforwards of approximately $64.2 million available to offset future federal income tax and which expire between 2027 and 2029. In addition, the Company has state net operating loss carryforwards of approximately $76.0 million available to offset future state income tax and which expire between 2009 and 2029.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons (in thousands):

	March 27, 2009	March 28, 2008	March 30, 2007
Tax at statutory rate	$9,209	$38,630	$6,192
(Increases) decreases
Goodwill impairment	—	(21,909)	—
Valuation allowance	(9,107)	(31,101)	—
State taxes—net of federal tax benefit	(71)	729	(517)
Tax exempt interest	84	103	89
Other	(107)	(342)	362

Income tax benefit (expense)	$8	$(13,890)	$6,126

Effective tax rate	0.03%	(12.6)%	34.6%

9.	Shareholders’ equity

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

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

preferred stock so issued may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up, or both. In addition, any such shares of preferred stock may have class or series voting rights.

10.	Employee plan

The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 18% of eligible compensation to the 401k Plan. The Company matches 25% of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $0.8 million, $1.0 million and $0.8 million in fiscal years 2009, 2008 and 2007, respectively.

11.	Commitments and contingencies

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 27, 2009, are as follows (in thousands):

Fiscal Year	Amount
2010	$5,176
2011	2,795
2012	2,447
2013	2,053
2014 and thereafter	5,369

Rent expense (net of sublease income) was $8.1 million, $9.8 million and $10.1 million for fiscal years 2009, 2008 and 2007, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent dealers’, builders’ and developers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 27, 2009, the Company estimates that its potential obligations under all repurchase agreements were approximately $6.3 million. However, it is management’s opinion that no material loss will occur from the repurchase agreements. During fiscal years 2009, 2008 and 2007, the Company did not incur any significant losses under these repurchase agreements.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

12.	Sale-leaseback transactions

During the fourth quarter of fiscal 2009, the Company completed two sale leaseback transactions (one transaction was with two members of senior management of the Company who are related parties) where it sold in total 13 retail sales center properties for $6.5 million in cash. One transaction (the related party transaction) resulted in a $0.7 million gain which will be amortized over the term of the lease and the other transaction resulted in a $0.5 million loss which was recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations. Concurrent with the sale, the Company leased the properties back for a period of ten years at an aggregate annual rental of $0.6 million plus escalation under certain

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

circumstances. The lease is renewable at the Company’s option for an additional five years. The Company does not have continuing involvement in the properties other than through a normal sale-leaseback. The future minimum lease payments under the terms of the related lease agreements are disclosed in Note 11.

13.	Losses from natural disaster

During the third quarter of fiscal 2007, the Company’s Burleson, Texas manufacturing facility was destroyed by fire. The Company has business interruption and general liability insurance that covered the losses. During fiscal 2007, the Company received $2.0 million in recoveries and recorded $2.5 million in losses. During fiscal 2008, the Company received recoveries totaling $4.3 million and recorded $0.5 million in losses. Final settlement of the claim occurred in fiscal 2008 resulting in a gain of $3.3 million which is included in cost of sales in the consolidated statements of operations.

14.	Restructuring charges

During the fourth quarter of fiscal 2008, the Company closed its Sabina, Ohio, Casa Grande, Arizona and one of its Plant City, Florida manufacturing facilities as well as 18 under-performing retail sales centers to more effectively align its manufacturing capacity and distribution channels with current and expected regional demand. In connection with these actions, the Company recorded restructuring charges totaling $8.3 million primarily related to facility closure costs. Of this $8.3 million, $2.9 million is included in cost of sales and $5.4 million is included in selling, general and administrative expenses on the Company’s consolidated statement of operations. Also, as part of this restructuring, the Company listed three of its manufacturing facilities for sale. The Company continues to try to sell these facilities. The carrying value of these facilities is included in assets held for sale on the consolidated balance sheets. No significant additional charges are expected to be incurred in connection with this restructuring.

During fiscal 2007, the Company closed two less-than-efficient manufacturing facilities and 13 under-performing retail sales centers. In connection with these actions, the Company recorded restructuring charges totaling $6.1 million primarily related to facility closure costs. Of this $6.1 million, $2.4 million is included in cost of sales and $3.7 million is included in selling, general and administrative expenses on the Company’s consolidated statements of operations.

15.	Fair value of financial instruments

The book value and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	March 27, 2009		March 28, 2008
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents(1)	$12,374	$12,374	$28,206	$28,206
Restricted cash(1)	17,771	17,771	25,487	25,487
Investments(2)	17,175	17,175	22,442	22,442
Consumer loans receivables(3)	199,317	193,029	272,513	264,338
Floor plan payable(1)	49,401	49,401	59,367	59,367
Warehouse revolving debt(1)	—	—	42,175	42,175
Construction lending line(1)	3,589	3,589	—	—
Convertible senior notes(2)	53,845	13,461	75,000	42,400
Securitized financings(4)	140,283	108,972	165,430	157,074

(1)	The fair value approximates book value due to the instruments’ short term maturity.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(2)	The fair value is based on market prices.
(3)	Includes consumer loans receivable held for investment and held for sale. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of March 27, 2009.
(4)	The fair value is estimated using quoted market prices for similar securities.

As of March 29, 2008, the Company has adopted Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157) for financial assets and liabilities. SFAS 157 defines fair value, introduces a framework for measuring fair value and enhances disclosures about fair value measurements of assets and liabilities.

The Company elected to implement SFAS 157 with the one-year deferral permitted by FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), issued February 2008, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. As it relates to the Company, the deferral applies to assets held for sale, which totaled $5.8 million as of March 27, 2009.

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (The Company had no level 3 securities at the end of 2009 or during the year then ended).

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of March 27, 2009
	Total	Level 1	Level 2	Level 3
Investments(1)	$17,175	$3,270	$13,905	$—
Other non-performing assets(2)	$2,048	—	$2,048	—

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)	Consists of land and homes acquired through foreclosure.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.	Business segment information

The Company operates principally in two segments: 1) factory-built housing, which includes manufactured housing, modular housing and retail operations and 2) financial services, which includes finance and insurance. The following table details net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2009, 2008 and 2007 (in thousands):

	Year Ended
	March 27, 2009	March 28, 2008		March 30, 2007
Net sales
Factory-built housing	$371,265	$511,577		$623,139
Financial services	38,009	43,519		38,108

	$409,274	$555,096		$661,247

Net sales for financial services consists of:
Insurance	$15,606	$17,180		$15,633
Finance	22,403	26,339		22,475

	$38,009	$43,519		$38,108

Income (loss) from operations
Factory-built housing	$(24,171)	$(95,089	)(1)	$2,317
Financial services	17,753	21,638		19,695
General corporate expenses	(17,138)	(21,892)		(24,200)

	$(23,556)	$(95,343)		$(2,188)

Interest expense	$(15,417)	$(18,654)		$(15,695)
Gain on repurchase of convertible senior notes	10,566	—		—
Equity in loss of limited partnership and impairment charges	—	—		(4,709)
Other income	2,095	3,625		4,901

Loss before income taxes	$(26,312)	$(110,372)		$(17,691)

Identifiable assets
Factory-built housing	$125,333	$159,383		$231,167
Financial services	255,623	317,239		305,732
Other	30,726	88,278		146,365

	$411,682	$564,900		$683,264

Depreciation and amortization
Factory-built housing	$4,841	$6,433		$7,872
Financial services	280	804		652
Other	807	893		739

	$5,928	$8,130		$9,263

Capital expenditures, net of proceeds from disposition
Factory-built housing	$(1,800)	$1,203		$4,495
Financial services	84	123		46

	$(1,716)	$1,326		$4,541

(1)	Includes $78.5 million of goodwill impairment charges.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17.	Investment in limited partnership

In June 2002, the Company invested $3.0 million to become the sole limited partner and 50% owner of an existing mortgage banking firm, BSM Financial L. P. (BSM), which was accounted for using the equity method of accounting. During the second quarter of fiscal 2007, the Company filed a petition for the dissolution of its partnership with BSM. The investment of $4.4 million was written off effective September 29, 2006. Effective May 18, 2007, the Company reached an agreement with BSM to terminate the partnership. As part of the agreement, both parties agreed to mutual releases of all prior claims, counterclaims and causes of action.

18.	Acquisition

On February 15, 2008, the Company entered into an agreement with CountryPlace’s minority interest holders (related parties to the Company) in which the Company purchased the remaining 20% of CountryPlace. In accordance with the agreement, the Company paid the minority interest holders $1.8 million on February 15 and issued a promissory note to pay $1.8 million plus interest (LIBOR plus 1.25%) on June 30, 2008 in exchange for 500,000 shares of CountryPlace Common Stock, $1 par value. Additionally, as an inducement to each minority interest holder to remain in his management capacity with CountryPlace, the Company agreed that if each minority interest holder is in the employ of CountryPlace on February 10, 2010, it will issue 52,424 shares of the Company’s Common Stock to each minority interest holder. The minority interest acquisition was accounted for using purchase accounting and resulted in goodwill of $2.2 million. The common stock transaction will be recorded as compensation expense over the service period and is included in selling, general and administrative expenses on the Company’s consolidated statements of operations.

19.	Accrued product warranty obligations

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

Accrued product warranty obligations are classified as accrued liabilities in the consolidated balance sheets. The following table summarizes the accrued product warranty obligations at March 27, 2009, March 28, 2008 and March 30, 2007 (in thousands).

	March 27, 2009	March 28, 2008	March 30, 2007
Accrued warranty balance, beginning of period	$5,425	$5,922	$7,354
Net warranty expense provided	7,736	20,178	21,590
Cash warranty payments	(10,189)	(20,675)	(23,022)

Accrued warranty balance, end of period	$2,972	$5,425	$5,922

20.	Related party transactions

During the fourth quarter of fiscal 2009, the Company completed a sale leaseback transaction with a partnership which included two members of senior management of the Company. See note 12 for further details of the transaction.

On April 27, 2009, the Company issued warrants to each of Capital Southwest Corporation, Sally Posey and the Estate of Lee Posey, all of which are related parties to the Company. The warrants were granted in connection with a loan made by these related parties to the Company. See Note 6 for further details of the transaction.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

21.	Quarterly financial data (unaudited)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2009 and 2008.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total
	(in thousands, except per share data)
Fiscal Year Ended
March 27, 2009
Net sales	$130,021	$110,716	$89,642		$78,895	$409,274
Gross profit	31,957	26,635	19,045		19,209	96,846
Income (loss) from operations	778	(4,449)	(10,278)		(9,607)	(23,556)
Net income (loss)	1,625	(6,474)	(12,891)		(8,564)	(26,304)
Income (loss) per share—basic and diluted	$0.07	$(0.28)	$(0.56)		$(0.37)	$(1.15)
Fiscal Year Ended
March 28, 2008
Net sales	$143,294	$144,639	$140,626		$126,537	$555,096
Gross profit	34,401	36,488	32,102		30,734	133,725
Loss from operations	(2,626)	(79,545)	(5,450	)(1)	(7,722)	(95,343)
Net loss	(4,251)	(98,097)	(9,251)		(12,663)	(124,262)
Loss per share—basic and diluted	$(0.19)	$(4.29)	$(0.41)		$(0.55)	$(5.44)

(1)	Includes $1.5 million related to one-time performance based compensation payments to CountryPlace management determined by total CountryPlace profits since inception in 2002. Of this amount, $1.2 million related to the fiscal years 2002 through 2007 and $0.2 million related to the six months ended September 28, 2007. The adjustment was made in the third quarter of fiscal 2008 as the amount of the adjustment was not material to prior periods, expected 2008 results or the trend of earnings in any period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 27, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 27, 2009. During the quarter ending on March 27, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 27, 2009 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 27, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of March 27, 2009, has been audited by Ernst & Young LLP, the independent registered accounting firm who also audited the Company’s consolidated statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 67.

/s/ LARRY H. KEENER
Larry H. Keener
Chairman and Chief Executive Officer

/s/ KELLY TACKE
Kelly Tacke
Executive Vice President, Chief Financial Officer and Secretary

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

Board of Directors and Shareholders

Palm Harbor Homes, Inc.

We have audited Palm Harbor Homes Inc.’s internal control over financial reporting as of March 27, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palm Harbor Homes Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Palm Harbor Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 27, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palm Harbor Homes, Inc. as of March 27, 2009 and March 28, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 27, 2009 of Palm Harbor Homes, Inc. and related financial statement schedule and our report dated June 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

June 9, 2009

PART III.

Item 10.	Directors and Executive Officers of the Registrant

(a) Information set forth in the sections entitled “Proposal One: Election of Directors”, “Governance of the Company”, and “Executive Officers” in the Company’s proxy statement for the annual meeting of shareholders to be held July 22, 2009 is incorporated herein by reference.

(b) The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the annual meeting of shareholders to be held July 22, 2009 is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the sections entitled “Executive Officers” and “Report of the Compensation Committee” in the Company’s proxy statement for the annual meeting of shareholders to be held July 22, 2009 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section entitled “Share ownership of principal shareholders, directors and management” in the Company’s proxy statement for the annual meeting of shareholders to be held July 22, 2009 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth in the Section entitled “Related Party Transaction” in the Company’s proxy statement for the annual meeting of shareholders to be held July 22, 2009 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section entitled “Proposal Two: Ratification of Independent Auditors” in the Company’s proxy statement for the annual meeting of shareholders to be held July 22, 2009 is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)    (1)    Financial Statements

Our Consolidated Financial Statements for the year ended March 27, 2009 are included on pages 37 through 65 of this report.

(2)    Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts and Reserves is included on page 71 of this report.

(3)    Index to Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.1	Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

10.2	Form of Indemnification Agreement between the Company and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.3	Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.4	Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

*10.5	Sixth Amendment to Amended and Restated Agreement for Wholesale Financing dated June 4, 2009 by and between Textron Financial Corporation, Palm Harbor Homes, Inc. and Palm Harbor Manufacturing, L.P.

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of the Report).

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.

*32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener and Kelly Tacke.

*	Filed herewith

(b)	None.
(c)	See Item 14(a)(3) above.
(d)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on June 9, 2009.

PALM HARBOR HOMES, INC.

/s/ LARRY H. KEENER
Larry H. Keener, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Larry H. Keener and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 27, 2009 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/s/ LARRY H. KEENER Larry H. Keener	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	June 9, 2009

/s/ KELLY TACKE Kelly Tacke	Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 9, 2009

/s/ WALTER D. ROSENBERG, JR. Walter D. Rosenberg, Jr.	Director	June 9, 2009

/s/ FREDERICK R. MEYER Frederick R. Meyer	Director	June 9, 2009

/s/ JOHN H. WILSON John H. Wilson	Director	June 9, 2009

/s/ A. GARY SHILLING A. Gary Shilling	Director	June 9, 2009

/s/ W. CHRISTOPHER WELLBORN W. Christopher Wellborn	Director	June 9, 2009

/s/ WILLIAM M. ASHBAUGH William M. Ashbaugh	Director	June 9, 2009

/s/ TIM SMITH Tim Smith	Director	June 9, 2009

Palm Harbor Homes, Inc.

Schedule II—Valuation and Qualifying Accounts

Deferred tax asset valuation allowance:
Balance at March 31, 2006 and March 30, 2007	$—
Establish valuation allowance	15,317
Net change in deferred tax assets	16,629

Balance at March 28, 2008	31,946
Net change in deferred tax assets	14,875

Balance at March 27, 2009	$46,821