Form 10-Q
period 2009-06-26
PALM HARBOR HOMES INC /FL/
filed 2009-08-03
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

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

Shares of common stock $.01 par value, outstanding on August 3, 2009 – 22,875,245.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 26, 2009	March 27, 2009
	(Unaudited)	(As adjusted)
		(Note 1)
Assets
Cash and cash equivalents	$22,314	$12,374
Restricted cash	17,669	17,771
Investments	14,396	17,175
Trade receivables	24,908	23,458
Consumer loans receivable, net	188,908	191,597
Inventories	88,791	97,144
Assets held for sale	4,575	5,775
Prepaid expenses and other assets	8,551	10,451
Property, plant and equipment, net	34,631	35,937

Total assets	$404,743	$411,682

Liabilities and shareholders’ equity
Accounts payable	$25,669	$18,954
Accrued liabilities	45,170	45,882
Floor plan payable	43,436	49,401
Notes payable to related parties	4,500	—
Construction lending line	4,799	3,589
Securitized financings	135,121	140,283
Convertible senior notes, net	48,528	47,939

Total liabilities	307,223	306,048

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	69,023	68,200
Retained earnings	44,544	54,522
Treasury shares	(15,717)	(15,717)
Accumulated other comprehensive loss	(569)	(1,610)

Total shareholders’ equity	97,520	105,634

Total liabilities and shareholders’ equity	$404,743	$411,682

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 26, 2009	June 27, 2008
		(As adjusted)
		(Note 1)
Net sales	$82,421	$130,021
Cost of sales	63,097	98,064
Selling, general and administrative expenses	24,378	31,179

Income (loss) from operations	(5,054)	778

Interest expense	(4,964)	(4,879)
Gain on repurchases of convertible senior notes	—	3,037
Other income	228	581

Loss before income taxes	(9,790)	(483)

Income tax expense	(188)	(58)

Net loss	$(9,978)	$(541)

Net loss per common share – basic and diluted	$(0.44)	$(0.02)

Weighted average common shares outstanding – basic and diluted	22,875	22,852

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months Ended
	June 26, 2009	June 27, 2008
		(As adjusted)
		(Note 1)
Operating Activities
Net loss	$(9,978)	$(541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,456	1,476
Provision for credit losses	837	847
Non-cash interest expense	1,393	800
Loss (gain) on disposition of assets	416	(71)
Gain on sale of loans	(40)	(1,300)
Gain on repurchases of convertible senior notes	—	(3,037)
Loss (gain) on sale of investments	163	(88)
Impairment of investments	135	—
Changes in operating assets and liabilities:
Restricted cash	102	2,677
Trade receivables	(1,677)	(7,311)
Consumer loans originated	(8,821)	(9,854)
Principal payments on consumer loans originated	3,795	16,817
Proceeds from sales of consumer loans	7,145	53,654
Inventories	8,353	9,775
Prepaid expenses and other assets	1,773	(141)
Accounts payable and accrued expenses	5,824	(3,821)

Net cash provided by operating activities	10,876	59,882

Investing Activities
Net disposals (purchases) of property, plant and equipment	803	(1,993)
Purchases of investments	(856)	(1,247)
Sales of investments	4,534	4,220

Net cash provided by investing activities	4,481	980

Financing Activities
Net (payments on) proceeds from floor plan payable	(5,965)	926
Net payments on warehouse revolving debt	—	(42,175)
Net proceeds from construction lending line	1,210	—
Payments to repurchase convertible senior notes	—	(6,306)
Proceeds from notes payable to related parties	4,500	—
Payments on securitized financings	(5,162)	(8,763)

Net cash used in financing activities	(5,417)	(56,318)
Net increase in cash and cash equivalents	9,940	4,544
Cash and cash equivalents at beginning of period	12,374	28,206

Cash and cash equivalents at end of period	$22,314	$32,750

See accompanying notes.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 27, 2009 included in the Company’s Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

The balance sheet at March 27, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Subsequent Events

In accordance with the recently issued FASB Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 26, 2009 through the date of the filing, August 3, 2009.

General Business Environment

The prevailing economic uncertainties and depressed housing market have continued to challenge the factory-built housing industry and the Company’s business in the first quarter of fiscal 2010. The Company’s revenues for the quarter are indicative of the weak demand for factory-built housing products, however, the year over year decline is not as severe as the overall pace of national industry shipments. Total industry shipments, including both HUD-code and modular products, were down almost 50% through the most recent reporting period. The Company’s retail deliveries were down 36% as compared with the first quarter of fiscal 2009. The major portion of this decline continues to be from the key states of Florida, Arizona and California.

Despite the extremely challenging sales environment, the Company’s net sales increased 4.5% sequentially over the fourth quarter of fiscal 2009. The Company has also made considerable progress in reducing its operating costs and managing its business as efficiently as possible in this environment. Sequentially, the Company’s selling, general and administrative expenses decreased 15% and its operating loss decreased 47% from the fourth quarter of fiscal 2009.

With the decline in retail demand, the Company is aggressively pursuing key revenue growth initiatives. The Company has introduced its flexible products, which allow many homes to be sold from one model. This provides the Company with greater manufacturing flexibility and reduces its inventory costs. The Company continues to expand its commercial and military modular channels, which represent higher margin business than residential sales to independent retailers. The Company is the winning bidder of approximately $13.5 million in new government contracts for military installations to be completed in fiscal 2010. The Company’s direct-to-consumer internet sales continue to gain momentum as this marketing strategy is capturing more retail sales through a cost-effective channel. Finally, the Company’s financial services segment continued to deliver profitable results in the first quarter of fiscal 2010.

The Company’s floor plan agreement is with Textron who announced during the third quarter of fiscal 2009 that they are in the process of an orderly liquidation of their housing inventory finance business. In April 2009 (with an effective date of January 26, 2009), the Company agreed to an amendment which included a committed amount of $50 million, an expiration date of March 31, 2010, an interest rate of LIBOR plus 7.00%, and new financial covenants. In June 2009, as discussed in Note 6 to its

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

condensed consolidated financial statements, the Company agreed to a further amendment which extended the expiration date to June 30, 2010 and lowered the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009, among other things.

While the Company is currently exploring asset sales and other capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not expand or require any new fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FASB Staff Position 157-2, Effective Date of Statement No. 157 (“FSP 157-2”), deferred the effective date of SFAS No. 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and financial liabilities effective March 29, 2008 and adopted the remaining provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities on March 28, 2009. These new provisions did not have a material effect on the consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. These new provisions did not have a material effect on the consolidated financial position, results of operations or cash flows. Note 13 to these condensed consolidated financial statements contains certain disclosures related to the adoption of FSP 107-1 and APB 28-1.

In April 2009, the FASB issued FASB Staff Position No. 115-2 and 124-2, Recognition of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. In addition, the FSP requires that the annual disclosures required by FSP 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), including the aging of securities with unrealized losses, be made for interim periods. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 is effective for interim periods and fiscal years ending after June 15, 2009. These new provisions did not have a material effect on the consolidated financial position, results of operations or cash flows. Note 3 to these condensed consolidated financial statements contains certain disclosures related to the adoption of FSP 115-2 and 124-2.

In May 2009, the FASB issued SFAS No. 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. These new provisions did not have a material effect on the consolidated financial position, results of operations or cash flows. Note 1 to these condensed consolidated financial statements contains certain disclosures related to the adoption of SFAS 165.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2008, the FASB issued FSP APB Opinion No.14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations. Once adopted, FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The adoption of FSP APB 14-1 affects the accounting for our 3.25% Convertible Senior Notes issued in 2004 and due 2024 (the “Notes”).

The Company adopted FSP APB 14-1 on March 28, 2009 and applied the provisions of the standard retrospectively to all periods presented. The retrospective application of this pronouncement affects fiscal years 2005 through 2009. The Company determined that the liability component of the convertible notes was $52.7 million and the equity component of the convertible notes was $22.3 million as of the date of issuance in fiscal 2005.

The following tables summarize the effect of the accounting changes resulting from the adoption of FSP APB 14-1 on the consolidated financial statements (in thousands, except per share date):

	Three months ended June 27, 2008
	As originally reported	Effects of change	As adjusted
Statements of Operations:
Interest expense	$4,079	$800	$4,879
Gain on repurchases of convertible senior notes	4,403	(1,366)	3,037
Net income (loss)	1,625	(2,166)	(541)
Net income (loss) per common share – basic and diluted	0.07	(0.05)	(0.02)

	As of March 27, 2009
	As originally reported	Effects of change	As adjusted
Balance Sheets:
Convertible senior notes, net	$53,845	$(5,906)	$47,939
Additional paid-in capital	54,093	14,107	68,200
Retained earnings	62,723	(8,201)	54,522
Total shareholders’ equity	99,728	5,906	105,634

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended June 27, 2008
	As originally reported	Effects of change	As adjusted
Statements of Cash Flows:
Net income (loss)	$1,625	$(2,166)	$(541)
Non-cash interest expense	—	800	800
Gain on repurchases of convertible senior notes	4,403	(1,366)	3,037

2.	Inventories

Inventories consist of the following (in thousands):

	June 26, 2009	March 27, 2009
Raw materials	$5,739	$8,198
Work in process	5,303	6,110
Finished goods at factory	1,706	2,934
Finished goods at retail	76,043	79,902

	$88,791	$97,144

Inventories are pledged as collateral with Textron. See Note 6.

3.	Investments

The following tables summarize the Company’s available-for-sale investment securities as of June 26, 2009 and March 27, 2009 (in thousands):

	June 26, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and Government Agencies	$1,477	$54	$—	$1,531
Mortgage-backed securities	4,279	228	—	4,507
States and political subdivisions	692	9	—	701
Corporate debt securities	4,463	43	(79)	4,427
Marketable equity securities	3,228	396	(394)	3,230

Total	$14,139	$730	$(473)	$14,396

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,119	$274	$(2)	$7,391
States and political subdivisions	991	16	—	1,007
Corporate debt securities	5,612	27	(128)	5,511
Marketable equity securities	4,355	20	(1,109)	3,266

Total	$18,077	$337	$(1,239)	$17,175

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 26, 2009 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$2,079	$(79)	$—	$—	$2,079	$(79)
Marketable equity securities	1,105	(394)	—	—	1,105	(394)

Total	$3,184	$(473)	$—	$—	$3,184	$(473)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 27, 2009 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$509	$(2)	—	—	$509	$(2)
Corporate debt securities	3,830	(128)	—	—	3,830	(128)
Marketable equity securities	1,611	(1,109)	—	—	1,611	(1,109)

Total	$5,950	$(1,239)	—	—	$5,950	$(1,239)

During the first quarter of fiscal 2010, 11 of the Company’s available-for-sale equity securities with a total carrying value of $0.4 million were determined to be other-than-temporarily impaired and a realized loss of $0.1 million was recorded in the Company’s consolidated statements of operations. During the first quarter of fiscal 2009, none of the Company’s available-for-sale securities were determined to be other-than-temporarily impaired.

The Company’s investments in marketable equity securities consist primarily of investments in common stock of industrial companies ($1.7 million of the total fair value and $366,000 of the total unrealized losses in common stock investments). The remaining marketable equity securities consist primarily of bank trust and insurance companies and public utility companies. Within the Company’s portfolio of common stocks in industrial companies, the fair value and unrealized losses are distributed among approximately 35 companies. The severity of the impairment (fair value is approximately 4% less than cost) and the duration of the impairment (less than 12 months) reflect the decline in the overall stock market. The Company has seen increases in the market value of its stock portfolio during the first quarter of fiscal 2010, consistent with improvements seen in the overall stock market. Based on the improvements in the stock market and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at June 26, 2009.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s unrealized loss on investments in corporate debt securities primarily relates to a $0.5 million investment in Wells Fargo industrial bonds and a $0.5 million investment in Metropolitan Life industrial bonds. Because the Company has the ability and intent to hold these investments until a recovery of fair value, does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, it does not consider the Company’s investments in corporate debt securities to be other-than-temporarily impaired at June 26, 2009.

The amortized cost and fair value of the Company’s investment securities at June 26, 2009, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year or less	$250	$251
Due after one year through five years	5,468	5,594
Due after five years	5,193	5,321
Marketable equity securities	3,228	3,230

Total investment securities available-for-sale	$14,139	$14,396

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the first quarter of 2010 and 2009 were approximately $218,000 and $191,000, respectively. Gross losses were approximately $381,000 and $103,000 for the first quarter of fiscal 2010 and 2009, respectively.

4.	Restricted Cash

Restricted cash consists of the following (in thousands):

	June 26, 2009	March 27, 2009
Cash pledged as collateral for outstanding insurance programs and surety bonds	$10,293	$10,358
Cash related to customer deposits held in trust accounts	3,149	3,225
Cash related to CountryPlace customers’ principal and interest payments on the loans that are securitized	4,227	4,188

	$17,669	$17,771

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	June 30, 2009	March 31, 2009
Consumer loans receivable held for investment	$194,360	$198,169
Consumer loans receivable held for sale	922	1,148
Construction advances on non-conforming mortgages	4,867	3,638
Deferred financing costs, net	(5,522)	(5,558)
Allowance for loan losses	(5,719)	(5,800)

Consumer loans receivable, net	$188,908	$191,597

The allowance for loan losses and related additions and deductions to the allowance during the three months ended June 30, 2009 and June 30, 2008 are as follows (in thousands):

	Three Months Ended
	June 30, 2009	June 30, 2008
Allowance for loan losses, beginning of period	$5,800	$8,975
Provision for credit losses	837	847
Loans charged off, net of recoveries	(918)	(1,074)
Reduction of reserve due to loan sale	—	(1,641)

Allowance for loan losses, end of period	$5,719	$7,107

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At June 30, 2009, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of June 30, 2009 and March 31, 2009 (dollars in thousands):

	June 30, 2009	March 31, 2009
Non-performing loans:
Loans accounted for on a nonaccrual basis	$1,942	$2,574
Accruing loans past due 90 days or more	595	390

Total nonaccrual and 90 days past due loans	2,537	2,964
Percentage of total loans	1.30%	1.49%
Other non-performing assets (1)	1,788	2,048
Troubled debt restructurings	5,994	5,013

(1)      Consists of land and homes acquired through foreclosure, which is carried at fair value less estimated selling expenses, and is included in prepaid and other assets on the consolidated balance sheets.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Beginning in fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to hurricane and other repayment matters (such as employment/financial stress) impacting these borrowers. As of June 30, 2009, CountryPlace has modified approximately $6.0 million of loans where principal and interest payments have been deferred or waived for periods ranging from one to three months. These loans are not reflected as non-performing loans but as troubled debt restructurings. As of June 30, 2009, the allowance for loan losses totaled $5.7 million of which $0.1 million is an impairment allowance for these loans.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of June 30, 2009 and March 31, 2009:

	June 30, 2009	March 31, 2009
Texas	42.7%	42.6%
Arizona	6.2	6.3
Florida	7.0	7.1
California	2.2	2.2

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 30, 2009 or March 31, 2009. Management believes the allowance for loan losses is adequate to cover estimated losses at June 30, 2009.

6.	Floor Plan Payable

The Company has an agreement with Textron for a floor plan facility. During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On June 4, 2009, the Company agreed to an amendment that included the following modifications:

•	extends the expiration date from March 31, 2010 to June 30, 2010;

•	lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009;

•	alters the maximum quarterly net loss before taxes covenant to exclude any interest expense reflected on the financial statements due to 2009 accounting changes; and

•

requires a prepayment of principal equal to any amounts of cash and cash equivalents greater than $20 million as of March 31, 2010 no later than the earlier of 10 business days after the closing of the Company’s fiscal quarter ending March 31, 2010 or April 30, 2010.

The facility has an interest rate of LIBOR plus 7.0%, an advance rate of 90% of manufacturer’s invoice and is principally secured by new home inventory and a portion of receivables from financial institutions. In order to borrow against the facility, the Company must comply with the following financial covenants: maximum quarterly net loss before taxes of $10 million, minimum annualized inventory turn of 2.75, and a maximum borrowing base requirement of 60% of eligible finished goods inventory.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company was in compliance with its new financial covenants as of June 26, 2009. In addition, management believes that new quarterly financial covenants covering maximum net loss before taxes levels, annualized inventory turn and maximum borrowing base, all as defined in the recent amendments, for fiscal 2010 are achievable based upon the Company’s fiscal 2010 operating plan. Management has also identified other actions within their control that could be implemented, as necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful.

Additionally, in light of market conditions, it is possible that the Company may be unable to comply with the new financial covenants during the remaining quarters of fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default of the Company’s convertible senior notes described in Note 7.

While the Company is currently exploring asset sales and other capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

7.	Convertible senior notes

In 2004, the Company issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. During the first quarter of fiscal 2009, the Company repurchased $10.8 million principal amount of the Notes, which had a book value of $9.3 million net of debt discount, for $6.3 million in cash. The purchase price was allocated entirely to the liability component of the securities. The Company recorded a gain of $3.0 million in connection with the repurchase. The Company did not repurchase any Notes in the first quarter of fiscal 2010. For the three month periods ended June 26, 2009 and June 27, 2008, the effect of converting the senior notes to approximately 2.1 million and 2.5 million, respectively, shares of common stock was anti-dilutive, and therefore, was not considered in determining diluted earnings per share.

The liability component related to the convertible senior notes are reflected in the condensed consolidated balance sheets as of June 26, 2009 and March 27, 2009 as follows (in thousands):

	June 26, 2009	March 27, 2009
Principal amount of the liability component	$53,845	$53,845
Unamortized debt discount	5,317	5,906

Convertible senior notes, net	$48,528	$47,939

Interest expense for the three months ended June 26, 2009 and June 27, 2008 includes $0.6 million and $0.8 million, respectively, representing amortization of the debt discount at an effective interest rate of 9.11%.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Securitized financings

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

9.	Notes payable to related parties

On April 27, 2009, the Company issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of common stock of the Company at a price of $3.14 per share, which was the closing price of the Company’s common stock on April 24, 2009. The Black-Scholes method was used to value the warrants, which resulted in the Company recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010. The warrants were granted in connection with a loan made by the lenders to the Company of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between the Company and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. The Promissory Notes were repaid in full on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. The Promissory Notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard’s common stock.

10.	Other Comprehensive Loss

The difference between net loss and total comprehensive loss for the three months ended June 26, 2009 and June 27, 2008 is as follows (in thousands):

	Three Months Ended
	June 26, 2009	June 27, 2008
Net loss	$(9,978)	$(541)
Unrealized gain on available-for-sale investments	1,018	280
Amortization of interest rate hedge	23	27

Comprehensive loss	$(8,937)	$(234)

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations or cash flows of the Company.

12.	Accrued Product Warranty Obligations

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at June 26, 2009 and June 27, 2008 (in thousands):

	June 26, 2009	June 27, 2008
Accrued warranty balance, beginning of period	$2,972	$5,425
Net warranty expense provided	2,184	3,752
Cash warranty payments	(2,107)	(4,058)

Accrued warranty balance, end of period	$3,049	$5,119

13.	Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	June 26, 2009		March 27, 2009
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$22,314	$22,314	$12,374	$12,374
Restricted cash (1)	17,669	17,669	17,771	17,771
Investments (2)	14,396	14,396	17,175	17,175
Consumer loans receivables (3)	195,282	189,460	199,317	193,029
Floor plan payable (1)	43,436	43,436	49,401	49,401
Construction lending line (1)	4,799	4,799	3,589	3,589
Convertible senior notes (2)	48,528	17,769	47,939	13,461
Securitized financings (4)	135,121	106,296	140,283	108,972

(1)      The fair value approximates book value due to the instruments’ short term maturity.

(2)      The fair value is based on market prices.

(3)      Includes consumer loans receivable held for investment and held for sale. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of June 26, 2009.

(4)      The fair value is estimated using quoted market prices for similar securities.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with SFAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 26, 2009
	Total	Level 1	Level 2	Level 3
Investments (1)	14,396	3,230	11,166	—
Other non-performing assets (2)	1,788	—	1,788	—
(1) Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date. (2) Consists of land and homes acquired through foreclosure.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three months ended June 26, 2009 and June 27, 2008 (in thousands):

	Three Months Ended
	June 26, 2009	June 27, 2008
Net sales
Factory-built housing	$73,390	$118,968
Financial services	9,031	11,053

	$82,421	$130,021

Income (loss) from operations
Factory-built housing	$(4,014)	$(1,189)
Financial services	3,850	5,722
General corporate expenses	(4,890)	(3,755)

	$(5,054)	$778

Interest expense	$(4,964)	$(4,879)
Gain on repurchases of convertible senior notes	—	3,037
Other income	228	581

Loss before income taxes	$(9,790)	$(483)

15.	Income Taxes

During the three month periods ended June 26, 2009 and June 27, 2008, the Company recorded no federal income tax expense or benefit due to the availability of net operating loss carryforwards, which are not assured of realization. Tax expense recorded in these periods related to taxes payable in various states the Company does business. The Company expects to record no federal income tax expense or benefit for the remainder of fiscal 2010, as it is uncertain whether the Company is assured of realization of benefits associated with its net operating loss carryforwards.

16.	Subsequent Event

Effective July 22, 2009, the Palm Harbor Homes, Inc. 2009 Stock Incentive Plan (the “Plan”) was adopted. The Plan allows for the issuance of up to 1,844,000 shares of common stock to the Company’s employees and outside directors in the form of non-statutory stock options, incentive stock options and restricted stock awards.

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 16.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of June 26, 2009, we operated nine manufacturing facilities that sell homes through 81 company-owned retail sales centers and builder locations and over 150 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio or sold to investors. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

The prevailing economic uncertainties and depressed housing market have continued to challenge our industry and our business in the first quarter of fiscal 2010. Our revenues for the quarter are indicative of the weak demand for factory-built housing products, however, the year over year decline is not as severe as the overall pace of national industry shipments. Total industry shipments, including both HUD-code and modular products, were down almost 50% through the most recent reporting period. Our retail deliveries were down 36% as compared with the first quarter of fiscal 2009. The major portion of this decline continues to be from the key states of Florida, Arizona and California.

Despite the extremely challenging sales environment, our net sales increased 4.5% sequentially over the fourth quarter of fiscal 2009. We have also made considerable progress in reducing our operating costs and managing our business as efficiently as possible in this environment. Sequentially, our selling, general and administrative expenses decreased 15% and our operating loss decreased 47% from the fourth quarter of fiscal 2009.

With the decline in retail demand, we are aggressively pursuing key revenue growth initiatives. We have introduced our flexible products, which allow many homes to be sold from one model. This provides us with greater manufacturing flexibility and reduces our inventory costs. We continue to expand our commercial and military modular channels, which represent higher margin business than residential sales to independent retailers. We are the winning bidder of approximately $13.5 million in new government contracts for military installations to be completed in fiscal 2010. Our direct-to-consumer internet sales continue to gain momentum as this marketing strategy is capturing more retail sales through a cost-effective channel. Finally, our financial services segment continued to deliver profitable results in the first quarter of fiscal 2010.

Our floor plan agreement is with Textron who announced during the third quarter of fiscal 2009 that they are in the process of an orderly liquidation of their housing inventory finance business. In April 2009 (with an effective date of January 26, 2009), we agreed to an amendment which included a committed amount of $50 million, an expiration date of March 31, 2010, an interest rate of LIBOR plus 7.00%, and new financial covenants. In June 2009, as discussed in Note 6 to our condensed consolidated financial statements, we agreed to a further amendment which extended the expiration date to June 30, 2010 and lowered the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009, among other things.

While we are currently exploring asset sales and other capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	June 26, 2009	June 27, 2008
Net sales	100.0%	100.0%
Cost of sales	76.6	75.4

Gross profit	23.4	24.6
Selling, general and administrative expenses	29.6	24.0

Income (loss) from operations	(6.2)	0.6
Interest expense	(6.0)	(3.7)
Gain on repurchases of convertible senior notes	—	2.3
Other income	0.3	0.4

Loss before income taxes	(11.9)	(0.4)
Income tax expense	(0.2)	—

Net loss	(12.1)%	(0.4)%

The following table summarizes certain key sales statistics as of and for the three months ended June 26, 2009 and June 27, 2008.

	Three Months Ended
	June 26, 2009	June 27, 2008
Homes sold through company-owned retail sales centers and builder locations	580	909
Homes sold to independent dealers, builders and developers	149	284
Total new factory-built homes sold	729	1,193
Average new manufactured home price – retail	$70,000	$76,000
Average new manufactured home price – wholesale	$56,000	$50,000
Average new modular home price – retail	$169,000	$172,000
Average new modular home price – wholesale	$75,000	$79,000
Number of company-owned retail sales centers at end of period	77	83
Number of company-owned builder locations at end of period	4	4

Three Months Ended June 26, 2009 Compared to Three Months Ended June 27, 2008

Net Sales. Net sales decreased 36.6% to $82.4 million in the first quarter of fiscal 2010 from $130.0 million in the first quarter of fiscal 2009. This decrease is primarily the result of a $45.6 million decrease in factory-built housing net sales and a $2.0 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 38.9% decrease in the total number of factory-built homes sold coupled with decreases in the average selling prices of new manufactured and modular homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Homes sold to independent dealers, builders and developers decreased 47.5% in the first quarter of fiscal 2010 largely due to slowdowns in sales to lifestyle communities in the three key states of Florida, California and Arizona, which historically were some of our most profitable states. The decrease in the average selling prices is the result of our new lower-priced products. The decrease in financial services net revenues reflects a decline in the average consumer loans receivable balance from $237.7 million for the first quarter of fiscal 2009 to $190.2 million for the first quarter of fiscal 2010, resulting from the sale of approximately $51.3 million of loans in April 2008.

Gross Profit. In the first quarter of fiscal 2010, gross profit decreased to 23.4% of net sales, or $19.3 million, from 24.6% of net sales, or $32.0 million in the first quarter of fiscal 2009. Gross profit for the factory-built housing segment decreased to 18.4% of net sales in the first quarter of fiscal 2010 from 19.9% in the first quarter of fiscal 2009. Factory-built housing margins were impacted by $1.1 million in charges associated with the closing of five retail sales centers and an increase in group medical expense. Gross profit for the financial services segment decreased $2.5 million in the first quarter of fiscal 2010 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses. In dollars, selling, general and administrative expenses decreased $6.8 million to $24.4 million in the first quarter of fiscal 2010 from $31.2 million in the first quarter of fiscal 2009. Of this $6.8 million decrease, $6.6 million related to the factory-built housing segment and $0.6 million related to financial services and was offset by a $0.3 million increase in general corporate expenses. The decline in selling, general and administrative expenses related to the factory-built housing segment resulted from a reduction of six operating sales centers and one factory versus prior year, in addition to a 35% head count decrease and a major decrease in the fixed expenses of our ongoing operations. As a percentage of net sales, selling, general and administrative expenses increased to 29.6% of net sales in the first quarter of fiscal 2010 as compared to 24.0% of net sales in the first quarter of fiscal 2009.

Interest Expense. Interest expense increased 1.7% to $5.0 million in the first quarter of fiscal 2010 from $4.9 million in the first quarter of fiscal 2009. Interest expense increased due to noncash interest expense of $0.8 million related to warrants issued in connection with $4.5 million of short term Promissory Notes, offset by decreased interest expense of $0.3 million related to securitized financings and $0.3 million related to convertible senior notes.

Gain on Repurchases of Convertible Senior Notes. During the first quarter of fiscal 2009, we repurchased $10.8 million principal amount of our convertible senior notes, which had a book value of $9.3 million net of debt discount, for $6.3 million in cash. We recorded a gain of $3.0 million in connection with the repurchases.

Other Income. Other income decreased 60.8% to $0.2 million in the first quarter of fiscal 2010 from $0.6 million in the first quarter of fiscal 2009. This decrease is primarily due to a $0.2 million decrease in interest income.

Income Tax Expense. Income tax expense was $188,000 in the first quarter of fiscal 2010 as compared to $58,000 in the first quarter of fiscal 2009. Tax expense recorded in these periods related to taxes payable in various states we do business. We do not expect to record federal income tax expense for the remainder of fiscal 2010 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

Cash and cash equivalents totaled $22.3 million at June 26, 2009, up $9.9 million from $12.4 million at March 27, 2009. Net cash provided by operating activities was $10.6 million in the first quarter of fiscal 2010 as compared to $59.8 million in the first quarter of fiscal 2009. The decrease in net cash provided by operating activities is primarily attributable to $53.7 million of consumer loans sold in the first quarter of fiscal 2009.

Net cash provided by investing activities was $4.5 million in the first quarter of fiscal 2010 as compared to $1.0 million in the first quarter of fiscal 2009. This increase in cash provided by investing activities is primarily due to net proceeds received from the sale of property, plant and equipment.

Net cash used in financing activities was $5.4 million in the first quarter of fiscal 2010 as compared to $56.3 million in the first quarter of fiscal 2009. Net cash used in financing activities in the first quarter of fiscal 2010 was primarily the result of $6.0 million used to pay down the floor plan facility, and $5.1 million used for payments on securitized financings. These cash outflows were offset by $4.5 million in proceeds from notes payable to related parties and $1.2 million in proceeds from borrowings on the construction lending line. Net cash used in financing activities in the first quarter of fiscal 2009 was primarily attributable to $42.2 million used to repay in full and terminate the warehouse borrowing facility, $8.8 million used for payments on securitized financings, and $6.3 million used to repurchase $10.8 million principal amount of our convertible senior notes.

We have an agreement with Textron for a floor plan facility. During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On June 4, 2009, we agreed to an amendment that included the following modifications:

•	extends the expiration date from March 31, 2010 to June 30, 2010;

•	lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009;

•	alters the maximum quarterly net loss before taxes covenant to exclude any interest expense reflected on the financial statements due to 2009 accounting changes; and

•

requires a prepayment of principal equal to any amounts of cash and cash equivalents greater than $20 million as of March 31, 2010 no later than the earlier of 10 business days after closing our fiscal quarter ending March 31, 2010 or April 30, 2010.

The facility has an interest rate of LIBOR plus 7.0%, an advance rate of 90% of manufacturer’s invoice and is principally secured by new home inventory and a portion of receivables from financial institutions. In order to borrow against the facility, we must comply with the following financial covenants: maximum quarterly net loss before taxes of $10 million, minimum annualized inventory turn of 2.75, and a maximum borrowing base requirement of 60% of eligible finished goods inventory.

We were in compliance with our new financial covenants as of June 26, 2009. In addition, management believes that new quarterly financial covenants covering maximum net loss before taxes levels, annualized inventory turn and maximum borrowing base, all as defined in the recent amendments, for fiscal 2010 are achievable based upon our fiscal 2010 operating plan. Management has also identified other actions within their control that could be implemented, as necessary, to help us meet these quarterly requirements. However, there can be no assurance that these actions will be successful.

Additionally, in light of market conditions, it is possible that we may be unable to comply with the new financial covenants during the remaining quarters of fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default of our convertible senior notes described in Note 7.

While we are currently exploring asset sales and other capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

In 2004, Palm Harbor issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. During the first quarter of fiscal 2009, we repurchased $10.8 million principal amount of the Notes, which had a book value of $9.3 million net of debt discount, for $6.3 million in cash. We recorded a gain of $3.0 million in connection with the repurchase. We did not repurchase any Notes in the first quarter of fiscal 2010. For the three months ended June 26, 2009 and June 27, 2008, the effect of converting the senior notes to approximately 2.1 million and 2.5 million shares, respectively, of common stock was anti-dilutive, and therefore, was not considered in determining diluted earnings per share.

In January 2009, CountryPlace obtained a $10.0 million construction lending line to use for financing mortgage loans during the construction period. There is no expiration period for the agreement, but CountryPlace is obligated to repurchase individual loans within 180 days from the date of original purchase of each respective loan by the financial institution. Historically, the construction period has been approximately ninety days. The construction lender has full discretion to accept or decline each individual loan purchase requested by CountryPlace. The maximum advance for loans purchased is 92% of the loan amount. The interest rate on unpaid amounts advanced is 10%. CountryPlace had outstanding unpaid advances under the facility of $4.8 million as of June 30, 2009. The facility contains certain requirements relating to the documentation of the loans purchased and amounts drawn during the construction period of each individual loan, which are customary in the industry. CountryPlace funds the difference between the amounts advanced under the facility and the balance of any additional loan.

On April 27, 2009, we issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of our common stock at a price of $3.14 per share, which was the closing price of our common stock on April 24, 2009. The Black-Scholes method was used to value the warrants, which resulted in us recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010. The warrants were granted in connection with a loan made by the lenders to us of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between us and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. The Promissory Notes were repaid in full on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. The Promissory Notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard’s common stock.

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

We finance a portion of our new inventory at our retail sales centers through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. Since the beginning of the industry downturn in 1999, several major floor plan lenders have exited the floor plan financing business. We have a floor plan facility with Textron. During our third quarter, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On April 28, 2009 (with an effective date of January 26, 2009), we agreed to an amendment which includes the following modifications: a new committed amount of $50 million (reduced from $70 million) which will gradually be reduced to $40 million by December 31, 2009, a new facility expiration date of March 31, 2010, a new interest rate of LIBOR plus 7.00%, and new financial covenants. We agreed to a further amendment dated June 4, 2009, which includes the following:

•	extends the expiration date to June 30, 2010;

•	lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009;

•	alters the maximum quarterly net loss before taxes covenant to exclude any interest expense reflected on the financial statements due to 2009 accounting changes; and

•

requires a prepayment of principal equal to any amounts of cash and cash equivalents greater than $20 million as of March 31, 2010 no later than the earlier of 10 business days after the closing of our fiscal quarter ending March 31, 2010 or April 30, 2010.

We were in compliance with our new financial covenants as of June 26, 2009. Although management believes the new covenant levels for fiscal 2010 are achievable based upon our fiscal 2010 operating plan, there can be no assurances that we will be in compliance.

Additionally, in light of market conditions, Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. As a result, if a loan violation were to occur and not be remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand, would result in, among other things, a cross default of our convertible senior notes as described in Note 6 of our consolidated financial statements. While we are currently exploring asset sales and other capital raising alternatives in order to generate liquidity, there can be no assurance that such activities will be successful or generate cash resources adequate to fully retire the Textron floor plan at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility.

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

We continue to reduce our manufacturing capacity and distribution channels to effectively align with current and expected regional demand to maintain operating profitability. If the economy continues to worsen, our return to operating profitability will be delayed.

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

If customers do not repay their loans, CountryPlace may repossess or foreclose in order to liquidate its loan collateral and minimize losses. The homes and land securing the loan are subject to fluctuating market values, and proceeds realized from liquidating repossessed or foreclosed property are highly susceptible to adverse movements in collateral values. Recent and continued trends in general house price depreciation and increasing levels of unemployment may result in additional defaults and exacerbate actual loss severities upon collateral liquidation beyond those normally experienced by CountryPlace. CountryPlace has a significant concentration (approximately 43%) of its borrowers in Texas. To date, Texas has experienced less severe house price depreciation and more stable economic conditions than other parts of the country. However, these conditions may change in the future, and a downturn in economic conditions in Texas could severely affect the performance of CountryPlace’s loans. In addition, CountryPlace has loans in several states that are experiencing rapid house price depreciation, such as Florida, Arizona, and California. This may adversely affect the willingness of CountryPlace’s borrowers in these states to repay their loans and result in lower realized proceeds from liquidating repossessed or foreclosed property in these states.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the first quarter of fiscal 2010, approximately 8% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the first quarter of fiscal 2010, approximately 46% of our net sales were generated in Texas. While Texas has lagged the national recession to a certain extent, a further decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liability under retail floor plan financing arrangements. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of variable rate debt as of June 26, 2009 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $ 0.4 million.

CountryPlace is exposed to market risk related to the accessibility and terms of long-term financing of its loans. In the past, CountryPlace accessed the asset-based securities market to provide term financing of its chattel and non-conforming mortgage originations. At present, asset-backed and mortgage-backed securitization markets are effectively closed to CountryPlace and other manufactured housing lenders. Accordingly, it is unlikely that CountryPlace can continue to securitize its loan originations as a means to obtain long-tern funding. This inability to continue to securitize its loans caused CountryPlace to discontinue origination of chattel loans and non-conforming mortgages until other sources of funding are available.

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of June 26, 2009 is held constant, a 10% increase in average interest rates would increase the fair value of CountryPlace’s portfolio by approximately $2.3 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of June 26, 2009 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $0.5 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of June 26, 2009. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 26, 2009.

There has been no change to our internal control over financial reporting during the quarter ended June 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings – Not applicable

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds – Not applicable

Item 3.	Defaults upon Senior Securities – Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders of Palm Harbor Homes, Inc. was held on July 22, 2009.

b)	The following nominees were elected Directors until the next Annual Meeting of Shareholders and until their respective successors shall have been elected and qualified.

Larry H. Keener

William M. Ashbaugh

Frederick R. Meyer

A. Gary Shilling

Tim Smith

W. Christopher Wellborn

John H. Wilson

c)	The tabulation of votes for each Director nominee was as follows:

Election of Directors:	For	Withheld
Larry H. Keener	21,340,550	137,560
William M. Ashbaugh	15,540,908	5,937,202
Frederick R. Meyer	21,082,357	395,753
A. Gary Shilling	20,471,086	62,905
Tim Smith	21,348,013	130,097
W. Christopher Wellborn	16,234,080	5,244,030
John H. Wilson	21,111,359	468,739

d)	The Palm Harbor Homes 2009 Stock Incentive Plan was adopted. The tabulation of votes was as follows:

For	Withheld	Abstaining
20,406,762	153,725	2,734

e)	Ernst & Young LLP was appointed as independent auditors for the year ending March 26, 2010. The tabulation of the votes was as follows:

For	Withheld	Abstaining
21,471,423	6,308	379

Item 5.	Other information – Not applicable

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2009

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer