Form 10-Q
period 2009-09-25
PALM HARBOR HOMES INC /FL/
filed 2009-11-03
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock $.01 par value, outstanding on November 3, 2009 – 22,875,245.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 25, 2009	March 27, 2009
	(Unaudited)	(As adjusted)
		(Note 1)
Assets
Cash and cash equivalents	$17,324	$12,374
Restricted cash	16,717	17,771
Investments	14,077	17,175
Trade receivables	20,543	23,458
Consumer loans receivable, net	184,227	191,597
Inventories	85,948	97,144
Assets held for sale	4,575	5,775
Prepaid expenses and other assets	9,034	10,451
Property, plant and equipment, net	33,088	35,937

Total assets	$385,533	$411,682

Liabilities and shareholders’ equity
Accounts payable	$24,814	$18,954
Accrued liabilities	44,302	45,882
Floor plan payable	44,550	49,401
Construction lending line	4,471	3,589
Securitized financings	130,969	140,283
Convertible senior notes, net	49,117	47,939

Total liabilities	298,223	306,048

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	69,042	68,200
Retained earnings	34,148	54,522
Treasury shares	(15,717)	(15,717)
Accumulated other comprehensive loss	(402)	(1,610)

Total shareholders’ equity	87,310	105,634

Total liabilities and shareholders’ equity	$385,533	$411,682

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
		(As adjusted)		(As adjusted)
		(Note 1)		(Note 1)
Net sales	$74,797	$110,716	$157,218	$240,737
Cost of sales	56,784	84,081	119,881	182,145
Selling, general and administrative expenses	24,657	31,084	49,035	62,263

Loss from operations	(6,644)	(4,449)	(11,698)	(3,671)

Interest expense	(4,054)	(4,493)	(9,018)	(9,372)
Gain on repurchases of convertible senior notes	—	738	—	3,775
Other income	211	583	439	1,164

Loss before income taxes	(10,487)	(7,621)	(20,277)	(8,104)

Income tax benefit (expense)	91	(184)	(97)	(242)

Net loss	$(10,396)	$(7,805)	$(20,374)	$(8,346)

Net loss per common share – basic and diluted	$(0.45)	$(0.34)	$(0.89)	$(0.37)

Weighted average common shares outstanding – basic and diluted	22,875	22,869	22,875	22,860

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	September 25, 2009	September 26, 2008
		(As adjusted)
		(Note 1)
Operating Activities
Net loss	$(20,374)	$(8,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,854	2,979
Provision for credit losses	1,496	1,530
Non-cash interest expense	1,982	1,476
Loss (gain) on disposition of assets	624	(593)
Loss (gain) on sale of loans	77	(1,309)
Gain on repurchases of convertible senior notes	—	(3,775)
Loss (gain) on sale of investments	159	(146)
Changes in operating assets and liabilities:
Restricted cash	1,054	3,720
Trade receivables	2,688	(3,189)
Consumer loans originated	(18,166)	(16,487)
Principal payments on consumer loans originated	6,954	26,910
Proceeds from sales of consumer loans	17,236	57,412
Inventories	11,196	6,378
Prepaid expenses and other assets	1,163	1,310
Accounts payable and accrued expenses	4,056	(7,847)

Net cash provided by operating activities	12,999	60,023

Investing Activities
Net disposals (purchases) of property, plant and equipment	909	(1,452)
Purchases of investments	(1,023)	(12,767)
Sales of investments	5,348	15,387

Net cash provided by investing activities	5,234	1,168

Financing Activities
Net (payments on) proceeds from floor plan payable	(4,851)	6,178
Net payments on warehouse revolving debt	—	(42,175)
Net proceeds from construction lending line	882	—
Payments to repurchase convertible senior notes	—	(8,538)
Payments on securitized financings	(9,314)	(15,059)

Net cash used in financing activities	(13,283)	(59,594)
Net increase in cash and cash equivalents	4,950	1,597
Cash and cash equivalents at beginning of period	12,374	28,206

Cash and cash equivalents at end of period	$17,324	$29,803

See accompanying notes.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 27, 2009 included in the Company’s Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

The balance sheet at March 27, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Subsequent Events

The Company evaluated subsequent events after the balance sheet date of September 25, 2009 through the date of the filing, November 3, 2009.

General Business Environment

The prevailing economic uncertainties and depressed housing market have continued to challenge the factory-built housing industry and the Company’s business in the second quarter of fiscal 2010. The Company’s revenues for the quarter are indicative of the constrained demand for factory-built housing products resulting from a more restrictive financing environment and an over-supply of discounted site-built homes. While the Company’s year over year revenues declined 32.4% and retail deliveries were down 27.3% as compared with the second quarter of fiscal 2009, the year-to-date national industry shipments declined 43.6% for HUD-code products and 50.4% for modular products. The major portion of this decline continues to be from the key states of Florida, Arizona and California.

With the expected reduction in revenues, the Company has continued to streamline its operating costs. As a result of the Company’s improved manufacturing efficiencies, gross margin for the second fiscal quarter was 24.1%, which was unchanged from the prior year. The Company effectively lowered its quarterly selling, general and administrative expenses by 20.7% from the same period a year ago. The Company believes this will better position it to sustain a continued downturn and, at the same time, benefit from any market improvements when it occurs. The Company is also pursuing innovative ways to both expand its product offering and reach new distribution channels to further drive revenues. The Company has focused on the commercial and military markets for modular products to provide a new growth opportunity at higher price points than the residential market. The Company was the winning bidder on a $13.5 million military project that will be completed in calendar year 2010 and it will continue to aggressively bid on additional future projects. Finally, the Company’s financial services segment continued to deliver profitable results in the second quarter of fiscal 2010.

The Company’s floor plan agreement is with Textron who announced during the third quarter of fiscal 2009 that they are in the process of an orderly liquidation of their housing inventory finance business. In April 2009 (with an effective date of January 26, 2009), the Company agreed to an amendment which included a committed amount of $50 million, an expiration date of March 31, 2010, an interest rate of LIBOR plus 7.00%, and new financial covenants. In June 2009, as discussed in Note 6 to its condensed consolidated financial statements, the Company agreed to a further amendment which extended the expiration date to June 30, 2010 and lowered the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009, among other things.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In light of the current challenging business conditions, the Company is focusing a significant amount of effort on cash generation and preservation, including the exploration of various alternatives to generate additional liquidity. These alternatives include the possibility of raising new debt or equity capital or completing strategic asset sales. However, there can be no assurance that these efforts will be successful or will generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

New Accounting Pronouncements

Codification. Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

Fair Value. In September 2006, the FASB issued guidance, which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements. The guidance is contained in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). The guidance does not expand or require any new fair value measurements and is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. The Company adopted the provisions for financial assets and financial liabilities effective March 29, 2008 and adopted the remaining provisions for nonfinancial assets and nonfinancial liabilities on March 28, 2009. These new provisions did not have a material effect on the consolidated financial position, results of operations or cash flows.

Other-Than-Temporary Impairments. In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt securities, as well as financial statement presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. We adopted the provisions of this guidance for the quarter ended June 26, 2009. The adoption did not have a material effect on our consolidated financial statements.

Subsequent Events. In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance is contained in ASC Topic 855, “Subsequent Events” and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. These new provisions did not have a material effect on the consolidated financial position, results of operations or cash flows. Note 1 to these condensed consolidated financial statements contains certain disclosures related to the adoption of these provisions.

Convertible Debt. On January 1, 2009, we adopted the Cash Conversion Subsections of ASC Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion” (“Cash Conversion Subsections”), which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The Cash Conversion Subsections require issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

debt (unsecured debt) borrowing rate when interest cost is recognized. The Cash Conversion Subsections require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations. Once adopted, the Cash Conversion Subsections require retrospective application to the terms of instruments as they existed for all periods presented. The adoption of the Cash Conversion Subsections affects the accounting for our 3.25% Convertible Senior Notes issued in 2004 and due 2024 (the “Notes”).

The Company adopted the Cash Conversion Subsections on March 28, 2009 and applied the provisions of the standard retrospectively to all periods presented. The retrospective application of this pronouncement affects fiscal years 2005 through 2009. The Company determined that the liability component of the convertible notes was $52.7 million and the equity component of the convertible notes was $22.3 million as of the date of issuance in fiscal 2005.

The following tables summarize the effect of the accounting changes resulting from the adoption of the Cash Conversion Subsections on the consolidated financial statements (in thousands, except per share date):

	Three months ended September 26, 2008			Six months ended September 26, 2008
	As originally reported	Effects of change	As adjusted	As originally reported	Effects of change	As adjusted
Statements of Operations:
Interest expense	$3,817	$676	$4,493	$7,896	$1,476	$9,372
Gain on repurchases of convertible senior notes	1,393	(655)	738	5,796	(2,021)	3,775
Net loss	(6,474)	(1,331)	(7,805)	(4,849)	(3,497)	(8,346)
Net loss per common share – basic and diluted	(0.28)	(0.06)	(0.34)	(0.21)	(0.16)	(0.37)

	As of March 27, 2009
	As originally reported	Effects of change	As adjusted
Balance Sheets:
Convertible senior notes, net	$53,845	$(5,906)	$47,939
Additional paid-in capital	54,093	14,107	68,200
Retained earnings	62,723	(8,201)	54,522
Total shareholders’ equity	99,728	5,906	105,634

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six months ended September 26, 2008
	As originally reported	Effects of change	As adjusted
Statements of Cash Flows:
Net loss	$(4,849)	$(3,497)	$(8,346)
Non-cash interest expense	—	1,476	1,476
Gain on repurchases of convertible senior notes	5,796	(2,021)	3,775

2.	Inventories

Inventories consist of the following (in thousands):

	September 25, 2009	March 27, 2009
Raw materials	$5,499	$8,198
Work in process	4,802	6,110
Finished goods at factory	1,871	2,934
Finished goods at retail	73,776	79,902

	$85,948	$97,144

Inventories are pledged as collateral with Textron. See Note 6.

3.	Investments

The following tables summarize the Company’s available-for-sale investment securities as of September 25, 2009 and March 27, 2009 (in thousands):

	September 25, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and Government Agencies	$1,476	66	—	$1,542
Mortgage-backed securities	4,104	215	—	4,319
States and political subdivisions	445	14	—	459
Corporate debt securities	4,460	230	—	4,690
Marketable equity securities	3,146	219	(298)	3,067

Total	$13,631	$744	$(298)	$14,077

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

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 25, 2009 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable equity securities	$410	$(61)	$506	$(237)	$916	$(298)

Total	$410	$(61)	$506	$(237)	$916	$(298)

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

During the first six months of fiscal 2010, 11 of the Company’s available-for-sale equity securities with a total carrying value of $0.4 million were determined to be other-than-temporarily impaired and a realized loss of $0.1 million was recorded in the Company’s consolidated statements of operations. During the first six months of fiscal 2009, none of the Company’s available-for-sale securities were determined to be other-than-temporarily impaired.

The Company’s investments in marketable equity securities consist primarily of investments in common stock of industrial companies ($1.6 million of the total fair value and $259,000 of the total unrealized losses in common stock investments). The remaining marketable equity securities consist primarily of bank trust and insurance companies and public utility companies. Within the Company’s portfolio of common stocks in industrial companies, the fair value and unrealized losses are distributed among approximately 18 companies. The severity of the impairment (fair value is approximately 17.4% less than cost) reflects the decline in the overall stock market. The Company has seen increases in the market value of its stock portfolio during the first six months of fiscal 2010, consistent with improvements seen in the overall stock market. Based on the improvements in the stock market and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at September 25, 2009.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortized cost and fair value of the Company’s investment securities at September 25, 2009, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due after one year through five years	$6,320	$6,622
Due after five years	4,165	4,388
Marketable equity securities	3,146	3,067

Total investment securities available-for-sale	$13,631	$14,077

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the first six months of 2010 and 2009 were approximately $256,000 and $323,000, respectively. Gross losses were approximately $415,000 and $177,000 for the first six months of fiscal 2010 and 2009, respectively.

4.	Restricted Cash

Restricted cash consists of the following (in thousands):

	September 25,	March 27,
	2009	2009
Cash pledged as collateral for outstanding insurance programs and surety bonds	$9,683	$10,358
Cash related to customer deposits held in trust accounts	2,925	3,225
Cash related to CountryPlace customers’ principal and interest payments on the loans that are securitized	4,109	4,188

	$16,717	$17,771

5.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	September 30,	March 31,
	2009	2009
Consumer loans receivable held for investment	$189,459	$198,169
Consumer loans receivable held for sale	1,069	1,148
Construction advances on non-conforming mortgages	4,135	3,638
Deferred financing costs, net	(5,460)	(5,558)
Allowance for loan losses	(4,976)	(5,800)

Consumer loans receivable, net	$184,227	$191,597

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The allowance for loan losses and related additions and deductions to the allowance during the three months ended September 30, 2009 and September 30, 2008 are as follows (in thousands):

	Six Months Ended
	September 30, 2009	September 30, 2008
Allowance for loan losses, beginning of period	$5,800	$8,975
Provision for credit losses	1,496	1,530
Loans charged off, net of recoveries	(2,320)	(2,157)
Reduction of reserve due to loan sale	—	(1,641)

Allowance for loan losses, end of period	$4,976	$6,707

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At September 30, 2009, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of September 30, 2009 and March 31, 2009 (dollars in thousands):

	September 30, 2009	March 31, 2009
Non-performing loans:
Loans accounted for on a nonaccrual basis	$2,389	$2,574
Accruing loans past due 90 days or more	1,186	390

Total nonaccrual and 90 days past due loans	3,575	2,964
Percentage of total loans	1.88%	1.49%
Other non-performing assets (1)	1,692	2,048
Troubled debt restructurings	7,193	5,013

(1)      Consists of land and homes acquired through foreclosure, which is carried at fair value less estimated selling expenses, and is included in prepaid and other assets on the consolidated balance sheets.

Beginning in fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to hurricane and other repayment matters (such as employment/financial stress) impacting these borrowers. As of September 30, 2009, CountryPlace has modified approximately $7.2 million of loans where principal and interest payments have been deferred or waived for periods ranging from one to three months. These loans are not reflected as non-performing loans but as troubled debt restructurings. As of September 30, 2009, the allowance for loan losses totaled $5.0 million of which $0.1 million is an impairment allowance for these loans.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of September 30, 2009 and March 31, 2009:

	September 30, 2009	March 31, 2009
Texas	43.0%	42.6%
Arizona	6.2	6.3
Florida	7.0	7.1
California	2.1	2.2

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 30, 2009 or March 31, 2009. Management believes the allowance for loan losses is adequate to cover estimated losses at September 30, 2009.

6.	Floor Plan Payable

The Company has an agreement with Textron for a floor plan facility. During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On June 4, 2009, the Company agreed to an amendment that included the following modifications:

•	extends the expiration date from March 31, 2010 to June 30, 2010;

•	lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009;

•	alters the maximum quarterly net loss before taxes covenant of $10 million to exclude any interest expense reflected on the financial statements due to 2009 accounting changes; and

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

The Company was in compliance with its new financial covenants as of September 25, 2009. Quarterly net loss, after excluding any interest expense reflected on the financial statements due to 2009 accounting changes was $9.8 million, annualized inventory turn was 3.00, and the Company’s borrowings were lower than 60% of eligible finished goods inventory.

However, in light of market conditions, it is possible that the Company may be unable to comply with the new financial covenants during the remaining quarters of fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a violation occur, the Company would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide the Company with a waiver or that the Company will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on the Company’s convertible senior notes described in Note 7.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is focusing a significant amount of effort on cash generation and preservation, including the exploration of various alternatives to generate additional liquidity. These alternatives include the possibility of raising new debt or equity capital or completing strategic asset sales. However, there can be no assurance that these efforts will be successful or will generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

7.	Convertible senior notes

In 2004, the Company issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. During the first six months of fiscal 2009, the Company repurchased $14.4 million principal amount of the Notes, which had a book value of $12.2 million net of debt discount, for $8.5 million in cash. The purchase price was allocated entirely to the liability component of the securities. The Company recorded a gain of $3.8 million in connection with the repurchase. The Company did not repurchase any Notes in the first six months of fiscal 2010.

The liability component related to the convertible senior notes are reflected in the condensed consolidated balance sheets as of September 25, 2009 and March 27, 2009 as follows (in thousands):

	September 25, 2009	March 27, 2009
Principal amount of the liability component	$53,845	$53,845
Unamortized debt discount	(4,728)	(5,906)

Convertible senior notes, net	$49,117	$47,939

Interest expense for the six months ended September 25, 2009 and September 26, 2008 includes $1.2 million and $1.5 million, respectively, representing amortization of the debt discount at an effective interest rate of 9.11%.

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

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The difference between net loss and total comprehensive loss for the three and six months ended September 25, 2009 and September 26, 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Net loss	$(10,396)	$(7,805)	$(20,374)	$(8,346)
Unrealized gain (loss) on available-for-sale investments, net of tax	144	(1,234)	1,162	(954)
Amortization of interest rate hedge	23	23	46	50

Comprehensive loss	$(10,229)	$(9,016)	$(19,166)	$(9,250)

11.	Commitments and Contingencies

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at September 25, 2009 and September 26, 2008 (in thousands):

	September 25, 2009	September 26, 2008
Accrued warranty balance, beginning of period	$2,972	$5,425
Net warranty expense provided	3,079	6,480
Cash warranty payments	(3,474)	(7,058)

Accrued warranty balance, end of period	$2,577	$4,847

13.	Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	September 25, 2009		March 27, 2009
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$17,324	$17,324	$12,374	$12,374
Restricted cash (1)	16,717	16,717	17,771	17,771
Investments (2)	14,077	14,077	17,175	17,175
Consumer loans receivables (3)	190,528	185,535	199,317	193,029
Floor plan payable (1)	44,550	44,550	49,401	49,401
Construction lending line (1)	4,471	4,471	3,589	3,589
Convertible senior notes (2)	49,117	18,399	47,939	13,461
Securitized financings (4)	130,969	104,844	140,283	108,972

(1)      The fair value approximates book value due to the instruments’ short term maturity.

(2)      The fair value is based on market prices.

(3)      Includes consumer loans receivable held for investment and held for sale. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of September 25, 2009.

(4)      The fair value is estimated using quoted market prices for similar securities.

In accordance with guidance in ASC Topic 820, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 25, 2009
	Total	Level 1	Level 2	Level 3
Investments (1)	14,077	3,067	11,010	—
Other non-performing assets (2)	1,692	—	1,692	—
(1) Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date. (2) Consists of land and homes acquired through foreclosure.

14.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and six months ended September 25, 2009 and September 26, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Net sales
Factory-built housing	$65,539	$101,466	$138,928	$220,434
Financial services	9,258	9,250	18,290	20,303

	$74,797	$110,716	$157,218	$240,737

Income (loss) from operations
Factory-built housing	(6,077)	(3,100)	(10,091)	(4,289)
Financial services	4,294	3,601	8,144	9,323
General corporate expenses	(4,861)	(4,950)	(9,751)	(8,705)

	(6,644)	(4,449)	(11,698)	(3,671)

Interest expense	(4,054)	(4,493)	(9,018)	(9,372)
Gain on repurchases of convertible senior notes	—	738	—	3,775
Other income	211	583	439	1,164

Loss before income taxes	$(10,487)	$(7,621)	$(20,277)	$(8,104)

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Income Taxes

During the six month periods ended September 25, 2009 and September 26, 2008, the Company recorded no federal income tax expense or benefit due to the availability of net operating loss carryforwards, which are not assured of realization. Tax expense recorded in these periods related to taxes payable in various states the Company does business. The Company expects to record no federal income tax expense or benefit for the remainder of fiscal 2010, as it is uncertain whether the Company is assured of realization of benefits associated with its net operating loss carryforwards.

16.	Stock Incentive Plan

Effective July 22, 2009, the Palm Harbor Homes, Inc. 2009 Stock Incentive Plan (the “Plan”) was adopted. The Plan allows for the issuance of up to 1,844,000 shares of common stock to the Company’s employees and outside directors in the form of non-statutory stock options, incentive stock options and restricted stock awards. During the second quarter of fiscal 2010, the Company granted 1,217,040 shares at an exercise price equal to the market price of the Company’s common stock as of the date of grant. Such options generally have a 10 year term and vest over five years of service.

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 16.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation's leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of September 25, 2009, we operated nine manufacturing facilities that sell homes through 78 company-owned retail sales centers and builder locations and over 140 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are either held for our own investment portfolio or sold to investors. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

The prevailing economic uncertainties and depressed housing market have continued to challenge our industry and our business in the second quarter of fiscal 2010. Our revenues for the quarter are indicative of the constrained demand for factory-built housing products resulting from a more restrictive financing environment and an over-supply of discounted site-built homes. While our year over year revenues declined 32.4% and retail deliveries were down 27.3% as compared with the second quarter of fiscal 2009, the year-to-date national industry shipments declined 43.6% for HUD-code products and 50.4% for modular products. The major portion of this decline continues to be from the key states of Florida, Arizona and California.

With the expected reduction in revenues, we have continued to streamline our operating costs. As a result of our improved manufacturing efficiencies, gross margin for the second fiscal quarter was 24.1%, which was unchanged from the prior year. We effectively lowered our quarterly selling, general and administrative expenses by 20.7% from the same period a year ago. We believe this will better position us to sustain a continued downturn and at the same time, benefit from any market improvements when it occurs. We are also pursuing innovative ways to both expand our product offering and reach new distribution channels to further drive revenues. We have focused on the commercial and military markets for modular products to provide a new growth opportunity at higher price points than the residential market. We were the winning bidder on a $13.5 million military project that will be completed in calendar year 2010 and we will continue to aggressively bid on additional future projects. Finally, our financial services segment continued to deliver profitable results in the second quarter of fiscal 2010.

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

In light of the current challenging business conditions, we are focusing a significant amount of effort on cash generation and preservation, including the exploration of various alternatives to generate additional liquidity. These alternatives include the possibility of raising new debt or equity capital or completing strategic asset sales. However, there can be no assurance that these efforts will be successful or will generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

The following table sets forth certain items of our condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9	75.9	76.3	75.7

Gross profit	24.1	24.1	23.7	24.3
Selling, general and administrative expenses	33.0	28.1	31.2	25.9

Loss from operations	(8.9)	(4.0)	(7.5)	(1.6)
Interest expense	(5.4)	(4.1)	(5.7)	(3.9)
Gain on repurchases of convertible senior notes	—	0.7	—	1.6
Other income	0.3	0.5	0.3	0.5

Loss before income taxes	(14.0)	(6.9)	(12.9)	(3.4)
Income tax benefit (expense)	0.1	(0.2)	(0.1)	(0.1)

Net loss	(13.9)%	(7.1)%	(13.0)%	(3.5)%

The following table summarizes certain key sales statistics as of and for the three months ended September 25, 2009 and September 26, 2008.

	Three Months Ended		Six Months Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Homes sold through company-owned retail sales centers and builder locations	596	828	1,176	1,737
Homes sold to independent dealers, builders and developers	170	312	319	596
Total new factory-built homes sold	766	1,140	1,495	2,333
Average new manufactured home price – retail	$67,000	$74,000	$68,000	$75,000
Average new manufactured home price – wholesale	$51,000	$53,000	$53,000	$52,000
Average new modular home price – retail	$168,000	$171,000	$168,000	$172,000
Average new modular home price – wholesale	$73,000	$67,000	$74,000	$73,000
Number of company-owned retail sales centers at end of period	74	83	74	83
Number of company-owned builder locations at end of period	4	4	4	4

Three Months Ended September 25, 2009 Compared to Three Months Ended September 26, 2008

Net Sales. Net sales decreased 32.4% to $74.8 million in the second quarter of fiscal 2010 from $110.7 million in the second quarter of fiscal 2009. This decrease is primarily the result of a $35.9 million decrease in factory-built housing net sales. Financial services net revenues were essentially flat compared to the second quarter of fiscal 2009. The decline in factory-built housing net sales is primarily due to a 32.8% decrease in the total number of factory-built homes sold coupled with decreases in the average selling prices of new manufactured and modular homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Homes sold to independent dealers, builders and developers decreased 45.5% in the second quarter of fiscal 2010 largely due to slowdowns in sales to lifestyle communities in the three key states of Florida, California and Arizona, which historically were some of our most profitable states. The decrease in the average selling prices is the result of our customers moving down market and buying smaller, less expensive homes.

Gross Profit. As a percentage of net sales, gross profit was flat at 24.1% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. In dollars, gross profit decreased to $18.0 million in the second quarter of fiscal 2010 from $26.6 million in the second quarter of fiscal 2009. Gross profit for the factory-built housing segment decreased to 18.0% of net sales in the second quarter of fiscal 2010 from 20.4% in the second quarter of fiscal 2009. Factory-built housing margins were impacted by competitive pressure in the current housing market, somewhat offset by improved manufacturing efficiencies. Gross profit for the financial services segment increased $0.3 million in the second quarter of fiscal 2010 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses. In dollars, selling, general and administrative expenses decreased $6.4 million to $24.7 million in the second quarter of fiscal 2010 from $31.1 million in the second quarter of fiscal 2009. Of this $6.4 million decrease, $5.4 million related to the factory-built housing segment, $0.6 million related to general corporate expenses and $0.4 million related to financial services. The decline in selling, general and administrative expenses related to the factory-built housing segment resulted from a reduction of nine operating sales centers and two factories versus prior year, in addition to a decrease in the fixed expenses of our ongoing operations. As a percentage of net sales, selling, general and administrative expenses increased to 33.0% of net sales in the second quarter of fiscal 2010 as compared to 28.1% of net sales in the second quarter of fiscal 2009.

Interest Expense. Interest expense decreased 9.8% to $4.1 million in the second quarter of fiscal 2010 from $4.5 million in the second quarter of fiscal 2009. Interest expense decreased due to decreased interest expense of $0.2 million related to securitized financings, $0.1 million related to convertible senior notes and $0.1 million related to floor plan payable.

Gain on Repurchases of Convertible Senior Notes. During the second quarter of fiscal 2009, we repurchased $3.6 million principal amount of our convertible senior notes, which had a book value of $2.9 million net of debt discount, for $2.2 million in cash. We recorded a gain of $0.7 million in connection with the repurchases.

Other Income. Other income decreased 63.8% to $0.2 million in the second quarter of fiscal 2010 from $0.6 million in the second quarter of fiscal 2009. This decrease is primarily due to a $0.3 million decrease in interest income.

Income Tax Benefit (Expense). Income tax benefit was $91,000 in the second quarter of fiscal 2010 as compared to expense of $184,000 in the second quarter of fiscal 2009. The tax benefit in the second quarter of fiscal 2010 resulted from additional benefits for a reduction in Texas margin tax for prior tax years and was offset by taxes payable in various states we do business.

Six Months Ended September 25, 2009 Compared to Six Months Ended September 26, 2008

Net Sales. Net sales decreased 34.7% to $157.2 million in the first six months of fiscal 2010 from $240.7 million in the first six months of fiscal 2009. This decrease is primarily the result of an $81.5 million decrease in factory-built housing net sales and a $2.0 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 35.9% decrease in the total number of factory-built homes sold coupled with decreases in the average retail selling prices of new manufactured and modular homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Homes sold to independent dealers, builders and developers decreased 46.5% in the first six months of fiscal 2010 largely due to slowdowns in sales to lifestyle communities in the three key states of Florida, California and Arizona, which historically were some of our most profitable states. The decrease in the average selling prices is the result of our customers moving down market and buying smaller, less expensive homes. The decrease in financial services net revenues reflects a decline in the average consumer loans receivable balance from $233.7 million for the first six months of fiscal 2009 to $187.9 million for the first six months of fiscal 2010, resulting from the sale of approximately $51.3 million of loans in April 2008.

Gross Profit. In the first six months of fiscal 2010, gross profit decreased to 23.7% of net sales, or $37.3 million, from 24.3% of net sales, or $58.6 million in the first six months of fiscal 2009. Gross profit for the factory-built housing segment decreased to 18.2% of net sales in the first six months of fiscal 2010 from 20.1% in the first six months of fiscal 2009. Factory-built housing margins were impacted by competitive pressure in the current housing market, somewhat offset by improved manufacturing efficiencies. Gross profit for the financial services segment decreased $2.2 million in the first six months of fiscal 2010 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses. In dollars, selling, general and administrative expenses decreased $13.2 million to $49.0 million in the first six months of fiscal 2010 from $62.3 million in the first six months of fiscal 2009. Of this $13.2 million decrease, $12.0 million related to the factory-built housing segment, $1.0 million related to financial services and $0.3 million related to general corporate expenses. The decline in selling, general and administrative expenses related to the factory-built housing segment resulted from a reduction of nine operating sales centers and two factories versus prior year and a major decrease in the fixed expenses of our ongoing operations. The decline in selling, general and administrative expenses related to the financial services segment is due primarily to decreased compensation expense resulting from a reduction in headcount. As a percentage of net sales, selling, general and administrative expenses increased to 31.2% of net sales in the first six months of fiscal 2010 as compared to 25.9% of net sales in the first six months of fiscal 2009.

Interest Expense. Interest expense decreased 3.8% to $9.0 million in the first six months of fiscal 2010 from $9.4 million in the first six months of fiscal 2009. Interest expense decreased $0.4 million due to decreased interest expense of $0.5 million related to securitized financings, $0.5 million related to convertible senior notes, and $0.1 million related to floor plan payable. These decreases are offset by noncash interest expense of $0.8 million related to warrants issued in connection with $4.5 million of short term Promissory Notes.

Gain on Repurchases of Convertible Senior Notes. During the first six months of fiscal 2009, we repurchased $14.4 million principal amount of our convertible senior notes, which had a book value of $12.2 million net of debt discount, for $8.5 million in cash. We recorded a gain of $3.8 million in connection with the repurchases.

Other Income. Other income decreased 62.3% to $0.4 million in the first six months of fiscal 2010 from $1.2 million in the first six months of fiscal 2009. This decrease is primarily due to a $0.4 million decrease in interest income.

Income Tax Expense. Income tax expense was $97,000 in the first six months of fiscal 2010 as compared to $242,000 in the first six months of fiscal 2009. Tax expense recorded in these periods related to taxes payable in various states we do business. We do not expect to record federal income tax expense for the remainder of fiscal 2010 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

Cash and cash equivalents totaled $17.3 million at September 25, 2009, up $5.0 million from $12.4 million at March 27, 2009. Net cash provided by operating activities was $13.0 million in the first six months of fiscal 2010 as compared to $60.0 million in the first six months of fiscal 2009. The decrease in net cash provided by operating activities is primarily attributable to $57.4 million of consumer loans sold in the first six months of fiscal 2009.

Net cash provided by investing activities was $5.2 million in the first six months of fiscal 2010 as compared to $1.2 million in the first six months of fiscal 2009. Net cash provided by investing activities in the first six months of fiscal 2010 was primarily the result of $4.3 million in net cash received from divesting of investments and $0.9 million resulting from net disposals of property, plant and equipment. Net cash provided by investing activities in the first six months of fiscal 2009 was primarily the result of $2.6 million in net cash received from divesting of investments, offset by $1.5 million resulting from net purchases of property, plant and equipment.

Net cash used in financing activities was $13.3 million in the first six months of fiscal 2010 as compared to $59.6 million in the first six months of fiscal 2009. Net cash used in financing activities in the first six months of fiscal 2010 was primarily the result of $4.9 million used to pay down the floor plan facility and $9.3 million used for payments on securitized financings. These cash outflows were offset by $0.9 million in proceeds from borrowings on the construction lending line. Net cash used in financing activities in the first six months of fiscal 2009 was primarily attributable to $42.2 million used to repay in full and terminate the warehouse borrowing facility, $15.1 million used for payments on securitized financings, and $8.5 million used to repurchase $14.4 million principal amount of our convertible senior notes. These cash outflows were offset by $6.2 million in net proceeds on the floor plan facility.

We have an agreement with Textron for a floor plan facility. During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On June 4, 2009, we agreed to an amendment that included the following modifications:

•	extends the expiration date from March 31, 2010 to June 30, 2010;

•	lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009;

•	alters the maximum quarterly net loss before taxes covenant of $10 million to exclude any interest expense reflected on the financial statements due to 2009 accounting changes; and

•

requires a prepayment of principal equal to any amounts of cash and cash equivalents greater than $20 million as of March 31, 2010 no later than the earlier of 10 business days after closing our fiscal quarter ending March 31, 2010 or April 30, 2010.

The facility has an interest rate of LIBOR plus 7.0%, an advance rate of 90% of manufacturer’s invoice and is principally secured by new home inventory and a portion of receivables from financial institutions. In order to borrow against the facility, we must comply with the following financial covenants: maximum quarterly net loss before taxes (as defined) of $10 million, minimum annualized inventory turn of 2.75, and a maximum borrowing base requirement of 60% of eligible finished goods inventory.

We were in compliance with our new financial covenants as of September 25, 2009. Quarterly net loss, after excluding any interest expense reflected on the financial statements due to 2009 accounting changes was $9.8 million, annualized inventory turn was 3.00, and our borrowings were lower than 60% of eligible finished goods inventory.

However, in light of market conditions, it is possible that we may be unable to comply with the new financial covenants during the remaining quarters of fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a violation occur, we would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide us with a waiver or that we will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on our convertible senior notes described in Note 7.

We are focusing a significant amount of effort on cash generation and preservation, including the exploration of various alternatives to generate additional liquidity. These alternatives include the possibility of raising new debt or equity capital or completing strategic asset sales. However, there can be no assurance that these efforts will be successful or will generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

In 2004, Palm Harbor issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. During the first six months of fiscal 2009, we repurchased $14.4 million principal amount of the Notes, which had a book value of $12.2 million net of debt discount, for $8.5 million in cash. We recorded a gain of $3.8 million in connection with the repurchase. We did not repurchase any Notes in the first six months of fiscal 2010.

In January 2009, CountryPlace obtained a $10.0 million construction lending line to use for financing mortgage loans during the construction period. There is no expiration period for the agreement, but CountryPlace is obligated to repurchase individual loans within 180 days from the date of original purchase of each respective loan by the financial institution. Historically, the construction period has been approximately ninety days. The construction lender has full discretion to accept or decline each individual loan purchase requested by CountryPlace. The maximum advance for loans purchased is 92% of the loan amount. The interest rate on unpaid amounts advanced is 10%. CountryPlace had outstanding unpaid advances under the facility of $4.5 million as of September 30, 2009. The facility contains certain requirements relating to the documentation of the loans purchased and amounts drawn during the construction period of each individual loan, which are customary in the industry. CountryPlace funds the difference between the amounts advanced under the facility and the balance of any additional loan.

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

We finance a portion of our new inventory at our retail sales centers through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. Since the beginning of the industry downturn in 1999, several major floor plan lenders have exited the floor plan financing business. We have a floor plan facility with Textron. During our third quarter, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business. On April 28, 2009 (with an effective date of January 26, 2009), we agreed to an amendment which includes the following modifications: a new committed amount of $50 million (reduced from $70 million) which will gradually be reduced to $40 million by December 31, 2009, a new facility expiration date of March 31, 2010, a new interest rate of LIBOR plus 7.00%, and new financial covenants. We agreed to a further amendment dated June 4, 2009, which includes the following:

•	extends the expiration date to June 30, 2010;

•	lowers the committed amount from $50 million to $45 million and further lowers it to $40 million upon the earlier of the sale of certain assets or December 31, 2009;

•	alters the maximum quarterly net loss before taxes covenant of $10 million to exclude any interest expense reflected on the financial statements due to 2009 accounting changes; and

•

requires a prepayment of principal equal to any amounts of cash and cash equivalents greater than $20 million as of March 31, 2010 no later than the earlier of 10 business days after the closing of our fiscal quarter ending March 31, 2010 or April 30, 2010.

We were in compliance with our new financial covenants as of September 25, 2009. Quarterly net loss, after excluding any interest expense reflected on the financial statements due to 2009 accounting changes was $9.8 million, annualized inventory turn was 3.00, and our borrowings were lower than 60% of eligible finished goods inventory.

However, in light of market conditions, it is possible that we may be unable to comply with the new financial covenants during the remaining quarters of fiscal 2010. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a violation occur, we would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide us with a waiver or that we will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on our convertible senior notes described in Note 7.

We are focusing a significant amount of effort on cash generation and preservation, including the exploration of various alternatives to generate additional liquidity. These alternatives include the possibility of raising new debt or equity capital or completing strategic asset sales. However, there can be no assurance that these efforts will be successful or will generate cash resources adequate to fully retire the Textron floor plan facility at maturity. In this event, there can be no assurance that Textron will consent to a further amendment or extension of the floor plan facility agreement.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2009, average prices of our raw materials increased 5% compared to fiscal 2008, and in fiscal 2008, average raw materials prices decreased 2% compared to fiscal 2007. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations - lumber, gypsum wallboard and insulation - have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

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

Approximately 52% of our outstanding common stock is beneficially owned or controlled by the estate of Lee Posey (our former Chairman Emeritus), Sally Posey, and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the second quarter of fiscal 2010, approximately 13% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the second quarter of fiscal 2010, approximately 43% of our net sales were generated in Texas and approximately 13% of our net sales were generated in Florida. While Texas has lagged the national recession to a certain extent, a further decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liability under retail floor plan financing arrangements. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of variable rate debt as of September 25, 2009 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.4 million.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of September 30, 2009 is held constant, a 10% increase in average interest rates would increase the fair value of CountryPlace’s portfolio by approximately $1.5 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of September 25, 2009 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $0.5 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of September 25, 2009. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 25, 2009.

There has been no change to our internal control over financial reporting during the quarter ended September 25, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 3, 2009

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer