Form 10-Q
period 2009-12-25
PALM HARBOR HOMES INC /FL/
filed 2010-02-03
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2009

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

Shares of common stock $.01 par value, outstanding on February 3, 2010 – 22,875,245.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 25, 2009	March 27, 2009
	(Unaudited)	(As adjusted)
		(Note 1)
Assets
Cash and cash equivalents	$7,711	$12,374
Restricted cash	15,760	17,771
Investments	15,313	17,175
Trade receivables	18,359	23,458
Consumer loans receivable, net	178,544	191,597
Inventories	78,559	97,144
Assets held for sale	4,575	5,775
Prepaid expenses and other assets	8,621	10,451
Property, plant and equipment, net	32,049	35,937

Total assets	$359,491	$411,682

Liabilities and shareholders’ equity
Accounts payable	$19,722	$18,954
Accrued liabilities	38,364	45,882
Floor plan payable	44,402	49,401
Construction lending line	2,398	3,589
Securitized financings	126,130	140,283
Convertible senior notes, net	49,794	47,939

Total liabilities	280,810	306,048

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	69,168	68,200
Retained earnings	24,970	54,522
Treasury shares	(15,717)	(15,717)
Accumulated other comprehensive income (loss)	21	(1,610)

Total shareholders’ equity	78,681	105,634

Total liabilities and shareholders’ equity	$359,491	$411,682

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
		(As adjusted)		(As adjusted)
		(Note 1)		(Note 1)
Net sales	$71,802	$89,642	$229,020	$330,379
Cost of sales	54,981	70,597	174,862	252,742
Selling, general and administrative expenses	24,119	29,323	73,154	91,586

Loss from operations	(7,298)	(10,278)	(18,996)	(13,949)

Interest expense	(4,046)	(4,637)	(13,064)	(14,009)
Gain on repurchases of convertible senior notes	—	467	—	4,242
Other income	2,232	655	2,671	1,819

Loss before income taxes	(9,112)	(13,793)	(29,389)	(21,897)

Income tax benefit (expense)	(66)	58	(163)	(184)

Net loss	$(9,178)	$(13,735)	$(29,552)	$(22,081)

Net loss per common share – basic and diluted	$(0.40)	$(0.60)	$(1.29)	$(0.97)

Weighted average common shares outstanding – basic and diluted	22,875	22,875	22,875	22,857

See accompanying notes.

PALM HARBOR HOMES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	December 25, 2009	December 26, 2008
		(As adjusted)
		(Note 1)
Operating Activities
Net loss	$(29,552)	$(22,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,199	4,442
Provision for credit losses	2,229	2,269
Non-cash interest expense	2,659	2,217
Loss (gain) on disposition of assets	620	(1,055)
Loss (gain) on sale of loans	50	(1,314)
Gain on repurchases of convertible senior notes	—	(4,242)
Provision for stock based compensation	164	108
Loss on sale of investments	91	63
Impairment of investment securities	243	199
Changes in operating assets and liabilities:
Restricted cash	2,011	7,389
Trade receivables	4,872	10,079
Consumer loans originated	(27,743)	(22,586)
Principal payments on consumer loans originated	10,526	32,616
Proceeds from sales of consumer loans	28,218	61,286
Inventories	18,585	15,217
Prepaid expenses and other assets	1,392	1,440
Accounts payable and accrued expenses	(7,058)	(21,759)

Net cash provided by operating activities	11,506	64,288

Investing Activities
Net disposals of property, plant and equipment	775	433
Purchases of investments	(2,358)	(13,508)
Sales of investments	5,757	18,378

Net cash provided by investing activities	4,174	5,303

Financing Activities
Net payments on proceeds from floor plan payable	(4,999)	(1,109)
Net payments on warehouse revolving debt	—	(42,175)
Net payments on from construction lending line	(1,191)	—
Payments to repurchase convertible senior notes	—	(9,121)
Payments on securitized financings	(14,153)	(20,362)

Net cash used in financing activities	(20,343)	(72,767)
Net decrease in cash and cash equivalents	(4,663)	(3,176)
Cash and cash equivalents at beginning of period	12,374	28,206

Cash and cash equivalents at end of period	$7,711	$25,030

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

Subsequent Events

The Company evaluated subsequent events after the balance sheet date of December 25, 2009 through the date of the filing, February 3, 2010.

General Business Environment

The prevailing economic uncertainties and depressed housing market have continued to challenge the factory-built housing industry and the Company’s business in the third quarter of fiscal 2010. The Company’s revenues for the quarter are indicative of the constrained demand for factory-built housing products resulting from a more restrictive financing environment and an over-supply of discounted site-built homes. While the Company’s third quarter revenues declined 19.9% over the prior year period, its gross margin increased to 23.4%, compared with 21.2% a year ago. In spite of the decline in sales, the Company has made considerable progress in managing its costs and improving its operating efficiencies in this current sales environment. The improved gross margins indicate improved manufacturing efficiencies, a higher internalization rate and a strong performance by the Company’s financial services subsidiaries, Standard Casualty and CountryPlace Mortgage.

Overall, the Company reduced its third quarter operating loss by $4.6 million from the prior year period. Included in these results is a one-time gain resulting from Palm Harbor Insurance Agency, a managing general agent for Standard Casualty Company, selling renewal rights and expiration information for certain insurance policies and the right to receive related premiums and commissions for those policies to a third party for approximately $1.8 million, net of cancellations. The sale was recognized in full in the third quarter and is classified as Other Income on the Consolidated Statement of Operations.

The Company has continued to revise its operating strategy and better position the Company to sustain this downturn and, at the same time, benefit from any market improvement when it occurs. The primary focus has been to maintain adequate liquidity for operations. On January 27, 2010, the Company reached an agreement with Textron Financial Corporation to amend the terms of its floor plan facility. The agreement provides for a gradual step-down of the current total committed amount of $45 million to $25 million between March 2010 and March 2011, favorably adjusts certain financial covenants, and temporarily allows for an increased percentage of eligible inventory to be borrowed subject to the total credit line between January 2010 and September 2010. Pursuant to this amendment, the expiration date for the remaining $25 million of the current $45 million facility was extended until April 2011, and in certain circumstances, such amount further extends through June 2012. Additionally, the Company, through CountryPlace Mortgage, has also closed on a new, four-year, $20 million secured term loan from entities managed by Virgo Investment Group LLC (“Virgo”). Net proceeds of $19.0 million, after fees, will be used for working capital and general corporate purposes. See Notes 6 and 17 for further details on these transactions.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has also taken additional steps to reduce its manufacturing capacity and distribution channels and realign its operational overhead to meet current and expected demand. As a result, the Company will be closing two factories and 21 underperforming sales centers and will have seven factories in operation and a total of 57 sales locations. The Company expects to incur restructuring charges of approximately $6.0 million over the next two fiscal quarters. Additionally, the Company will continue to identify ways to lower its quarterly selling, general and administrative expenses, increase margins and further reduce its receivables and inventory levels.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Given the difficult business environment in fiscal 2010, indicators of impairment exist with respect to approximately $29.6 million of long-lived assets in the factory-built housing segment. However, based upon events, circumstances and information available as of December 25, 2009, the Company’s estimates of undiscounted future cash flows related to these long-lived assets in the normal course of business indicate that such amounts would be recoverable. Nonetheless, it is reasonably possible that estimates of undiscounted cash flows could change in the near term and could result in impairment charges necessary to record the assets at fair value. The Company’s estimates of undiscounted future cash flows could change, for example, based upon changes in events, circumstances and information related to the long-lived assets or the factory-built housing segment generally, changes in overall business conditions, or changes resulting from Company realignments responsive to liquidity needs or consumer demand.

The Company’s amended floor plan financing facility with Textron Financial Corporation continues to include required financial covenants, and beginning in March 2010 through March 2011 will require certain reductions in the overall amounts borrowed under the facility. The Company believes that the combination of its cash on hand, net proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future. However, because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond the Company’s control, no assurances can be given in this regard.

Going forward, the Company will continue to focus on carefully managing its costs, achieving further gross margin improvement and maintaining adequate liquidity to sustain its business through this cycle. At the same time, the Company is pursuing innovative ways to both expand its product offering and reach new distribution channels to further drive revenues. Regardless of market conditions, the Company will continue to leverage its core strengths - the most trusted brand name in the industry, a diverse and high-quality product line, a profitable insurance and finance operation, manufacturing excellence and exceptional customer satisfaction.

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

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other-Than-Temporary Impairments. In April 2009, the FASB issued new guidance on the recognition of other-than-temporary impairments of investments in debt securities, as well as financial statement presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. The Company adopted the provisions of this guidance for the quarter ended June 26, 2009. The adoption did not have a material effect on the consolidated financial statements.

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

Convertible Debt. On January 1, 2009, The Company adopted the Cash Conversion Subsections of ASC Subtopic 470-20, “Debt with Conversion and Other Options – Cash Conversion” (“Cash Conversion Subsections”), which clarify the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The Cash Conversion Subsections require issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. The Cash Conversion Subsections require bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in the consolidated statements of operations. Once adopted, the Cash Conversion Subsections require retrospective application to the terms of instruments as they existed for all periods presented. The adoption of the Cash Conversion Subsections affects the accounting for the Company’s 3.25% Convertible Senior Notes issued in 2004 and due 2024 (the “Notes”).

The Company adopted the Cash Conversion Subsections on March 28, 2009 and applied the provisions retrospectively to all periods presented. The retrospective application of this pronouncement affects fiscal years 2005 through 2009. The Company determined that the liability component of the convertible notes was $52.7 million and the equity component of the convertible notes was $22.3 million as of the date of issuance in fiscal 2005.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the effect of the accounting changes resulting from the adoption of the Cash Conversion Subsections on the consolidated financial statements (in thousands, except per share date):

	Three months ended December 26, 2008			Nine months ended December 26, 2008
	As originally reported	Effects of change	As adjusted	As originally reported	Effects of change	As adjusted
Statements of Operations:
Interest expense	$(3,896)	$(741)	$(4,637)	$(11,792)	$(2,217)	$(14,009)
Gain on repurchases of convertible senior notes	570	(103)	467	6,366	(2,124)	4,242
Net loss	(12,891)	(844)	(13,735)	(17,740)	(4,341)	(22,081)
Net loss per common share – basic and diluted	(0.56)	(0.04)	(0.60)	(0.78)	(0.19)	(0.97)

	As of March 27, 2009
	As originally reported	Effects of change	As adjusted
Balance Sheets:
Convertible senior notes, net	$53,845	$(5,906)	$47,939
Additional paid-in capital	54,093	14,107	68,200
Retained earnings	62,723	(8,201)	54,522
Total shareholders’ equity	99,728	5,906	105,634

	Nine Months ended December 26, 2008
	As originally reported	Effects of change	As adjusted
Statements of Cash Flows
Net loss	$(17,740)	$(4,341)	$(22,081)
Non-cash interest expense	—	2,217	2,217
Gain on repurchases of convertible senior notes	6,366	(2,124)	4,242

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Inventories

Inventories consist of the following (in thousands):

	December 25, 2009	March 27, 2009
Raw materials	$5,330	$8,198
Work in process	4,207	6,110
Finished goods at factory	1,677	2,934
Finished goods at retail	67,345	79,902

	$78,559	$97,144

Inventories are pledged as collateral with Textron. See Note 6.

3.	Investments

The following tables summarize the Company’s available-for-sale investment securities as of December 25, 2009 and March 27, 2009 (in thousands):

	December 25, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and Government Agencies	$1,475	$84	$—	$1,559
Mortgage-backed securities	4,521	285	—	4,806
States and political subdivisions	989	12	(8)	993
Corporate debt securities	4,458	352	—	4,810
Marketable equity securities	3,182	233	(270)	3,145

Total	$14,625	$966	$(278)	$15,313

	March 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,119	$274	$(2)	$7,391
States and political subdivisions	991	16	—	1,007
Corporate debt securities	5,612	27	(128)	5,511
Marketable equity securities	4,355	20	(1,109)	3,266

Total	$18,077	$337	$(1,239)	$17,175

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 25, 2009 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$534	$(8)	$—	$—	$534	$(8)
Marketable equity securities	917	(270)	—	—	917	(270)

Total	$1,451	$(278)	$—	$—	$1,451	$(278)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 27, 2009 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$509	$(2)	$—	$—	$509	$(2)
Corporate debt securities	3,830	(128)	—	—	3,830	(128)
Marketable equity securities	1,611	(1,109)	—	—	1,611	(1,109)

Total	$5,950	$(1,239)	$—	$—	$5,950	$(1,239)

During the first nine months of fiscal 2010, 30 of the Company’s available-for-sale equity securities with a total carrying value of $0.8 million were determined to be other-than-temporarily impaired and a realized loss of $0.2 million was recorded in the Company’s consolidated statements of operations. During the first nine months of fiscal 2009, 2 of the Company’s available-for-sale equity securities with a total carrying value of $0.2 million were determined to be other-than-temporarily impaired and a realized loss of $0.2 million was recorded in the Company’s consolidated statements of operations.

The Company’s investments in marketable equity securities consist primarily of investments in common stock of industrial companies ($1.6 million of the total fair value and $229,000 of the total unrealized losses in common stock investments). The remaining marketable equity securities consist primarily of bank trust and insurance companies and public utility companies. The Company has seen increases in the market value of its stock portfolio during the first nine months of fiscal 2010, consistent with improvements seen in the overall stock market. Based on the improvements in the stock market and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at December 25, 2009.

The amortized cost and fair value of the Company’s investment securities at December 25, 2009, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Amortized Cost	Fair Value
Due in less than one year	$340	$343
Due after one year through five years	5,978	6,388
Due after five years	5,125	5,437
Marketable equity securities	3,182	3,145

Total investment securities available-for-sale	$14,625	$15,313

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the first nine months of fiscal 2010 and 2009 were approximately $342,000 and $389,000, respectively. Gross losses were approximately $433,000 and $452,000 for the first nine months of fiscal 2010 and 2009, respectively.

4.	Restricted Cash

Restricted cash consists of the following (in thousands):

	December 25, 2009	March 27, 2009
Cash pledged as collateral for outstanding insurance programs and surety bonds	$9,683	$10,358
Cash related to customer deposits held in trust accounts	2,408	3,225
Cash related to CountryPlace customers’ principal and interest payments on the loans that are securitized	3,669	4,188

	$15,760	$17,771

5.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	December 31, 2009	March 31, 2009
Consumer loans receivable held for investment	$184,438	$198,169
Consumer loans receivable held for sale	1,455	1,148
Construction advances on non-conforming mortgages	2,216	3,638
Deferred financing costs, net	(5,123)	(5,558)
Allowance for loan losses	(4,442)	(5,800)

Consumer loans receivable, net	$178,544	$191,597

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The allowance for loan losses and related additions and deductions to the allowance during the nine months ended December 31, 2009 and December 31, 2008 are as follows (in thousands):

	Nine Months Ended
	December 31, 2009	December 31, 2008
Allowance for loan losses, beginning of period	$5,800	$8,975
Provision for credit losses	2,229	2,269
Loans charged off, net of recoveries	(3,587)	(3,219)
Reduction of reserve due to loan sale	—	(1,641)

Allowance for loan losses, end of period	$4,442	$6,384

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. At December 31, 2009, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of December 31, 2009 and March 31, 2009 (dollars in thousands):

	December 31, 2009	March 31, 2009
Non-performing loans:
Loans accounted for on a nonaccrual basis	$1,876	$2,574
Accruing loans past due 90 days or more	2,994	390

Total nonaccrual and 90 days past due loans	4,870	2,964
Percentage of total loans	2.62%	1.49%
Other non-performing assets (1)	1,318	2,048
Troubled debt restructurings	5,869	5,013

(1)	Consists of land and homes acquired through foreclosure, which is carried at fair value less estimated selling expenses, and is included in prepaid and other assets on the consolidated balance sheets.

Beginning in fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to hurricane and other repayment matters (such as employment/financial stress) impacting these borrowers. As of December 31, 2009, CountryPlace has modified approximately $5.9 million of loans where principal and interest payments have been deferred or waived for periods ranging from one to three months. These loans are not reflected as non-performing loans but as troubled debt restructurings. As of December 31, 2009, the allowance for loan losses totaled $4.4 million of which $0.1 million is an impairment allowance for these loans. In addition, CountryPlace has modified the payment for approximately $1.2 million of loans and realized a loss of $0.3 million on these loans.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of December 31, 2009 and March 31, 2009:

	December 31, 2009	March 31, 2009
Texas	43.0%	42.6%
Arizona	6.4	6.3
Florida	7.0	7.1
California	2.1	2.2

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of December 31, 2009 or March 31, 2009. Management believes the allowance for loan losses is adequate to cover estimated losses at December 31, 2009.

6.	Floor Plan Payable

As of December 25, 2009, the Company had an agreement with Textron Financial Corporation for a $45.0 million floor plan facility expiring June 30, 2010. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. The Company’s liability under this credit facility was $44.4 million as of December 25, 2009.

During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business.

As of December 25, 2009, the Company was required to reduce the outstanding borrowings under the Textron facility to $40 million by December 31, 2009. However, on December 29, 2009, the Company and Textron agreed to an amendment to delay the requirement to reduce outstanding borrowings to $40 million until January 31, 2010. Additionally, certain other covenant and condition modifications to the agreement were made at the time. On January 27, 2010, Textron and the Company agreed to a further amendment that included, among other things, the following modifications:

•	Extends the maturity date from June 30, 2010 to the earlier of June 30, 2012 or one month prior to the date of the first repurchase option for the holder of the Company’s convertible senior notes;

•	Provides for a temporary protective advance exceeding the credit line;

•	Pledges 100% of the Company’s equity of Standard Casualty Company to Textron; and

•	Provides new financial covenants as follows:

•

Maximum quarterly net loss before taxes and restructuring charges - $15 million through the second quarter of fiscal 2011, $10 million for the third and fourth quarters of fiscal 2011 and $1 million of net income for all quarters thereafter

•	Maximum Loan-to-Collateral Coverage Ratio – 65% through the first quarter of fiscal 2011, 62% for the second quarter of fiscal 2011 and 60% for all quarters thereafter.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Maximum Credit Line - $45 million for the fourth quarter of fiscal 2010, $43 million for the first quarter of fiscal 2011, $38 million for the second quarter of fiscal 2011, $32 million for the third quarter of fiscal 2011, $28 million for the fourth quarter of fiscal 2011 and $25 million thereafter.

As of December 25, 2009, prior to executing the December 29, 2009 and January 27, 2010 amendments, the Company was required to comply with a loan-to-collateral value of 60% or less, a minimum inventory turn of not less than 2.75:1, and a maximum net loss (before tax) not to exceed $10 million, as defined by the agreement. Absent the December 29, 2009 amendment, the Company would have been in violation of the loan-to-collateral ratio at 64%. The December 29, 2009 amendment waived this covenant violation, as well as two other covenant violations expressly identified therein. The Company was in compliance with the remaining financial covenants as of December 25, 2009 and believes that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond the Company’s control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, the Company would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide the Company with a waiver or that the Company will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on the Company’s convertible senior notes described in Note 7.

7.	Convertible senior notes

In 2004, the Company issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies. For the three and nine months ended December 25, 2009 and December 26, 2008, the effect of converting the senior notes to 2.1 million and 2.3 million shares of common stock, respectively, was anti-dilutive, and was, therefore, not considered in determining diluted earnings and 2.3 million per share. During the first nine months of fiscal 2009, the Company repurchased $15.6 million principal amount of the Notes, which had a book value of $13.3 million net of debt discount, for $9.1 million in cash. The purchase price was allocated entirely to the liability component of the securities. The Company recorded a gain of $4.2 million in connection with the repurchase. The Company did not repurchase any Notes in the first nine months of fiscal 2010.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The liability component related to the convertible senior notes are reflected in the condensed consolidated balance sheets as of December 25, 2009 and March 27, 2009 as follows (in thousands):

	December 25, 2009	March 27, 2009
Principal amount of the liability component	$53,845	$53,845
Unamortized debt discount	(4,051)	(5,906)

Covertible senior notes, net	$49,794	$47,939

Interest expense for the nine months ended December 25, 2009 and December 26, 2008 includes $1.9 million and $2.2 million, respectively, representing amortization of the debt discount at an effective interest rate of 9.11%.

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

On April 27, 2009, the Company issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of common stock of the Company at a price of $3.14 per share, which was the closing price of the Company’s common stock on April 24, 2009. The Black-Scholes-Merton method was used to value the warrants, which resulted in the Company recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010. The warrants were granted in connection with a loan made by the lenders to the Company of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between the Company and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. The Promissory Notes were repaid in full on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. The Promissory Notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard’s common stock, which was later released upon repayment of the Promissory Notes.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Other Comprehensive Loss

The difference between net loss and total comprehensive loss for the three and nine months ended December 25, 2009 and December 26, 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Net loss	$(9,178)	$(13,735)	$(29,552)	$(22,081)
Unrealized gain (loss) on available-for-sale investments, net of tax	401	(630)	1,563	(1,584)
Amortization of interest rate hedge	22	23	68	73

Comprehensive loss	$(8,755)	$(14,342)	$(27,921)	$(23,592)

11.	Commitments and Contingencies

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at December 25, 2009 and December 26, 2008 (in thousands):

	Nine Months Ended
	December 25, 2009	December 26, 2008
Accrued warranty balance, beginning of period	$2,972	$5,425
Net warranty expense provided	3,697	6,824
Cash warranty payments	(4,872)	(8,176)

Accrued warranty balance, end of period	$1,797	$4,073

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	December 25, 2009		March 27, 2009
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$7,711	$7,711	$12,374	$12,374
Restricted cash (1)	15,760	15,760	17,771	17,771
Investments (2)	15,313	15,313	17,175	17,175
Consumer loans receivables (3)	185,893	178,707	199,317	193,029
Floor plan payable (1)	44,402	44,402	49,401	49,401
Construction lending line (1)	2,398	2,398	3,589	3,589
Convertible senior notes (2)	49,794	18,399	47,939	13,461
Securitized financings (4)	126,130	99,706	140,283	108,972

(1)      The fair value approximates book value due to the instruments’ short term maturity.

(2)      The fair value is based on market prices.

(3)      Includes consumer loans receivable held for investment and held for sale. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of December 25, 2009.

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

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of December 25, 2009
	Total	Level 1	Level 2	Level 3
Investments (1)	$15,313	$3,145	$12,168	—
Other non-performing assets (2)	1,318	—	1,318	—
(1) Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date. (2) Consists of land and homes acquired through foreclosure.

14.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and nine months ended December 25, 2009 and December 26, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Net Sales
Factory-built housing	$62,776	$80,708	$201,704	$301,143
Financial services	9,026	8,934	27,316	29,236

	$71,802	$89,642	$229,020	$330,379

Income (loss) from operations
Factory-built housing	$(5,774)	$(9,787)	$(15,865)	$(14,076)
Financial services	4,214	4,309	12,358	13,632
General corporate expenses	(5,738)	(4,800)	(15,489)	(13,505)

	$(7,298)	$(10,278)	$(18,996)	$(13,949)

Interest expense	$(4,046)	$(4,637)	$(13,064)	$(14,009)
Gain on repurchase of convertible senior notes	—	467	—	4,242
Other income	2,232	655	2,671	1,819

Loss before income taxes	$(9,112)	$(13,793)	$(29,389)	$(21,897)

15.	Income Taxes

During the nine month periods ended December 25, 2009 and December 26, 2008, the Company recorded no federal income tax expense or benefit due to the availability of net operating loss carryforwards, which are not assured of realization. Tax expense recorded in these periods related to taxes payable in various states the Company does business. The Company expects to record no federal income tax expense or benefit for the remainder of fiscal 2010, as it is uncertain whether the Company is assured of realization of benefits associated with its net operating loss carryforwards.

PALM HARBOR HOMES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.	Stock Incentive Plan

Effective July 22, 2009, the Palm Harbor Homes, Inc. 2009 Stock Incentive Plan (the “Plan”) was adopted. The Plan allows for the issuance of up to 1,844,000 shares of common stock to the Company’s employees and outside directors in the form of non-statutory stock options, incentive stock options and restricted stock awards. During the second quarter of fiscal 2010, the Company granted 1,217,040 shares at an exercise price equal to the market price of the Company’s common stock as of the date of grant or $3.02 per share. Such options have a 10 year term and vest over five years of service. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option valuation model that assumed an expected volatility of 65%, an expected term of 6.5 years, zero dividend payments, and a risk-free rate of 3%.

Expected volatilities are based on historical, implied, and expected volatilities from the Company and other comparable entities. The expected term of options granted is derived from the simplified method given the Company has not historically granted stock options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The grant-date fair value of options granted during the second quarter was $1.81 per share. As of December 25, 2009, there was approximately $2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over 5 years. The outstanding stock options were not included in the calculation of dilutive EPS because to do so would be anti-dilutive.

17.	Subsequent Events

On January 29, 2010, the Company, through its subsidiary CountryPlace, entered into an agreement for a $20 million secured term loan from entities managed by Virgo Investment Group LLC. The facility has a maturity date of January 29, 2014 and bears interest at an annual rate of the Eurodollar Rate plus 12%. The Eurodollar Rate cannot be less than 3.0% nor greater than 4.5%. It is secured by, among other things, a pool of loans and securitization certificates contributed by CountryPlace and all capital stock and ownership interests in CountryPlace. CountryPlace will continue to service the pledged pool of loans. The facility allows for optional prepayments after one year subject to a prepayment premium as defined, provides for mandatory prepayments if and when excess cash flows as defined are generated by the CountryPlace securitized loan portfolio, contains restrictive financial covenants related to CountryPlace capital expenditures and the value of loans as compared to underlying collateral and includes other provisions and requirements found in similar agreements. The proceeds will be used by CountryPlace to repay the intercompany indebtedness to the Company and the Company expects to use the proceeds for working capital and general corporate purposes.

As partial consideration for the loan with Virgo, the Company issued warrants to purchase up to an aggregate of 1,296,634 shares of the Company’s common stock at a purchase price of $2.1594 per share. These warrants contain an anti-dilution provision that prevents the warrant holder’s fully-diluted percentage interest in the Company from being diluted in the event that any convertible securities of the Company are converted into other securities of the Company. The warrants also contain an anti-dilution provision that prevents the warrant holder from having its percentage ownership in the Company diminished by more than 10% in the event that the Company issues additional securities. These anti-dilution provisions expire four years after the issuance of the warrants.

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 18.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of December 25, 2009, we operated nine manufacturing facilities that sell homes through 78 company-owned retail sales centers and builder locations and over 130 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are sold to investors. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

The prevailing economic uncertainties and depressed housing market have continued to challenge the factory-built housing industry and our business in the third quarter of fiscal 2010. Our revenues for the quarter are indicative of the constrained demand for factory-built housing products resulting from a more restrictive financing environment and an over-supply of discounted site-built homes. While our third quarter revenues declined 19.9% over the prior year period, our gross margin increased to 23.4%, compared with 21.2% a year ago. In spite of the decline in sales, we have made considerable progress in managing our costs and improving our operating efficiencies in this current sales environment. The improved gross margins indicate improved manufacturing efficiencies, a higher internalization rate and a strong performance by our financial services subsidiaries, Standard Casualty and CountryPlace Mortgage.

Overall, we reduced our third quarter operating loss by $4.6 million from the prior year period. Included in these results is a one-time gain resulting from Palm Harbor Insurance Agency, a managing general agent for Standard Casualty Company, selling renewal rights and expiration information for certain insurance policies and the right to receive related premiums and commissions for those policies to a third party for approximately $1.8 million, net of cancellations. The sale was recognized in full in the third quarter and is classified as Other Income on the Consolidated Statement of Operations.

We have continued to revise our operating strategy and better position us to sustain this downturn and, at the same time, benefit from any market improvement when it occurs. The primary focus has been to maintain adequate liquidity for operations. On January 27, 2010, we reached an agreement with Textron Financial Corporation to amend the terms of its floor plan facility. The agreement provides for a gradual step-down of the current total committed amount of $45 million to $25 million between March 2010 and March 2011, favorably adjusts certain financial covenants, and temporarily allows for an increased percentage of eligible inventory to be borrowed subject to the total credit line between January 2010 and September 2010. Pursuant to this amendment, the expiration date for the remaining $25 million of the current $45 million facility was extended until April 2011, and in certain circumstances, such amount further extends through June 2012. Additionally, we, through CountryPlace Mortgage, have also closed on a new, four-year, $20 million secured term loan from entities managed by Virgo Investment Group LLC (“Virgo”). Net proceeds of $19.0 million, after fees, will be used for working capital and general corporate purposes. See Notes 6 and 17 for further details on these transactions.

We have also taken additional steps to reduce our manufacturing capacity and distribution channels and realign our operational overhead to meet current and expected demand. As a result, we will be closing two factories and 21 underperforming sales centers and will have seven factories in operation and a total of 57 sales locations. We expect to incur restructuring charges of approximately $6.0 million over the next two fiscal quarters. Additionally, we will continue to identify ways to lower our quarterly selling, general and administrative expenses, increase margins and further reduce our receivables and inventory levels.

We record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Given the difficult business environment in fiscal 2010, indicators of impairment exist with respect to approximately $29.6 million of long-lived assets in the factory-built housing segment. However, based upon events, circumstances and information available as of December 25, 2009, our estimates of undiscounted future cash flows related to these long-lived assets in the normal course of business indicate that such amounts would be recoverable. Nonetheless, it is reasonably possible that estimates of undiscounted cash flows could change in the near term and could result in impairment charges necessary to record the assets at fair value. Our estimates of undiscounted future cash flows could change, for example, based upon changes in events, circumstances and information related to the long-lived assets or the factory-built housing segment generally, changes in overall business conditions, or changes resulting from our realignments responsive to liquidity needs or consumer demand.

Our amended floor plan financing facility with Textron Financial Corporation continues to include required financial covenants, and beginning in March 2010 through March 2011 will require certain reductions in the overall amounts borrowed under the facility. We believe that the combination of its cash on hand, net proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future. However, because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard.

Going forward, we will continue to focus on carefully managing our costs, achieving further gross margin improvement and maintaining adequate liquidity to sustain our business through this cycle. At the same time, we are pursuing innovative ways to both expand our product offering and reach new distribution channels to further drive revenues. Regardless of market conditions, we will continue to leverage our core strengths - the most trusted brand name in the industry, a diverse and high-quality product line, a profitable insurance and finance operation, manufacturing excellence and exceptional customer satisfaction.

The following table sets forth certain items of our condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.6	78.8	76.4	76.5

Gross profit	23.4	21.2	23.6	23.5
Selling, general and administrative expenses	33.6	32.7	31.9	27.7

Loss from operations	(10.2)	(11.5)	(8.3)	(4.2)
Interest expense	(5.6)	(5.2)	(5.7)	(4.2)
Gain on repurchases of convertible senior notes	—	0.5	—	1.3
Other income	3.1	0.7	1.2	0.6

Loss before income taxes	(12.7)	(15.5)	(12.8)	(6.5)
Income tax benefit (expense)	(0.1)	0.1	(0.1)	(0.1)

Net loss	(12.8)%	(15.4)%	(12.9)%	(6.6)%

The following table summarizes certain key sales statistics as of and for the three and nine months ended December 25, 2009 and December 26, 2008.

	Three Months Ended		Nine Months Ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Homes sold through company-owned retail sales centers and builder locations	578	654	1,754	2,391
Homes sold to independent dealers, builders and developers	177	213	496	809
Total new factory-built homes sold	755	867	2,250	3,200
Average new manufactured home price - retail	$64,000	$69,000	$67,000	$74,000
Average new manufactured home price - wholesale	$50,000	$65,000	$52,000	$54,000
Average new modular home price - retail	$158,000	$178,000	$165,000	$174,000
Average new modular home price - wholesale	$77,000	$67,000	$75,000	$71,000
Number of company-owned retail sales centers at end of period	75	82	75	82
Number of company-owned builder locations at end of period	3	4	3	4

Three Months Ended December 25, 2009 Compared to Three Months Ended December 26, 2008

Net Sales. Net sales decreased 19.9% to $71.8 million in the third quarter of fiscal 2010 from $89.6 million in the third quarter of fiscal 2009. This decrease is primarily the result of a $17.9 million decrease in factory-built housing net sales. Financial services net revenues were essentially flat compared to the third quarter of fiscal 2009. The decline in factory-built housing net sales is primarily due to a 12.9% decrease in the total number of factory-built homes sold coupled with decreases in the average selling prices of new manufactured and modular homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Homes sold to independent dealers, builders and developers decreased 16.9% in the third quarter of fiscal 2010 largely due to slowdowns in sales to lifestyle communities in the three key states of Florida, California and Arizona, which historically were some of our most profitable states. The decrease in the average selling prices is the result of our customers moving down market and buying smaller, less expensive homes.

Gross Profit. As a percentage of net sales, gross profit increased to 23.4% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. In dollars, gross profit decreased to $16.8 million in the third quarter of fiscal 2010 from $19.0 million in the third quarter of fiscal 2009. Gross profit for the factory-built housing segment increased to 16.9% of net sales in the third quarter of fiscal 2010 from 15.5% in the third quarter of fiscal 2009. Factory-built housing margins increased primarily due to an increase in the internalization rate from 69% in the third quarter of fiscal 2009 to 73% in the third quarter of fiscal 2010. Gross profit for the financial services segment decreased $0.3 million in the third quarter of fiscal 2010.

Selling, General and Administrative Expenses. In dollars, selling, general and administrative expenses decreased $5.2 million to $24.1 million in the third quarter of fiscal 2010 from $29.3 million in the third quarter of fiscal 2009. Of this $5.2 million decrease, $5.9 million related to the factory-built housing segment and $0.2 million related to financial services. This decrease was offset by an increase of $1.0 million related to general corporate expenses. The decline in selling, general and administrative expenses related to the factory-built housing segment resulted from a reduction of seven operating sales centers and two factories versus prior year, in addition to a decrease in the fixed expenses of our ongoing operations. The increase in general corporate expenses was primarily due to increased costs associated with insurance benefits and consultant fees. As a percentage of net sales, selling, general and administrative expenses increased to 33.6% of net sales in the third quarter of fiscal 2010 as compared to 32.7% of net sales in the third quarter of fiscal 2009.

Interest Expense. Interest expense decreased 12.7% to $4.0 million in the third quarter of fiscal 2010 from $4.6 million in the third quarter of fiscal 2009. Interest expense decreased due to decreased interest expense of $0.2 million related to securitized financings and $0.4 million related to floor plan payable.

Gain on Repurchases of Convertible Senior Notes. During the third quarter of fiscal 2009, we repurchased $1.2 million principal amount of our convertible senior notes, which had a book value of $1.1 million net of debt discount, for $0.6 million in cash. We recorded a gain of $0.5 million in connection with the repurchases.

Other Income. Other income increased 240.7% to $2.2 million in the third quarter of fiscal 2010 from $0.7 million in the third quarter of fiscal 2009. This increase is primarily due to $1.8 million received from the sale to a third party of a portion of Palm Harbor Insurance Agency’s book of business, including rights to future commissions, profit sharing and renewals.

Income Tax Benefit (Expense). Income tax expense was $66,000 in the third quarter of fiscal 2010 as compared to a benefit of $58,000 in the third quarter of fiscal 2009. The tax benefit in the third quarter of fiscal 2009 resulted from additional benefits for a reduction in Texas margin tax for prior tax years and was offset by taxes payable in various states we do business.

Nine Months Ended December 25, 2009 Compared to Nine Months Ended December 26, 2008

Net Sales. Net sales decreased 30.7% to $229.0 million in the first nine months of fiscal 2010 from $330.4 million in the first nine months of fiscal 2009. This decrease is primarily the result of an $99.4 million decrease in factory-built housing net sales and a $1.9 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 29.7% decrease in the total number of factory-built homes sold coupled with decreases in the average retail selling prices of new manufactured and modular homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Homes sold to independent dealers, builders and developers decreased 38.7% in the first nine months of fiscal 2010 largely due to slowdowns in sales to lifestyle communities in the three key states of Florida, California and Arizona, which historically were some of our most profitable states. The decrease in the average selling prices is the result of our customers moving down market and buying smaller, less expensive homes. The decrease in financial services net revenues reflects a decline in the average consumer loans receivable balance from $231.6 million for the first nine months of fiscal 2009 to $185.1 million for the first nine months of fiscal 2010, resulting from the sale of approximately $51.3 million of loans in April 2008.

Gross Profit. As a percentage of net sales, gross profit remained essentially flat at 23.6% in the first nine months of fiscal 2010 as compared to 23.5% in the first nine months of fiscal 2009. In dollars, gross profit decreased to $54.2 million in the first nine months of fiscal 2010 from $77.6 million in the first nine months of fiscal 2009. Gross profit for the factory-built housing segment decreased to 17.8% of net sales in the first nine months of fiscal 2010 from 18.9% in the first nine months of fiscal 2009.
Factory-built housing margins were impacted by competitive pressure in the current housing market, somewhat offset by improved manufacturing efficiencies and an increase in the internalization rate from 69% in the first nine months of fiscal 2009 to 74% in the first nine months of fiscal 2010. Gross profit for the financial services segment decreased $2.5 million in the first nine months of fiscal 2010 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses. In dollars, selling, general and administrative expenses decreased $18.4 million to $73.2 million in the first nine months of fiscal 2010 from $91.6 million in the first nine months of fiscal 2009. Of this $18.4 million decrease, $18.0 million related to the factory-built housing segment and $1.2 million related to financial services and was offset by $0.7 million increase in general corporate expenses. The decline in selling, general and administrative expenses related to the factory-built housing segment resulted from a reduction of seven operating sales centers and two factories versus prior year and a major decrease in the fixed expenses of our ongoing operations. The decline in selling, general and administrative expenses related to the financial services segment is due primarily to decreased compensation expense resulting from a reduction in headcount. As a percentage of net sales, selling, general and administrative expenses increased to 31.9% of net sales in the first nine months of fiscal 2010 as compared to 27.7% of net sales in the first nine months of fiscal 2009.

Interest Expense. Interest expense decreased 6.3% to $13.1 million in the first nine months of fiscal 2010 from $14.0 million in the first nine months of fiscal 2009. Interest expense decreased $0.9 million due to decreased interest expense of $0.7 million related to securitized financings, $0.4 million related to convertible senior notes, and $0.5 million related to floor plan payable. These decreases are offset by noncash interest expense of $0.8 million related to warrants issued in connection with $4.5 million of short term Promissory Notes.

Gain on Repurchases of Convertible Senior Notes. During the first nine months of fiscal 2009, we repurchased $15.6 million principal amount of our convertible senior notes, which had a book value of $13.3 million net of debt discount, for $9.1 million in cash. We recorded a gain of $4.2 million in connection with the repurchases.

Other Income. Other income increased 46.8% to $2.7 million in the first nine months of fiscal 2010 from $1.8 million in the first nine months of fiscal 2009. This increase is primarily due to $1.8 million received from the sale to a third party of a portion of Palm Harbor Insurance Agency’s book of business, including rights to future commissions, profit sharing, and renewals.

Income Tax Expense. Income tax expense was $163,000 in the first nine months of fiscal 2010 as compared to $184,000 in the first nine months of fiscal 2009. Tax expense recorded in these periods related to taxes payable in various states we do business. We do not expect to record federal income tax expense for the remainder of fiscal 2010 due to the availability of net operating loss carryforwards.

Liquidity and Capital Resources

Cash and cash equivalents totaled $7.7 million at December 25, 2009, down $4.7 million from $12.4 million at March 27, 2009. Net cash provided by operating activities was $11.5 million in the first nine months of fiscal 2010 as compared to $64.3 million in the first nine months of fiscal 2009. The decrease in net cash provided by operating activities is primarily attributable to $61.3 million of consumer loans sold in the first nine months of fiscal 2009.

Net cash provided by investing activities was $4.2 million in the first nine months of fiscal 2010 as compared to $5.3 million in the first nine months of fiscal 2009. Net cash provided by investing activities in the first nine months of fiscal 2010 was primarily the result of $3.4 million in net cash received from the sale of investments and $0.8 million resulting from net disposals of property, plant and equipment. Net cash provided by investing activities in the first nine months of fiscal 2009 was primarily the result of $4.9 million in net cash received from the sale of investments and $0.4 million resulting from net purchases of property, plant and equipment.

Net cash used in financing activities was $20.3 million in the first nine months of fiscal 2010 as compared to $72.8 million in the first nine months of fiscal 2009. Net cash used in financing activities in the first nine months of fiscal 2010 was primarily the result of $5.0 million used to pay down the floor plan facility, $14.2 million used for payments on securitized financings and $1.2 million used for payments on the construction lending line. Net cash used in financing activities in the first nine months of fiscal 2009 was primarily attributable to $42.2 million used to repay in full and terminate the warehouse borrowing facility, $20.4 million used for payments on securitized financings, $9.1 million used to repurchase $15.6 million principal amount of our convertible senior notes, and $1.1 million used for payments on the floor plan facility.

As of December 25, 2009, we had an agreement with Textron Financial Corporation for a $45.0 million floor plan facility expiring June 30, 2010. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. Our liability under this credit facility was $44.4 million as of December 25, 2009.

During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business.

As of December 25, 2009, we were required to reduce the outstanding borrowings under the Textron facility to $40 million by December 31, 2009. However, on December 29, 2009, we agreed with Textron to an amendment to delay the requirement to reduce outstanding borrowings to $40 million until January 31, 2010. Additionally, certain other covenant and condition modifications to the agreement were made at the time. On January 27, 2010, we agreed with Textron to a further amendment that included, among other things, the following modifications:

•	Extends the maturity date from June 30, 2010 to the earlier of June 30, 2012 or one month prior to the date of the first repurchase option for the holder of our convertible senior notes;

•	Provides for a temporary protective advance exceeding the credit line;

•	Pledges 100% of our equity of Standard Casualty Company to Textron; and

•	Provides new financial covenants as follows:

•

Maximum quarterly net loss before taxes and restructuring charges - $15 million through the second quarter of fiscal 2011, $10 million for the third and fourth quarters of fiscal 2011 and $1 million of net income for all quarters thereafter

•	Maximum Loan-to-Collateral Coverage Ratio – 65% through the first quarter of fiscal 2011, 62% for the second quarter of fiscal 2011 and 60% for all quarters thereafter.

•

Maximum Credit Line - $45 million for the fourth quarter of fiscal 2010, $43 million for the first quarter of fiscal 2011, $38 million for the second quarter of fiscal 2011, $32 million for the third quarter of fiscal 2011, $28 million for the fourth quarter of fiscal 2011 and $25 million thereafter.

As of December 25, 2009, prior to executing the December 29, 2009 and January 27, 2010 amendments, we were required to comply with a loan-to-collateral value of 60% or less, a minimum inventory turn of not less than 2.75:1, and a maximum net loss (before taxes) not to exceed $10 million, as defined by the agreement. Absent the December 29, 2009 amendment, we would have been in violation of the loan-to-collateral ratio at 64%. The December 29, 2009 amendment waived this covenant violation, as well as two other covenant violations expressly identified therein. We were in compliance with the remaining financial covenants as of December 25, 2009 and believe that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, we would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide us with a waiver or that we will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on our convertible senior notes described in Note 7.

On January 29, 2010, through our subsidiary CountryPlace, we entered into an agreement for a $20 million secured term loan from entities managed by Virgo Investment Group LLC. The facility has a maturity date of January 29, 2014 and bears interest at an annual rate of the Eurodollar Rate plus 12%. The Eurodollar Rate cannot be less than 3.0% nor greater than 4.5%. It is secured by, among other things, a pool of loans and securitization certificates contributed by CountryPlace and all capital stock and ownership interests in CountryPlace. CountryPlace will continue to service the pledged pool of loans. The facility allows for optional prepayments after one year subject to a prepayment premium as defined, provides for mandatory prepayments if and when excess cash flows as defined are generated by the CountryPlace securitized loan portfolio, contains restrictive financial covenants related to CountryPlace capital expenditures and the value of loans as compared to underlying collateral and includes other provisions and requirements found in similar agreements. The proceeds will be used by CountryPlace to repay the intercompany indebtedness to us and we expect to use the proceeds for working capital and general corporate purposes.

As partial consideration for the loan with Virgo, we issued warrants to purchase up to an aggregate of 1,296,634 shares of our common stock at a purchase price of $2.1594 per share. These warrants contain an anti-dilution provision that prevents the warrant holder’s fully-diluted percentage interest in our company from being diluted in the event that any of our convertible securities are converted into other securities of our company. The warrants also contain an anti-dilution provision that prevents the warrant holder from having its percentage ownership in our company diminished by more than 10% in the event that we issue additional securities. These anti-dilution provisions expire four years after the issuance of the warrants.

In 2004, Palm Harbor issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 share of our common stock upon the satisfaction of certain conditions and contingencies. For the three and nine months ended December 25, 2009 and December 26, 2008, the effect of converting the senior notes to 2.1 million and 2.3 million shares of common stock, respectively, was anti-dilutive, and was, therefore, not considered in determining diluted earning per share. During the first nine months of fiscal 2009, we repurchased $15.6 million principal amount of the Notes, which had a book value of $13.3 million net of debt discount, for $9.1 million in cash. We recorded a gain of $4.2 million in connection with the repurchase. We did not repurchase any Notes in the first nine months of fiscal 2010.

In January 2009, CountryPlace obtained a $10.0 million construction lending line to use for financing mortgage loans during the construction period. There is no expiration period for the agreement, but CountryPlace is obligated to repurchase individual loans within 180 days from the date of original purchase of each respective loan by the financial institution. Historically, the construction period has been approximately ninety days. The construction lender has full discretion to accept or decline each individual loan purchase requested by CountryPlace. The maximum advance for loans purchased is 92% of the loan amount. The interest rate on unpaid amounts advanced is 10%. CountryPlace had outstanding unpaid advances under the facility of 2.4 million as of December 31, 2009. The facility contains certain requirements relating to the documentation of the loans purchased and amounts drawn during the construction period of each individual loan, which are customary in the industry. CountryPlace funds the difference between the amounts advanced under the facility and the balance of any additional loan.

On April 27, 2009, we issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of our common stock at a price of $3.14 per share, which was the closing price of our common stock on April 24, 2009. The Black-Scholes method was used to value the warrants, which resulted in us recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010. The warrants were granted in connection with a loan made by the lenders to us of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between us and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. The Promissory Notes were repaid in full on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. The Promissory Notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard’s common stock, which was later released upon repayment of the Promissory Notes.

We believe that our cash on hand and the proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and any other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future. However, because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard.

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

Our significant debt obligations, or our incurrence of additional debt, could limit our flexibility in managing our business and could materially and adversely affect our financial performance.

We are highly leveraged. As of December 25, 2009, we had approximately $180 million of long-term indebtedness outstanding. In addition, on January 29, 2010, we entered into a credit agreement with entities managed by Virgo Investment Group, LLC, pursuant to which we have borrowed $20 million. Under the Virgo credit agreement, we are permitted to incur up to $4.8 million in additional debt, subject to certain limitations. Being so highly leveraged could have a material adverse effect on our business, financial condition, operating results, and ability to satisfy our obligations under our indebtedness.

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

Since March 2006, we have idled nine manufacturing plants and decreased the number of retail sales centers we own by 38 to effectively align current and expected regional demand. In addition, we will be closing two more manufacturing plants and 21 underperforming sales centers during the fourth quarter of fiscal 2010. If the U.S. economy continues to slow, financial markets continue to decline, and more layoffs occur nationally, our realignment will not allow us to return to operating profitability and further cost savings and other measures will be required.

Deterioration in economic conditions in general could further reduce the demand for homes and impact customers’ ability to repay their loans to CountryPlace and, as a result, could reduce our earnings and adversely affect our financial condition.

Changes in national and local economic conditions could have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence and income, interest rates and population growth may further reduce demand, depress prices for our homes and cause homebuyers to cancel their agreements to purchase our homes, thereby possibly reducing earnings and adversely affecting our business and results of operations. These adverse changes may also impact customers’ ability to repay their loans to CountryPlace which could adversely affect the profitability and cash flow from CountryPlace’s loan portfolio and our ability to satisfy our obligations under our indebtedness to Virgo. Recent changes in these economic variables have had an adverse affect on consumer demand for, and the pricing of, our homes, causing our revenues to decline and future deterioration in economic conditions could have further adverse effects.

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

We finance a portion of our new inventory at our retail sales centers through wholesale “floor plan” financing arrangements. Through these arrangements, financial institutions provide us with a loan for the purchase price of the home. Since the beginning of the industry downturn in 1999, several major floor plan lenders have exited the floor plan financing business. As of December 25, 2009, we had an agreement with Textron Financial Corporation for a $45.0 million floor plan facility expiring June 30, 2010. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by new home inventory and a portion of receivables from financial institutions. Our liability under this credit facility was $44.4 million as of December 25, 2009 .

During the third quarter of fiscal 2009, Textron announced that they are in the process of an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business.

As of December 25, 2009, we were required to reduce the outstanding borrowings under the Textron facility to $40 million by December 31, 2009. However, on December 29, 2009, we agreed with Textron to an amendment to delay the requirement to reduce outstanding borrowings to $40 million until January 31, 2010. Additionally, certain other covenant and condition modifications to the agreement were made at the time. On January 27, 2010, we agreed with Textron to a further amendment that included, among other things, the following modifications:

•	Extends the maturity date from June 30, 2010 to the earlier of June 30, 2012 or one month prior to the date of the first repurchase option for the holder of our convertible senior notes;

•	Provides for a temporary protective advance exceeding the credit line;

•	Pledges 100% of our equity of Standard Casualty Company to Textron; and

•	Provides new financial covenants as follows:

•

Maximum quarterly net loss before taxes and restructuring charges - $15 million through the second quarter of fiscal 2011, $10 million for the third and fourth quarters of fiscal 2011 and $1 million of net income for all quarters thereafter

•	Maximum Loan-to-Collateral Coverage Ratio – 65% through the first quarter of fiscal 2011, 62% for the second quarter of fiscal 2011 and 60% for all quarters thereafter.

•

Maximum Credit Line - $45 million for the fourth quarter of fiscal 2010, $43 million for the first quarter of fiscal 2011, $38 million for the second quarter of fiscal 2011, $32 million for the third quarter of fiscal 2011, $28 million for the fourth quarter of fiscal 2011 and $25 million thereafter.

As of December 25, 2009, prior to executing the December 29, 2009 and January 27, 2010 amendments, we were required to comply with a loan-to-collateral value of 60% or less, a minimum inventory turn of not less than 2.75:1, and a maximum net loss (before taxes) not to exceed $10 million, as defined by the agreement. Absent the December 29, 2009 amendment, we would have been in violation of the loan-to-collateral ratio at 64%. The December 29, 2009 amendment waived this covenant violation, as well as two other covenant violations expressly identified therein. We were in compliance with the remaining financial covenants as of December 25, 2009 and believe that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, we would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide us with a waiver or that we will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on our convertible senior notes described in Note 7.

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

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the first nine months of fiscal 2010, fiscal 2009 and fiscal 2008, we did not incur any significant losses under these repurchase agreements.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the third quarter of fiscal 2010, approximately 15% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

We are concentrated geographically, which could harm our business.

In the third quarter of fiscal 2010, approximately 37% of our net sales were generated in Texas and approximately 15% of our net sales were generated in Florida. While Texas has lagged the national recession to a certain extent, a further decline in the economy of Texas could have a material adverse effect on our results of operations as well.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists primarily of our liability under retail floor plan financing arrangements. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of variable rate debt as of December 25, 2009 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $ 0.4 million.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of December 31, 2009 is held constant, a 10% increase in average interest rates would increase the fair value of CountryPlace’s portfolio by approximately $1.9 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of December 25, 2009 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $0.5 million.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of December 25, 2009. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 25, 2009.

There has been no change to our internal control over financial reporting during the quarter ended December 25, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 3, 2010

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer