Form 10-K
period 2010-03-26
PALM HARBOR HOMES INC /FL/
filed 2010-06-17
CIK 923473

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 26, 2009, was $32,515,711 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market. As of June 8, 2010, 22,980,093 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to our 2010 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I.

Item 1.	Business

General

Founded in 1977, Palm Harbor Homes, Inc. and its subsidiaries (collectively, we or Palm Harbor) are a leading manufacturer and marketer of factory-built homes in the United States. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. At March 26, 2010, we operated eight manufacturing facilities in six states that sell homes through 55 of our company-owned retail sales centers and builder locations and approximately 145 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace Mortgage, Ltd. (CountryPlace), we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are sold to investors. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty Company (Standard).

Beginning in 1999, the manufactured housing industry entered a downturn as the result of the tightening of credit standards, limited retail and wholesale financing availability, increased levels of repossessions, excessive retail inventory levels and manufacturing capacities. Industry shipments of manufactured homes were approximately 348,700 in calendar year 1999 and have decreased 86% over the last ten years to 50,000 in calendar year 2009. During this ten-year period, our manufactured housing shipments declined 87%.

Prior to 2006, increases in manufactured housing shipments to Florida, Arizona and California were the main factor in maintaining industry shipments at approximately 130,000 per year. In 2006, however, the dynamics fueling increased manufactured housing demand in these states changed quickly. Site built homes in these states had experienced rapid price appreciation driven by high land cost. As such, the increase in speculative building resulted in excess inventory. This caused prices to fall and buyers and sellers began to postpone their home buying decisions. It also greatly reduced the number of over age 55 buyers of manufactured housing since they typically must sell their site built home to buy a manufactured home. Industry shipments to Florida, Arizona and California decreased approximately 43%, 41%, and 48% in calendar years 2007, 2008 and 2009, respectively.

With the manufactured housing industry not showing signs of a near term recovery, we directed our focus to new growth opportunities. We entered the modular home business in June 2002 when we acquired Nationwide Custom Homes (Nationwide). We now produce modular homes at seven of our eight factory-built housing facilities. As a result of this planned strategy to grow our modular business, the number of modular homes we sold as a percentage of total factory-built homes sold has increased from 8% in fiscal 2003 (when we acquired Nationwide) to 23% in fiscal 2010. However, the 2007 severe downturn in the overall housing market created by reduced financing options has produced an excess of site-built homes, which are directly competitive with modular housing. Our unit sales of modular homes decreased 12%, 40% and 29% in fiscal years 2008, 2009 and 2010, respectively.

In light of the current economic environment and the ongoing challenges facing the factory-built housing industry, our top priority is to manage our liquidity with a focus on cash generation and cash preservation in every area of our operations. During fiscal 2010, we focused on this priority through the following:

•

We reached an agreement with Textron Financial Corporation to amend the terms of our floor plan facility and extend the expiration date until April 2011, and in certain circumstances, further extend through June 2012. The agreement also provides for a gradual step-down of the current total committed amount of $45 million to $25 million between March 2010 and March 2011, favorably adjusts certain financial covenants, and allows for an increased percentage of eligible inventory to be borrowed subject to the total credit line at the lender’s discretion.

•

Through CountryPlace, we closed on a four-year, $20 million secured term loan from entities managed by Virgo Investment Group LLC (“Virgo”). Net proceeds of $19.0 million, after fees, will be used for working capital and general corporate purposes.

•	We reduced inventories by $36.8 million and receivables by $4.9 million.

•	We have continued to reduce our overhead costs (selling, general and administrative expenses decreased $20.2 million in fiscal 2010 despite including $4.4 million for restructuring costs).

•	We received $1.8 million from the sale to a third party of a portion of Palm Harbor Insurance Agency’s book of business, including rights to future commissions, profit sharing and renewals.

•	We completed a sale leaseback transaction totaling $1.0 million in cash for two of our retail properties.

•	CountryPlace was approved to issue Ginnie Mae (GNMA) mortgage-backed securities.

We have also taken additional steps to reduce our manufacturing capacity and distribution channels and realign our operational overhead to meet current and expected demand. During the fourth quarter of fiscal 2010, we closed one factory and 23 underperforming sales centers and now have eight factories in operation and a total of 55 sales locations. We recorded restructuring charges of approximately $9.2 million in connection with these actions. Of this $9.2 million, approximately $4.8 million was recorded in cost of sales and primarily related to the quick selling of retail inventories at reduced margins at the locations we were closing while $4.4 million was recorded in selling, general and administrative expenses and primarily related to sales centers and plants closing costs as well as expenses for legal and financial consultants. No significant additional charges are expected to be incurred in connection with this restructuring.

We continue to pursue ways to both expand our product offering and reach new distribution channels to further drive revenues. The commercial and military markets for modular products represent a new growth opportunity. During fiscal 2009 and 2010, we produced barracks and other housing for three military bases as well as townhouses, apartments, duplexes and condominiums. Commercial projects contributed $10.8 million and $16.7 million to our revenues in fiscal years 2010 and 2009, respectively.

Our amended floor plan financing facility with Textron Financial Corporation continues to include required financial covenants, and beginning in March 2010 through March 2011 will require certain reductions in the overall amounts borrowed under the facility. We believe that the combination of our cash on hand, net proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future. However, because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard.

Going forward, we will continue to focus on managing our costs, improving gross margin and maintaining adequate liquidity to sustain our business through this cycle. At the same time, we are pursuing ways to both expand our product offering and reach new distribution channels to further drive revenues.

Business Segment Information

We operate principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. See Note 17 of “Notes to Consolidated Financial Statements” in Item 8 of this report for information on our net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2010, 2009 and 2008.

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

The following table sets forth the total factory-built homes sold, commercial buildings sold and the number of manufacturing facilities we operated for the fiscal years indicated:

	March 26, 2010	March 27, 2009	March 28, 2008	March 30, 2007	March 31, 2006
Factory-built homes sold:
Single-section (1)	654	661	658	434	1,015
Multi-section	1,680	2,254	3,163	4,453	6,282
Modular	690	971	1,628	1,850	1,614

Total factory-built homes sold	3,024	3,886	5,449	6,737	8,911

Commercial buildings sold	50	61	—	—	—

Operating manufacturing facilties (at end of fiscal year)	8	9	12	14	18

(1)

In the second quarter of fiscal 2006, the Federal Emergency Management Agency (FEMA) contracted with various factory-built housing homebuilders to produce and deliver manufactured homes in connection with its Hurricane Katrina relief efforts. We contracted with FEMA to produce and deliver 583 single-section homes in fiscal 2006.

The number of operating manufacturing facilities has decreased 55% since March 31, 2006. During the last four fiscal years we idled eight less-than-efficient facilities and had one facility destroyed by fire. During fiscal 2010, we sold one facility. Currently, we have four facilities listed for sale. We recorded $0.3 million and $1.5 million for impairment charges on facilities held for sale in fiscal 2010 and fiscal 2009, respectively. See Note 1 in the notes to the consolidated financial statements for further details on our impairment testing.

Products

We manufacture a broad range of single and multi-section manufactured and modular homes under various brand names and in a variety of floor plans and price ranges. While most of the homes we build are multi-section/modular (78% in fiscal 2010) ranch-style homes, we also build single-section homes, split-level homes, cape cod style homes, two and three story homes and multi-family units such as apartments and duplexes. Most of the single-family homes we produce contain two to five bedrooms, a living room, family room, dining room, kitchen and two or three bathrooms. Approximately 80% of the manufactured homes we produce are structurally or decoratively customized to the homebuyer’s specifications. During fiscal 2010, the average retail sales price (excluding land) of our manufactured and modular homes was approximately $67,000 and $166,000, respectively.

We also produce commercial modular structures including apartment buildings, condominiums, hotels, schools and military barracks and other housing for U.S. military troops. Commercial buildings are constructed in the same factories and using the same assembly lines as the factories where we produce our factory-built homes. These commercial projects are generally engineered to the purchaser’s specifications. The buildings are transported to the customer’s site in the same manner as our homes and are crane set at the site. Commercial projects are finished on site.

We introduced flexible products during fiscal 2009. Flexible products are models that can be built from 1,200-2,400 square feet, built to either HUD-code or modular specifications, all designed with a variety of exterior elevations and available by simply displaying one base model home. This long-term effort has helped us significantly reduce our inventories and our floor plan payable.

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

The principal materials used in the construction of our factory-built homes are of the same quality as those used by conventional site builders. These components include wood, wood products, gypsum wallboard, steel, fiberglass insulation, carpet, vinyl, fasteners, appliances, electrical items, windows and doors. We believe that the materials used in the construction of our factory-built homes are readily available from a wide variety of suppliers and the loss of any single supplier would not have a material adverse effect on our business. The two suppliers which accounted for more than 5% of our total purchases during the fiscal year ended March 26, 2010 represented 15.4% and 5.3%, respectively, of our total purchases. Prices of certain materials such as lumber, gypsum, steel and insulation can fluctuate significantly due to changes in supply and demand. Although we and others in the industry typically have been able to pass higher material costs on to the consumer through price increases, such increases typically lag the escalation of material costs. No assurances can be made that we will be able to pass these costs on in future years.

Our homes are constructed in indoor facilities, which have approximately 100,000 square feet of floor space and employ an average of 145 associates. Construction of our homes is performed in stages using an assembly-line process. HUD-code homes are constructed in one or more sections that is/are permanently attached to a steel support chassis that allows the section to be moved through the facility and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed during placement of the homes at the home site. The sections are then moved down a tracked path where various components such as floors, interior and exterior walls, ceiling, roof, and other purchased components are added and function testing is performed. We currently complete a typical HUD-code home in approximately five days and a typical modular home in one to two weeks. We believe the efficiency of our process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly and often at a lower cost than a conventional site-built home of similar quality.

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

The construction of our factory-built homes is based upon customer orders from retailers and independent dealers, builders and developers. Since orders from retailers may be cancelled prior to production without penalty, we do not consider our order backlog to be a firm indication of future business; however, such cancellations do not often occur. Before scheduling homes for production, customer deposits are received and availability of financing is confirmed with our customer and, with respect to independent dealers, their floor plan lender. As of June 8, 2010, our backlog of manufactured housing orders was approximately $15.9 million, as compared to approximately $8.9 million as of May 26, 2009 and our backlog of modular housing orders as of June 8, 2010 was approximately $10.0 million, as compared to approximately $35.2 million as of May 26, 2009.

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

	March 26, 2010	March 27, 2009	March 28, 2008
Factory-built homes sold by:
Company-owned sales centers and building locations	2,357	2,932	3,763
Independent builders, dealers and developers	667	954	1,686

Total factory-built homes sold	3,024	3,886	5,449

Commercial buildings sold to the U.S. government, general contractors and developers	50	61	—

Number of:
Company-owned sales centers and building locations	55	86	87
Independent builders, dealers and developers	145	150	275

Total number of locations in distribution network	200	236	362

We currently have 52 company-owned retail sales centers in seven states and three company-owned builder locations in three states. A typical retail sales center consists of a manufactured home finished out as sales offices, and factory-built model homes of various sizes, floor plans, features and prices. Many of our retail sales centers also sell used and repossessed homes. Customers may purchase one of the model homes or may order a home that will be built at one of our manufacturing facilities and customized to meet their needs. Our typical builder location consists of a modular model home which serves as both a sales office and a design center which allows customers to select the floor plan and various amenities in their new home.

In addition to our company-owned retail sales centers and builder locations, we also distribute our factory-built homes through independent dealers, builders and developers. The number of homes sold through our independent dealers, builders and developers has decreased by 45% over the last three fiscal years. This decline is largely the result of slowdowns in sales to Lifestyle Communities in the three key states of Florida, Arizona and California, which historically were some of our most profitable states. Our independent dealer network consists of approximately 80 local dealers that market to lifestyle communities and on your lot homes. Our builder/developer network consists of approximately 65 builders and developers who typically acquire and develop the land and set a foundation for the home. We transport the home to the site and the builder/developer’s contractors lift the home with a crane onto the foundation and subsequently perform finish-out services. The builder/developer may also construct garages, patios, porches and other such additional add-ons.

Markets Served

During the fiscal year ended March 26, 2010, the percentage of our revenues by region was as follows:

Region	Primary States	Percentage of Revenue by Region
Southeast	Florida, North Carolina, Alabama, Georgia, South Carolina, Mississippi, Tennessee, Virginia, West Virginia, Maryland, Delaware	29.6%
Central	Texas, Oklahoma, Arkansas, Louisiana, Ohio, Indiana, Kentucky	51.6%
West	New Mexico, Arizona, California, Colorado, Oregon, Washington, Montana, Nevada	18.8%

		100.0%

The two states which accounted for greater than 10% of our fiscal 2010 revenues were Texas and Florida with approximately 42% and 12%, respectively, of total revenues.

Because the cost of transporting factory-built homes is significant, there is a practical limit to the distance between a manufacturing facility and our retailers or home sites. The primary geographic market is within a 250-mile radius for a manufactured housing facility and within a one to two day drive for a modular housing facility. Each of our manufactured housing facilities typically serves 20 to 40 retailers, and the facility sales staff maintains personal contact with each retailer, whether company-owned or independent. Our decentralized operations allow us to be more responsive in addressing regional customer preferences of product innovation and home design.

Consumer Financing

Sales of factory-built homes are significantly affected by the availability and cost of consumer financing. There are three basic types of consumer financing in the factory-built housing industry: chattel or personal property loans for purchasers of a home with no real estate involved (generally HUD-code homes); non-conforming mortgages for purchasers of the home and the land on which the home is placed; and mortgage loans which comply with the requirements of FHA, Fannie Mae or Freddie Mac. The majority of modular homes are financed with conventional real estate mortgages. Beginning in mid-1999, lenient credit standards for chattel loans led to increased numbers of repossessions of manufactured homes and excessive inventory levels. The poor performance of manufactured home loan portfolios made it difficult for consumer finance companies in the industry to obtain long-term capital in the asset-backed securitization market. As a result, many consumer finance companies curtailed their lending or exited the manufactured housing loan industry entirely. Since then, the lenders who remained in the business tightened their credit standards and increased interest rates for chattel loans which reduced lending volumes and lowered sales volumes of manufactured homes.

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

The risk of loss under such repurchase agreements is mitigated by the fact that (i) approximately 74% of our homes are sold through our company-owned stores for which no repurchase agreement exists; (ii) a majority of the homes we sell to independent dealers, builders and developers are pre-sold to specific retail customers; (iii) we monitor each dealer’s, builder’s and retailer’s inventory position on a regular basis; (iv) sales of our manufactured homes are spread over a large number of dealers, builders and developers; (v) none of our independent dealers, builders and developers accounted for more than 5% of our net sales in fiscal 2010; (vi) the price we are obligated to pay declines over time and (vii) we are, in most cases, able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. We estimate that our potential obligations under such repurchase agreements were approximately $3.0 million as of March 26, 2010. During fiscal years 2010, 2009 and 2008, we did not incur any losses under these repurchase agreements.

Beginning in fiscal 2000, lenient credit standards, which had facilitated increased industry-wide wholesale shipments in previous years, tightened, resulting in declining wholesale shipments, declining margins and lower retail sales levels for most industry participants through fiscal 2010. Since the beginning of the industry downturn, several major floor plan lenders have exited the wholesale financing business for our independent dealers and GE, Textron and 21st Mortgage are all currently in the process of either exiting the business or reducing their lending to the industry. This reduced availability of wholesale financing has resulted in reduced sales to independent dealers, builders and developers during fiscal 2010.

Financial Services Segment

Our financial services subsidiaries’ fiscal year ends on different dates than ours. CountryPlace’s fiscal year ends on March 31 and Standard’s fiscal year ends on the last day of February.

Finance

We provide financing to our customers on competitive terms through our subsidiary, CountryPlace. Through CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. CountryPlace is an approved seller-servicer with Fannie Mae, is approved by HUD to originate FHA-insured mortgages under its Direct Endorsement program, and is approved to issue Ginnie Mae mortgage-backed securities. The loans originated through CountryPlace are sold to investors. CountryPlace also provides various loan origination and servicing functions for non-affiliated entities under contract. We believe that providing financing alternatives to our customers improves our responsiveness to the financing needs of prospective purchasers and provides us with additional sources of loan origination and servicing revenues.

All of CountryPlace’s loan contracts held are fixed rate and have monthly scheduled payments of principal and interest. The scheduled payments for each contract would, if made on their respective due dates, result in a full amortization of the contract. The following is an analysis of the scheduled repayments of the loans in our portfolio as of March 31, 2010 (in thousands):

	Due within 1 year	Due in 1 to 5 years	Due after 5 years	Total
Scheduled repayments of consumer loans	$3,745	$24,856	$151,506	$180,107

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal. Upon determining that a nonaccrual loan is impaired, interest accrued and the uncollected receivable prior to identification of nonaccrual status is charged to the allowance for loan losses. At March 31, 2010, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of March 31, 2010 and March 31, 2009 (dollars in thousands):

	March 31, 2010	March 31, 2009
Non-performing loans:
Loans accounted for on a nonaccrual basis (1)	$1,219	$2,574
Accruing loans past due 90 days or more	594	390

Total nonaccrual and 90 days past due loans	1,813	2,964
Percentage of total loans	1.01%	1.49%
Other non-performing assets (2)	1,566	2,048
Troubled debt restructurings	1,268	303

(1)

As of March 31, 2010 CountryPlace identified $2.4 million of loans in nonaccrual status for which foreclosure is probable. Accordingly, the Company reduced the loans receivable balance and the allowance for loan losses by $1.2 million to reflect the difference between the unpaid balance and the estimated fair market value of the related loans receivable. At March 31, 2009 loans accounted for on a nonaccrual basis were reflected at the unpaid balance of $2.6 million.

(2)	Consists of land and homes acquired through foreclosure, which are carried at the lower of carrying value or fair value less estimated selling expenses.

During fiscal 2010, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to borrowers’ loss of income and other repayment matters impacting these borrowers. For the years ended March 31, 2010 and March 31, 2009, CountryPlace modified the payments or rates for approximately $1.6 million and $0.1 million, respectively. These loans are not reflected as non-performing loans but as troubled debt restructurings. As of March 31, 2010, the allowance for loan losses totaled $3.0 million.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of March 31, 2010 and March 31, 2009:

	March 31, 2010	March 31, 2009
Texas	43.2%	42.6%
Arizona	6.3	6.3
Florida	6.6	7.1
California	2.1	2.2

The states of California, Florida, Arizona and, to a lesser degree, Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 31, 2010 or March 31, 2009. Management believes the allowance for loan losses of $3.0 million is adequate to cover estimated losses at March 31, 2010.

Insurance

We offer property and casualty insurance as well as extended warranties for owners of manufactured homes through our subsidiary, Standard Casualty. Standard Casualty specializes in the manufactured housing industry, primarily serving the Texas, Georgia, Arizona and New Mexico markets. In Texas, the policies are written through one affiliated managing general agent, which produces all premiums, except surety, through local agents, most of which are manufactured home dealers. All business outside the state of Texas is written on a direct basis through local agents. There are approximately 70 active producing agents.

During fiscal 2010, 85% of homeowners who purchased a home through our own retail superstores purchased extended warranties and 68% purchased property and casualty insurance. At the end of fiscal 2010, Standard Casualty had approximately 11,930 policies in force.

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retail customer financing. In addition, manufactured and modular homes compete with new and existing site-built homes, as well as apartments, townhouses and condominiums. The efficiency of the assembly-line process, protection from the weather and regional purchasing power enable us to produce a home in approximately one to two weeks and typically at a lower cost than a conventional site-built home of similar quality.

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

Associates

Currently, we have approximately 1,700 associates. All of our associates are non-union. We have not experienced any labor-related work stoppages and believe that our relationship with our associates is good.

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

We are highly leveraged. As of March 26, 2010, we had approximately $196 million of long-term indebtedness outstanding. In addition, under the Virgo credit agreement, CountryPlace is permitted to incur up to $4.8 million in additional debt, subject to certain limitations. Being so highly leveraged could have a material adverse effect on our business, financial condition, operating results, and ability to satisfy our obligations under our indebtedness.

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

Since March 2006, we have decreased the number of operating manufacturing plants by eight and decreased the number of retail sales centers we own by 61 to align current and expected regional demand. If the U.S. economy continues to slow, financial markets continue to decline, and more layoffs occur nationally, our realignment will not allow us to return to operating profitability and further cost savings and other measures will be required.

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

Our retail customers who do not use CountryPlace generally either pay cash or secure financing from third party lenders, which have been negatively affected by adverse loan origination experience. Several major lenders, which had previously provided financing for our customers, have exited the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on both the manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. Government agencies such as FHA, Fannie Mae and Freddie Mac, which are important insurers or purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could have a material adverse effect on our results of operations.

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

We have an agreement with Textron Financial Corporation for a floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by our assets, excluding CountryPlace assets. During the third quarter of fiscal 2009, Textron announced that they wanted to perform an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business.

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

•

Alters the maximum credit line to $45 million for the fourth quarter of fiscal 2010, $43 million for the first quarter of fiscal 2011, $38 million for the second quarter of fiscal 2011, $32 million for the third quarter of fiscal 2011, $28 million for the fourth quarter of fiscal 2011 and $25 million thereafter;

•	Provides for a maximum loan-to-collateral coverage ratio of 65% through the first quarter of fiscal 2011, 62% for the second quarter of fiscal 2011 and 60% for all quarters thereafter;

•	Allows for an increased percentage of eligible inventory to be borrowed subject to the total credit line at the lender’s discretion;

•	Pledges 100% of the Company’s equity in Standard Casualty Company to Textron; and

•	Alters financial covenants as follows:

•

Maximum quarterly net loss before taxes and restructuring charges—$15 million through the second quarter of fiscal 2011, $10 million for the third and fourth quarters of fiscal 2011 and $1 million of net income for all quarters thereafter;

•	Eliminates the borrowing base requirement in its entirety effective December 29, 2009.

As of March 26, 2010, we were required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement. We were in compliance with these financial covenants as of March 26, 2010 and believe that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, we would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide us with a waiver or that we will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on our convertible senior notes described in Note 6.

Additionally, as of March 26, 2010, we had a loan-to-collateral coverage ratio of 82% which exceeded the maximum requirement of 65% and resulted in our having an increased percentage of eligible inventory borrowed subject to the total credit line by $8.9 million. While Textron could demand that the entire $8.9 million be repaid immediately, Textron has approved the coverage ratio to be out of formula and in connection with that waiver, reset the total credit line from $43 million to $38 million effective May 18, 2010.

We are concentrated geographically, which could harm our business.

In fiscal 2010, approximately 42% of our net sales were generated in Texas and approximately 12% of our net sales were generated in Florida. While Texas has lagged the national recession to a certain extent, a further decline in the economy of Texas could have a material adverse effect on our results of operations as well.

We may have insufficient cash available to repurchase our convertible senior notes if a significant portion of the notes are put to us on the repurchase dates.

As of March 26, 2010, we had $53.8 million in principal that remains outstanding under our 3.25% Convertible Senior Notes due 2024 (the Notes). Holders of the 2024 Notes may require us to repurchase all or a portion of their 2024 Notes at 100% of their principal amount plus accrued and unpaid interest for cash on May 15, 2011, May 15, 2014 and May 15, 2019. We cannot guarantee that we will have sufficient funds or will be able to arrange for additional financing to pay the principal amount or purchase price due. In that case, our failure to purchase any tendered notes would constitute an event of default under the indenture, thereby requiring the Notes to become immediately due and payable.

We may not realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a valuation allowance against our deferred income tax assets. The valuation allowance will fluctuate as conditions change.

Our ability to utilize net operating losses (“NOLs”), built-in losses (“BILs”), and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOLs, BILs, and tax credit carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards. We have not experienced an ownership change as defined by Section 382. To preserve our ability to utilize NOLs, BILs, and other tax benefits in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities. There can be no assurance that we will not undergo an ownership change within the meaning of Section 382.

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

Natural disasters and severe weather conditions could delay deliveries, increase costs, and decrease demand for new homes in affected areas.

Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected.

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

Fixed rate loans originated by CountryPlace prior to long-term financing or sale to investors are exposed to the risk of increased interest rates between the time of loan origination and term financing or sale. If interest rates for term financings or in the whole-loan market increase after loans are originated, the loans may suffer a decline in market value and our interest margin spreads could be reduced. In the past, CountryPlace entered into interest rate swap agreements to hedge its exposure to such interest rate risk from prior to arranging term-financing such as securitization. However, CountryPlace does not currently hedge the interest rate risk for mortgage loans in various stages of origination prior to sale, except to the extent that it enters into forward delivery commitments with investors for certain mortgages that are executed but for which construction is incomplete.

Loss severities on defaulted loans may increase.

As a result of the Company restructuring its retail operations, there are substantially fewer retail sales centers than in fiscal 2009 to assist CountryPlace in disposing of repossessed homes. The restructurings have resulted in the Company no longer having retail sales centers in several geographic areas in which CountryPlace has loans outstanding. In these areas, CountryPlace must now liquidate repossessed homes through independent manufactured home dealers and brokers at wholesale prices. This is likely to reduce the defaulted loan amounts recovered versus retail sales through the Company’s sales centers. In addition, house prices in general may continue to decline and adversely affect the prices realized by CountryPlace for repossessed homes. We believe that our reserves are adequate to cover these defaulted loans but no assurances can be made.

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

Our results of operations can be affected by the pricing and availability of raw materials. In fiscal 2010, average prices of our raw materials increased 4% compared to fiscal 2009, and in fiscal 2009, average raw materials prices increased 5% compared to fiscal 2008. Although we attempt to increase the sales prices of our homes in response to higher materials costs, such increases typically lag behind the escalation of materials costs. Although lumber costs have moderated, three of the most important raw materials used in our operations—lumber, gypsum wallboard and insulation—have experienced significant price fluctuations in the past several fiscal years. Although we have not experienced any shortage of such building materials today, there can be no assurance that sufficient supplies of lumber, gypsum wallboard and insulation, as well as other materials, will continue to be available to us on terms we regard as satisfactory.

Our repurchase agreements with floor plan lenders could result in increased costs.

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During fiscal 2010, fiscal 2009 and fiscal 2008, we did not incur any significant losses under these repurchase agreements.

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

Approximately 51% of our outstanding common stock is beneficially owned or controlled by Sally Posey Trust, Sally Posey, and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In fiscal 2010, approximately 12% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth certain information with respect to our properties:

Location	Owned/Leased	Approximate Square Footage
Operating Manufacturing Facilities:
Arabi, Georgia	Owned	97,970
Austin, Texas	Owned	103,800
Buda, Texas	Owned	88,275
Fort Worth, Texas	Owned	121,300
Martinsville, Virginia	Owned	75,262
Millersburg, Oregon	Owned	168,650
Plant City, Florida	Owned	87,200
Tempe, Arizona	Owned	103,500

Idled Manufacturing Facilities:
Albemarle, North Carolina (1)	Owned	112,700
Austin, Texas	Owned	77,000
Casa Grande, Arizona (1)	Owned	90,000
LaGrange, Georgia (1)	Owned	200,000
Martinsville, Virginia (2 facilities)	Owned	100,098
Plant City, Florida	Owned	93,600
Siler City, North Carolina (1)	Owned	91,200
Siler City, North Carolina	Leased	40,000

Component and Supply Facilities:
Martinsville, Virginia	Owned	148,346

Corporate Headquarters:
Addison, Texas	Leased	48,000

(1)	Facility is permanently closed and listed for sale.

We currently own all of our manufacturing facilities (except one building in Siler City, NC which is leased) and substantially all of the machinery and equipment used in the facilities. We believe our facilities are adequately maintained and suitable for the purposes for which they are used. Our capacity utilization rate was approximately 30% as of March 26, 2010.

In addition to our production facilities, we own nine properties upon which two of our active retail centers are located. The remaining active sales centers are leased under operating leases with lease terms generally ranging from monthly to 10 years.

See Note 1 to the consolidated financial statements on our impairment analysis for long-term assets, including property, plant and equipment.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

In late 1992, we removed an underground storage tank formerly used to store gasoline from the site of our Tempe, Arizona manufacturing facility. We worked in cooperation with the Arizona Department of Environmental Quality to assess and respond to gasoline related hydrocarbons detected in soil and groundwater at this site. We have closed the site and completed all the necessary paperwork required by the EPA to settle the claim. Under certain circumstances, a state fund may be available to compensate responsible parties for petroleum releases from underground storage tanks. Site characterization is complicated by the presence of contaminants associated with the Indian Bend Wash Area Superfund Site described below. The liability is not estimable due to our inability to project whether any additional remediation is necessary. At this time, we do not expect that the costs of any corrective action or assessments related to the tank will have a material adverse effect on our financial condition or results of operations.

Our Tempe facility is partially located within a large area that has been identified by the EPA as the Indian Bend Wash Area Superfund Site. Under federal law, certain persons known as potentially responsible parties (PRPs) may be held strictly liable on a joint and several basis for all cleanup costs and natural resource damages associated with the release of hazardous substances from a facility. The average cost to clean up a site listed on the National Priorities List is over $30 million. The Indian Bend Superfund Site is listed on the National Priorities List. Groups of PRPs may include current owners and operators of a facility, owners and operators of a facility at the time of disposal of hazardous substances, transporters of hazardous substance and those who arrange for the treatment or disposal of hazardous substances at a site. No government agency, including the EPA, has indicated that we have been or will be named as a PRP or that we are otherwise responsible for the contamination present at the Indian Bend Superfund Site. We have received a notice of intent from the Arizona Department of Water Resources to abandon the well. In general, although no assurance can be given, we do not believe that our ownership of property partially located within the Indian Bend Superfund Site will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4.	[Reserved]

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Stock Market under the symbol “PHHM” since July 31, 1995, the date on which we completed our initial public offering. The following table sets forth, for the periods indicated, the high and low sales information per share of the common stock as reported on the Nasdaq Stock Market.

Fiscal 2010	High	Low
First Quarter	$3.32	$1.83
Second Quarter	3.23	1.90
Third Quarter	3.15	2.01
Fourth Quarter	2.42	1.71

Fiscal 2009	High	Low
First Quarter	$8.95	$5.05
Second Quarter	11.51	4.26
Third Quarter	9.91	4.61
Fourth Quarter	5.77	1.45

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

PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total returns for us, the Standard & Poor’s MidCap 400 Composite Stock Index and our peer group, assuming the investment of $100 on March 31, 2005, and the reinvestment of dividends. The companies in our peer group are as follows: Champion Enterprises, Inc., Fleetwood Enterprises, Inc., and Skyline Corporation.

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to future share performance.

Item 6.	Selected Financial Data

The following table sets forth selected financial information regarding our financial position and operating results which has been extracted from our audited financial statements for the five fiscal years ended March 26, 2010. The information should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes in Item 8 of this report.

	Fiscal Year Ended
	March 26, 2010	March 27, 2009	March 28, 2008	March 30, 2007	March 31, 2006
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Statements of Operations:
Net sales	$298,371	$409,274	$555,096	$661,247	$710,635
Cost of sales	234,664	312,428	421,371	503,419	525,023

Gross profit	63,707	96,846	133,725	157,828	185,612
Selling, general and administrative expenses	100,209	120,402	150,562	160,016	161,154
Goodwill impairment	—	—	78,506	—

Income (loss) from operations	(36,502)	(23,556)	(95,343)	(2,188)	24,458
Interest expense	(17,533)	(18,265)	(21,853)	(18,594)	(14,338)
Gain on repurchase of convertible senior notes	—	7,723	—	—	—
Equity in earnings (loss) of limited partnership and impairment charges	—	—	—	(4,709)	574
Other income	2,944	2,095	3,625	4,901	5,007

Income (loss) before income taxes	(51,091)	(32,003)	(113,571)	(20,590)	15,701
Income tax benefit (expense)	(41)	8	(8,409)	7,210	(6,202)

Net income (loss)	$(51,132)	$(31,995)	$(121,980)	$(13,380)	$9,499

Net income (loss) per common share—basic and diluted	$(2.23)	$(1.40)	$(5.34)	$(0.59)	$0.42

Weighted average common shares outstanding—basic and diluted	22,888	22,856	22,852	22,852	22,831

Balance Sheet Data (1):
Total assets	$357,753	$411,682	$564,900	$669,641	$647,486
Convertible senior notes, net	50,486	47,940	63,404	60,205	57,306
Floor plan payable	42,249	49,401	59,367	63,603	37,908
Warehouse revolving debt	—	—	42,175	12,045	37,413
Securitized financings	122,494	140,283	165,430	194,405	105,379
Virgo debt, net	18,518	—	—	—	—
Shareholders’ equity	59,416	105,633	138,171	259,444	274,153

Operating Data (unaudited):
Number of new factory-built homes sold (2)	3,024	3,886	5,449	6,737	8,911
Multi-section manufactured homes sold as a percentage of total manufactured homes sold	72%	77%	83%	91%	86%
Modular homes sold as a percentage of total factory-built homes sold	23%	25%	30%	27%	18%
Number of manufacturing facilities (1)	8	9	12	14	18
Number of company-owned retail sales centers and builder locations (1)	55	86	87	107	116

(1)	As of the end of the applicable period.
(2)	Includes 583 homes sold to FEMA in fiscal 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of March 26, 2010, we operated eight manufacturing facilities that sell homes through 55 company-owned retail sales centers and builder locations and approximately 145 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are sold to investors. We also provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

The prevailing economic uncertainties and depressed housing market have continued to challenge the factory-built housing industry and our business during fiscal 2010. Our revenues for the year are indicative of the constrained demand for factory-built housing products resulting from a more restrictive financing environment and an over-supply of discounted site-built homes. Our fiscal year revenues declined 27.1% over the prior year period and our gross margin decreased to 21.4% from 23.7% a year ago. In spite of the decline in sales and gross margin, we have reduced our selling, general and administrative expenses and improved our operating efficiencies in this current sales environment. Our financial services subsidiaries, Standard Casualty and CountryPlace Mortgage, continue to be profitable.

In light of the current economic environment and the ongoing challenges facing the factory-built housing industry, our top priority is to manage our liquidity with a focus on cash generation and cash preservation in every area of our operations. During fiscal 2010, we focused on this priority through the following:

•

We reached an agreement with Textron Financial Corporation to amend the terms of our floor plan facility and extend the expiration date until April 2011, and in certain circumstances, further extend through June 2012. The agreement also provides for a gradual step-down of the current total committed amount of $45 million to $25 million between March 2010 and March 2011, favorably adjusts certain financial covenants, and allows for an increased percentage of eligible inventory to be borrowed subject to the total credit line at the lender’s discretion.

•

Through CountryPlace, we closed on a four-year, $20 million secured term loan from entities managed by Virgo Investment Group LLC (“Virgo”). Net proceeds of $19.0 million, after fees, will be used for working capital and general corporate purposes.

•	We reduced inventories by $36.8 million and receivables by $4.9 million.

•	We have continued to reduce its overhead costs (selling, general and administrative expenses decreased $20.2 million in fiscal 2010 despite including $4.4 million for restructuring costs).

•	We received $1.8 million from the sale to a third party of a portion of Palm Harbor Insurance Agency’s book of business, including rights to future commissions, profit sharing and renewals.

•	We completed a sale leaseback transaction totaling $1.0 million in cash for two of our retail properties.

•	CountryPlace was approved to issue Ginnie Mae (GNMA) mortgage-backed securities.

We have also taken additional steps to reduce our manufacturing capacity and distribution channels and realign our operational overhead to meet current and expected demand. During the fourth quarter of fiscal 2010, we closed one factory and 23 underperforming sales centers and now have eight factories in operation and a total of 55 sales locations. We recorded restructuring charges of approximately $9.2 million in connection with these actions. Of this $9.2 million, approximately $4.8 million was recorded in cost of sales and primarily related to the quick selling of retail inventories at reduced margins at the locations that were closing while $4.4 million was recorded in selling, general and administrative expenses and primarily related to sales centers and plants closing costs as well as expenses for legal and financial consultants. No significant additional charges are expected to be incurred in connection with this restructuring.

We continue to pursue ways to both expand our product offering and reach new distribution channels to further drive revenues. The commercial and military markets for modular products represent a new growth opportunity at higher price points than the residential market. During fiscal 2009 and 2010, we produced barracks and other housing for three military bases as well as townhouses, apartments, duplexes and condominiums. Commercial projects contributed $10.8 million and $16.7 million to our revenues in fiscal years 2010 and 2009, respectively.

Our amended floor plan financing facility with Textron Financial Corporation continues to include required financial covenants, and beginning in March 2010 through March 2011 will require certain reductions in the overall amounts borrowed under the facility. We believe that the combination of our cash on hand, net proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future. However, because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard.

Going forward, we will continue to focus on managing our costs, improving gross margin and maintaining adequate liquidity to sustain our business through this cycle. At the same time, we are pursuing ways to both expand our product offering and reach new distribution channels to further drive revenues.

Results of Operations

The following table sets forth the items in our Statements of Operations as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	March 26, 2010	March 27, 2009	March 28, 2008
Net Sales	100.0%	100.0%	100.0%
Cost of sales	78.6	76.3	75.9

Gross profit	21.4	23.7	24.1
Selling, general and administrative expenses	33.6	29.4	27.1
Goodwill impairment	—	—	14.2

Loss from operations	(12.2)	(5.7)	(17.2)
Interest expense	(5.9)	(4.5)	(3.9)
Gain on repurchases of convertible senior notes	—	1.9	—
Other income	1.0	0.5	0.7

Loss before income taxes	(17.1)	(7.8)	(20.4)
Income tax benefit (expense)	—	—	(1.5)

Net loss	(17.1)%	(7.8)%	(21.9)%

The following table summarizes certain key sales statistics as of and for the period indicated.

	Fiscal Year Ended
	March 26, 2010	March 27, 2009	March 28, 2008
Homes sold through company-owned retail sales centers and builder locations	2,357	2,932	3,763
Homes sold to independent dealers, builders and developers	667	954	1,686

Total new factory-built homes sold	3,024	3,886	5,449
Average new manufactured home price—retail	$67,000	$73,000	$76,000
Average new manufactured home price—wholesale	$52,000	$54,000	$61,000
Average new modular home price—retail	$166,000	$175,000	$176,000
Average new modular home price—wholesale	$71,000	$72,000	$80,000
Number of company-owned retail sales centers and builder locations at end of period	55	86	87

2010 Compared to 2009

Net Sales. Net sales decreased 27.1% to $298.4 million in fiscal 2010 from $409.3 million in fiscal 2009. This decrease is primarily the result of a $108.8 million decrease in factory-built housing net sales. Financial services net revenues decreased $2.1 million in fiscal 2010. The decline in factory-built housing net sales is primarily due to a 22.2% decrease in the total number of factory-built homes sold coupled with decreases in the average selling prices of new manufactured and modular homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Homes sold to independent dealers, builders and developers decreased 30.1% in fiscal 2010 largely due to slowdowns in sales to lifestyle communities in the three key states of Florida, California and Arizona, which historically were some of our most profitable states. The decrease in the average selling prices is the result of our customers moving down market and buying smaller, less expensive homes. The decrease in financial services net revenues reflects a decline in the average consumer loans balance from $229.6 million for fiscal 2009 to $183.9 million for fiscal 2010, resulting from the sale of approximately $51.3 million of loans in April 2008 and the normal amortization and prepayment of loans.

Gross Profit. In fiscal 2010, gross profit decreased to 21.4% of net sales, or $63.7 million, from 23.7% of net sales, or $96.8 million in fiscal 2009. Gross profit for the factory-built housing segment decreased to 15.0% of net sales in fiscal 2010 from 18.8% in fiscal 2009. The decline in factory-built housing margin is primarily the result of restructuring costs totaling $4.8 million resulting from the restructuring actions taken in the fourth quarter of fiscal 2010 to close one less than efficient plant and 23 under-performing sales centers, offset by an increase in the internalization rate from 69% in fiscal 2009 to 74% in fiscal 2010. Gross profit for the financial services segment decreased $2.8 million in fiscal 2010 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses. In dollars, selling, general and administrative expenses decreased $20.2 million to $100.2 million in fiscal 2010 from $120.4 million in fiscal 2009. Of this $20.2 million decrease, $22.0 million related to the factory-built housing segment and $1.3 million related to financial services. This decrease was offset by an increase of $3.1 million related to general corporate expenses. The decline in selling, general and administrative expenses related to the factory-built housing segment resulted from a reduction of approximately seven less operating sales centers throughout the majority of the year in addition to a decrease in the fixed expenses of our ongoing operations. This decline was offset by $3.4 million of restructuring costs related to the factory-built housing segment incurred in the fourth quarter of fiscal 2010 related to the closing of 23 retail sales centers and one manufacturing facility. The increase in general corporate expenses was primarily due to $1.0 million of restructuring costs incurred for additional legal and financial advisors to assist us in acquiring the Virgo debt and restructuring our floor plan facility with Textron. As a percentage of net sales, selling, general and administrative expenses increased to 33.6% of net sales in fiscal 2010 as compared to 29.4% of net sales in fiscal 2009.

Interest Expense. Interest expense decreased 4.0% to $17.5 million in fiscal 2010 from $18.3 million in fiscal 2009. Interest expense decreased by $1.0 million, $0.6 million and $0.5 million due to lower principal balances of securitized financings, floor plan payable and convertible senior notes, respectively. This was offset by an increase in interest expense of $0.5 million related to the new Virgo debt and $0.8 million related to the warrants on the fiscal 2010 promissory notes to related parties.

Gain on Repurchase of Convertible Senior Notes. During fiscal 2009, we repurchased $21.2 million principal amount of our convertible senior notes, which had a book value of $18.3 million net of debt discount, for $10.6 million in cash, resulting in a gain of $7.7 million.

Other Income. Other income increased 40.5% to $2.9 million in fiscal 2010 from $2.1 million in fiscal 2009. This increase is primarily due to $1.8 million received from the sale to a third party of a portion of Palm Harbor Insurance Agency’s book of business, including rights to future commissions, profit sharing and renewals and is offset by a decrease in interest income resulting from reduced rates of return coupled with lower average cash and cash equivalent balances.

Income Tax Benefit (Expense). Income tax expense was $41,000 in fiscal 2010 as compared to a benefit of $8,000 in fiscal 2009. The tax benefit in fiscal 2009 resulted from additional benefits for a reduction in Texas margin tax for prior tax years and was offset by taxes payable in various states we do business.

2009 Compared to 2008

Net Sales. Net sales decreased 26.3% to $409.3 million in fiscal 2009 as compared to $555.1 million in fiscal 2008. This decrease is primarily the result of a $140.3 million decrease in factory-built housing net sales and a $5.5 million decrease in financial services net revenues. The decline in factory-built housing net sales is primarily due to a 28.7% decrease in the total number of factory-built homes sold coupled with decreases in the average selling prices of new modular and manufactured homes. The decrease in the total number of factory-built homes sold reflects the severe state of the factory-built housing industry, the prevailing economic uncertainties, credit crisis and general consumer paralysis that has kept potential homebuyers on the sidelines. Also, we were operating 20 fewer retail stores and four less factories than last year. Homes sold to independent dealers, builders and developers decreased 43.4% in fiscal 2009 largely due to slowdowns in sales to Lifestyle Communities in the three key states of Florida, California and Arizona, which historically were some of our most profitable states. The reduction in independent sales was bolstered by $16.7 million in commercial and military modular sales. The decrease in the average selling prices is the result of our lower-priced products. The decrease in financial services net revenues reflects a decline in the average consumer loans balance from $248.0 million for fiscal 2008 to $229.6 million for fiscal 2009, resulting from the sale of approximately $51.3 million of loans in April 2008 and the normal amortization and prepayment of loans.

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

Interest Expense. Interest expense decreased 16.4% to $18.3 million in fiscal 2009 as compared to $21.9 million in fiscal 2008. Of this decrease, $1.7 million related to decreased interest expense on the average balance of the warehouse facility which was terminated April 30, 2008 and $1.4 million related to decreased interest expense on the average balance of the securitized loans resulting from reduced securitization financing balances in fiscal 2009 as compared to fiscal 2008.

Gain on Repurchase of Convertible Senior Notes. During fiscal 2009, we repurchased $21.2 million principal amount of our convertible senior notes, which had a book value of $18.3 million net of debt discount, for $10.6 million in cash, resulting in a gain of $7.7 million.

Other Income. Other income decreased 42.2% to $2.1 million in fiscal 2009 from $3.6 million in fiscal 2008 primarily due to a $2.2 million decrease in interest and dividend income resulting from reduced rates of return coupled with lower average cash and cash equivalent balances. This is offset by a $0.4 million increase on income earned on a real estate investment.

Income Tax Benefit (Expense). Income tax benefit was $8,000 in fiscal 2009 as compared to expense of $8.4 million in fiscal 2008. The $8.4 million of income tax expense for fiscal 2008 related to our recording a valuation allowance against all of our net deferred tax assets due to the uncertainty of realizing the tax benefits associated with these assets.

Liquidity and Capital Resources

Cash and cash equivalents totaled $26.7 million at March 26, 2010, up from $12.4 million at March 27, 2009. Net cash provided by operating activities was $15.6 million in fiscal 2010 as compared to $57.3 million in fiscal 2009. The decrease in net cash provided by operating activities is primarily attributable to a larger net loss in fiscal 2010 as well as $69.8 million of consumer loans sold in fiscal 2009 as compared to $36.0 million sold in fiscal 2010.

Net cash provided by investing activities was $3.6 million in fiscal 2010 as compared to $4.7 million in fiscal 2009. Net cash provided by investing activities in fiscal 2010 was primarily the result of $2.7 million in net cash received from the sale of investments and $0.9 million resulting from net disposals of property, plant and equipment. Net cash provided by investing activities in fiscal 2009 was primarily the result of $4.1 million in net cash received from the sale of investments and $0.6 million resulting from net disposals of property, plant and equipment.

Net cash used in financing activities was $4.9 million in fiscal 2010 as compared to $77.8 million in fiscal 2009. Net cash used in financing activities in fiscal 2010 was primarily the result of $7.2 million used to pay down the floor plan facility and $17.8 million used for payments on securitized financings, offset by $19.0 million provided by proceeds from the Virgo debt. Net cash used in financing activities in fiscal 2009 was primarily attributable to $42.2 million used to repay in full and terminate the warehouse borrowing facility, $25.1 million used for payments on securitized financings, $10.6 million used to repurchase $21.2 million principal amount of our convertible senior notes, and $10.0 million used for payments on the floor plan facility, offset by $3.6 million in proceeds from the construction lending line and $6.5 million in proceeds from sale-leaseback transactions.

We have an agreement with Textron Financial Corporation for a floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by our assets, excluding CountryPlace assets. During the third quarter of fiscal 2009, Textron announced that they wanted to perform an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business.

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

•

Alters the maximum credit line to $45 million for the fourth quarter of fiscal 2010, $43 million for the first quarter of fiscal 2011, $38 million for the second quarter of fiscal 2011, $32 million for the third quarter of fiscal 2011, $28 million for the fourth quarter of fiscal 2011 and $25 million thereafter;

•	Provides for a maximum loan-to-collateral coverage ratio of 65% through the first quarter of fiscal 2011, 62% for the second quarter of fiscal 2011 and 60% for all quarters thereafter;

•	Allows for an increased percentage of eligible inventory to be borrowed subject to the total credit line at the lender’s discretion;

•	Pledges 100% of the Company’s equity in Standard Casualty Company to Textron; and

•	Alters financial covenants as follows:

•

Maximum quarterly net loss before taxes and restructuring charges—$15 million through the second quarter of fiscal 2011, $10 million for the third and fourth quarters of fiscal 2011 and $1 million of net income for all quarters thereafter;

•	Eliminates the borrowing base requirement in its entirety effective December 29, 2009.

As of March 26, 2010, we were required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement. We were in compliance with these financial covenants as of March 26, 2010 and believe that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, we would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide us with a waiver or that we will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on our convertible senior notes described in Note 6.

Additionally, as of March 26, 2010, we had a loan-to-collateral coverage ratio of 82% which exceeded the maximum requirement of 65% and resulted in our having an increased percentage of eligible inventory borrowed subject to the total credit line by $8.9 million. While Textron could demand that the entire $8.9 million be repaid immediately, Textron has approved the coverage ratio to be out of formula and in connection with that waiver, reset the total credit line from $43 million to $38 million effective May 18, 2010.

In fiscal 2005, we issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness.

The note holders may require us to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2010, 2009 and 2008, the effect of converting the senior notes to 2.1 million, 2.1 million and 2.9 million shares of common stock, respectively, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share. During fiscal 2009, we repurchased $21.2 million of the Notes, which had a book value of $18.3 million net of debt discount, for $10.6 million in cash, resulting in a gain of $7.7 million. We did not repurchase any Notes during fiscal 2010.

On July 12, 2005, we, through CountryPlace, completed our initial securitization (“2005-1”) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on our warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing. CountryPlace’s servicing obligation under this securitized financing is guaranteed by us.

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

On January 29, 2010, through our subsidiary CountryPlace, we entered into an agreement for a $20 million secured term loan from entities managed by Virgo Investment Group LLC. The agreement provides an option for CountryPlace to exercise a subsequent commitment to borrow an additional $5.0 million, which expires on August 1, 2010. Currently, the Company does not expect CountryPlace to exercise the secondary commitment. The facility has a maturity date of January 29, 2014 and bears interest at an annual rate of the Eurodollar Rate plus 12%. The Eurodollar Rate cannot be less than 3.0% nor greater than 4.5%. The proceeds will be used by CountryPlace to repay the intercompany indebtedness to us and we expect to use the proceeds for working capital and general corporate purposes.

The agreement also contains financial covenants that CountryPlace must comply with. CountryPlace shall not incur capital expenditures exceeding $300K in any fiscal year; and the maximum amount of the Virgo loan divided by the value of the collateral securing the loan shall not exceed the ratios below for more than three consecutive months during the applicable periods:

Time Period	Maximum Loan-to-Value Ratio
Twelve Months Ended 2/1/2011	0.36:1
Twelve Months Ended 2/1/2012	0.35:1
Twelve Months Ended 2/1/2013	0.34:1
Twelve Months Ended 2/1/2014	0.33:1

For the year ended March 31, 2010, CountryPlace was in compliance with the financial covenants with a loan-to-value ratio of 0.34:1.

As a precedent to Virgo making the loan, the parties also agreed to create a special purpose vehicle (SPV) to hold certain mortgage loans as collateral. Under the agreement, CountryPlace transferred its right, title, and interest to certain manufactured housing installment sales contracts and mortgages, along with certain related property, to a newly created subsidiary, CountryPlace Mortgage Holdings, LLC (“Mortgage SPV”). The transferred sales contracts and mortgages consist of $39.4 million of the overcollateralization on the 2005-1 and 2007-1 securitizations (Class X and R certificates), and $19.8 million of certain other mortgage loans held for investment that were not previously securitized.

The Mortgage SPV is consolidated on our financial statements as CountryPlace will continue to service the mortgage loans and collect the related service fee and residual income even after the termination of the loan facility, is obligated to repurchase or substitute contracts that materially adversely affect the Mortgage SPV’s interest, and will be solely liable for losses incurred by the Mortgage SPV.

As partial consideration for the loan with Virgo, we issued warrants to purchase up to an aggregate of 1,296,634 shares of our common stock at a purchase price of $2.1594 per share. These warrants contain an anti-dilution provision that prevents the warrant holder’s fully-diluted percentage interest in the Company from being diluted in the event that any of our convertible securities are converted into any other of our securities. The warrants also contain an anti-dilution provision that prevents the warrant holder from having its percentage ownership in our company diminished by more than 10% in the event that we issue additional securities, subject to certain exceptions. These anti-dilution provisions expire four years after the issuance of the warrants.

Typically our wholesale customers pay within 15 days. During fiscal 2009, we began building barracks and other housing for the U.S. Government. These government contracts have longer payment periods, which have put pressure on our cash balance. In response to these cash pressures, on April 27, 2009, we issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of our common stock at a price of $3.14 per share, which was the closing price of the stock on April 24, 2009. The Black-Scholes-Merton method was used to value the warrants, which resulted in us recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010. The warrants were granted in connection with a loan made by the lenders to us of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between us and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. The Promissory Notes were repaid in full on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. The Promissory Notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard’s common stock, which was later released upon repayment of the Promissory Notes.

Property and casualty insurance companies are subject to certain Risk-Based Capital (RBC) requirements as specified by the National Association of Insurance Commissioners (NAIC). Under those requirements, the amount of capital and surplus maintained by a property and casualty insurance company is to be determined based on the various risk factors related to it. At December 31, 2009 and 2008, Standard meets the RBC requirements.

The payment of dividends by Standard to us is limited and can only be made from earned profits unless prior approval is received from the Texas Department of Insurance (TDI). The maximum amount of dividends that may be paid by property and casualty insurance companies without prior approval of the Texas Insurance Commissioner is the greater of 10% of statutory surplus or net income for the preceding year. In calendar 2009, Standard could pay dividends of approximately $1.5 million without prior approval of the Texas Insurance Commissioner. In calendar 2009, Standard filed an application with the TDI and received approval to declare and pay $6.2 million extraordinary dividends to us. In calendar 2008, Standard paid a $2 million dividend to us, which was within the statutory limits.

We believe that the combination of our cash on hand, net proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future. However, because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing, labor, and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. While we attempt to pass to our customers increases in our costs through increased sales prices, the current industry conditions have resulted in lower sales prices in substantially all of our markets. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting our prospective homebuyers’ ability to adequately finance home purchases, our revenues, gross margins, and net income would be adversely affected.

Contractual Obligations (dollars in thousands)

The following tables summarize our contractual obligations, including interest, at March 26, 2010. For additional information related to these obligations, see the Notes to Consolidated Financial Statements.

	Payments Due by Period
		Less than	1-3	4-5	After 5
	Total	1 Year	Years	Years	Years
Floor plan payable (1)	45,418	45,418	—	—	—
Debt obligations:
Virgo debt (1)	29,893	4,090	9,246	16,557	—
Construction lending line (1)	4,278	4,278	—	—	—
Convertible senior notes (4)	79,220	1,750	3,500	3,500	70,470
Securitized financing 2005-1 (1)	79,193	9,546	14,976	12,174	42,497
Securitized financing 2007-1 (1)	84,764	10,784	17,640	12,999	43,341
Repurchase obligations (2)	3,014	1,318	1,696	—	—
Letters of credit (3)	9,802	9,802	—	—	—
Operating lease obligations	15,165	4,233	6,469	1,861	2,602

Total contractual obligations	$350,747	$91,219	$53,527	$47,091	$158,910

(1)	Interest is calculated by applying contractual interest rates to 2010 fiscal year-end balances.
(2)

We have contingent repurchase obligations outstanding at March 26, 2010 which have a finite life but are replaced as we continue to sell our factory-built homes to dealers under repurchase agreements with financial institutions. We did not incur any significant losses related to these contingent repurchase obligations during fiscal 2010, 2009 and 2008.

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

In fiscal 2008 we recognized in income tax expense a $27.6 million valuation allowance against all of our net deferred tax assets which resulted in us recording a net income tax provision of approximately $8.4 million. In fiscal 2009, we recorded an additional $17.0 million valuation allowance and an income tax benefit of $8,000. In fiscal 2010, we recorded an additional $20.2 million valuation allowance and income tax expense of $41,000. The tax expense related to taxes payable in various states we do business. If, after future considerations of positive and negative evidence related to the recoverability of our deferred tax assets, we determine a lesser allowance is required, we would record a reduction to income tax expense and the valuation allowance in the period of such determination.

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

Transfers of Financial Assets. CountryPlace completed two securitizations of factory-built housing loan receivables, both of which were accounted for as financings, which use the portfolio method of accounting in accordance with the guidance in ASC Topic 310 where (1) loan contracts are securitized and accounted for as borrowings; (2) interest income is recorded over the life of the loans using the interest method; (3) the loan contracts receivable and the securitization debt (asset-backed certificates) remain on CountryPlace’s balance sheet; and (4) the related interest margin is reflected in the income statement. The securitizations include provisions for removal of accounts by CountryPlace and other factors that preclude sale accounting of the securitizations under the guidance in ASC Topic 860.

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

Allowance for Loan Losses. The allowance for loan losses reflects CountryPlace’s judgment of the probable loss exposure on their loans held for investment portfolio as of the end of the reporting period. CountryPlace’s loan portfolio is comprised of loans related primarily to factory-built Palm Harbor homes. The allowance for loan losses is developed at a portfolio level, as pools of homogeneous loans, and not allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the composition of the loan portfolio, including historical loss experience by static pool, expected probable losses based on industry knowledge of losses for a given range of borrower credit scores, the composition of the portfolio by credit score and seasoning, loan type characteristics, and recent loss experience. CountryPlace then makes a determination of the best estimate within the range of loan losses.

The accrual of interest is discontinued when either principal or interest is more than 120 days past due. In addition, loans are placed on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Upon determining that a nonaccrual loan is impaired, interest accrued prior to identification of nonaccrual status is charged to the allowance for loan losses. As of March 31, 2010, CountryPlace management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs.

The portion of the loan portfolio with payments delinquent sixty-one or more days has decreased to 1.37% at March 31, 2010 from 2.09% at March 31, 2009. Based on prior experience with factory-built home loan performance, CountryPlace management expects the incidence of defaults to increase as loans age for the first three to six years of a portfolio life, and then decrease in later years, under normal economic conditions. The weighted average remaining contractual life of the portfolio increased from 46 months at March 31, 2009 to 57 months at March 31, 2010. The weighted average remaining contractual life for chattel and mortgages was 62 and 42 months, respectively, as of March 31, 2010.

The average unpaid balance of defaulted loans increased in 2010, due primarily to the increase in percentage of mortgage loan defaults. The portion of CountryPlace’s defaulted loans attributable to mortgage loans increased to 31.3% in 2010 from 13.4% in 2009. The average unpaid balance of defaulted mortgage loans was $146,000 in 2010 versus $94,000 in 2009. The average unpaid balance of chattel loans was $67,000 in 2010 versus $58,000 in 2009. During 2010, recovery rates for chattel and mortgage loans were 29.7% and 51.6%, respectively, versus 36.1% and 57.6% respectively in 2009.

House price depreciation, elevated unemployment, and general economic weakness continue to adversely affect the rates of delinquency and default in mortgage loan portfolios. California, Florida, and Arizona have been especially affected. With the exception of a 43.2% concentration of loans receivable in Texas, CountryPlace’s loan portfolio is well diversified across 26 states. Accordingly, CountryPlace’s exposure to isolated local or regional economic downturns is, in normal conditions, offset by more favorable economic conditions in other states. Texas continues to perform better than other states in the current economic downturn and CountryPlace’s loans receivable concentration in Texas has offset the effects of economic weakness in other states. The portion of CountryPlace’s total defaulted loans located in Texas decreased during fiscal 2010 to 37.9% from 52.8% in fiscal 2009. The portion of CountryPlace’s loans receivable located in Texas that were 61 days or more past due at March 31, 2010 was 0.71%, or 0.66% lower than the delinquency rate for the total loans receivable portfolio of 1.37%. The portion of CountryPlace’s total defaulted loans located in Florida increased to 10.5% in 2010 from 0.4% in 2009. Florida loans receivable past due 61 days or more represented 0.08% of total loans receivable at March 31, 2010, down from 0.25% at March 31, 2009. The portion of CountryPlace’s total defaulted loans located in Arizona decreased to 5.2% in 2010 from 8.5% in 2009. The portion of total loans receivable past due 61 days or more located in Arizona at March 31, 2010 increased to 0.20% from 0.14% at March 31, 2009. The portion of defaulted loans located in California in 2010 increased to 9.6% from 2.5% in 2009. However, delinquent accounts in California represent less than 0.1% of the total loans receivable balance at March 31, 2010.

In addition to declining economic growth and elevated unemployment, deteriorating performance of mortgage loans in general has been driven, in large part, by product features (such as adjustable rates, interest-only payments, payment options, etc.) that have a high propensity to induce payment shock or negative equity, and underwriting practices which relied on the expectation of continuous house price appreciation. CountryPlace’s portfolio is comprised entirely of fixed-rate, full-amortizing loans. CountryPlace’s underwriting practices and risk management policies have been based on an assumption that the manufactured home collateral would depreciate, rather than appreciate, in value over the life of the loan. Accordingly, its credit standards are based on both the borrowers’ capacity to repay the loan as scheduled, and the borrowers’ history of satisfying repayment obligations. As a result, CountryPlace management believes the portfolio is less susceptible to defaults due to adjustable interest rate resets and default losses, since house price depreciation has always been considered in determining CountryPlace’s allowance for loan losses.

Allowance for loan losses as of March 31, 2010 was $3.0 million, or approximately 1.6% of the $184.3 million total consumer loans receivable and construction advances balance. The Company believes this allowance is adequate for expected loan losses, considering the geographic and loan-type concentrations of the portfolio, the age and remaining life of the portfolio, expected overall future credit losses, collection history, and recent delinquency experience by geographic area and type of loan collateral.

Property, Plant and Equipment Valuation. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated future cash flows expected to be generated by the assets, generally evaluated at the regional level, which are based on additional assumptions such as asset utilization, length of service, and estimated salvage values; and (ii) estimated fair value of the assets, which are generally based on third-party appraisals. Given the difficult business environment in fiscal 2010, indicators of impairment exist with respect to approximately $25.0 million of long-lived assets in the factory-built housing segment. However, based upon events, circumstances and information available at March 26, 2010, our estimates of undiscounted future cash flows related to these long-lived assets in the normal course of business indicate that such amounts would be recoverable. Nonetheless, it is reasonably possible that estimates of undiscounted cash flows could change in the near term and could result in impairment charges necessary to record the assets at fair value. Our estimates of undiscounted future cash flows could change, for example, based upon changes in events, circumstances and information related to the long-lived assets or the factory-built housing segment generally, changes in overall business conditions, or changes resulting from our realignments responsive to liquidity needs or consumer demand.

We recorded no impairment charges in fiscal 2010 and fiscal 2009, and $0.6 million for fiscal 2008 related to our assets held and used. We recorded approximately $0.3 million and $1.5 million for impairment charges in fiscal 2010 and fiscal 2009, respectively, and none for fiscal 2008 related to our assets held for sale.

Inventory Valuation. Inventory consists of raw material and finished goods (factory-built homes). We carry very little land held for development and we do not purchase options to acquire land inventory.

Each quarter we assess the recoverability of our inventory by comparing the carrying amount to its estimated net realizable value. Our raw materials consist of home building materials and supplies and turn approximately 3 times per month. Our finished goods consist of homes completed under customer order and homes available for purchase at our retail sales centers. We evaluate the recoverability of our finished homes by comparing our inventory cost to our estimated sales price, less costs to sell. We estimate our sales price by product type (HUD code and modular). During fiscal 2010, we impaired approximately $1.9 million of retail finished goods inventories. Management is not aware of any other factors that are reasonably likely to result in valuation adjustments in future periods. These valuations are significantly impacted by estimated average selling prices, average sales rates and product type. The quarterly assessments reflect management’s estimates, which management believes are reasonable. However, based on the general economic conditions, future results could differ materially from management’s judgments and estimates.

New Accounting Pronouncements

We adopted new accounting guidance related to our accounting for convertible debt instruments as of March 28, 2009. The adoption impacted the historical accounting of certain senior convertible notes. We filed a Current Report on Form 8-K on March 18, 2010 to reflect the retrospective adoption of the new accounting guidance on the fiscal 2009, 2008 and 2007 financial statements.

In accordance with U.S. GAAP, we have adopted new fair value measurements guidance as it applies to non-financial assets and liabilities. U.S. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance was applied in the fourth quarter of 2010, in conjunction with a reclassification of two facilities as held for sale, at which time the net carrying value of the facilities were measured at their fair value less costs to sell. It was determined through third-party appraisals that the fair value of one facility was less than the carrying value, and we adjusted the value of the facility to its fair value less cost to sell.

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This accounting standard is effective for fiscal years beginning after November 15, 2009. We have evaluated the impact of the adoption of this pronouncement on our consolidated financial statements and have determined the impact of adoption to be immaterial based on our current structures with VIEs.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard modifies existing guidance by removing the concept of a qualifying special purpose entity (QSPE) and removing the special provisions for guaranteed mortgage securitizations, requiring those securitizations to be treated the same as any other transfer of financial assets. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) and guaranteed mortgage securitizations should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The standard also limits the unit of account eligible for sale accounting, and clarifies the control and legal isolation criteria to qualify for sale accounting. This accounting standard is effective for fiscal years beginning after November 15, 2009. We have evaluated the impact of the adoption of this pronouncement on our consolidated financial statements and have determined the impact of adoption to be immaterial as our securitizations and other financial assets transfers as described in Note 6 are currently consolidated.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our variable rate debt, which consists of our liabilities under retail floor plan financing arrangements and the Virgo debt. For variable interest rate obligations, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows. Assuming our level of floor plan payable as of March 26, 2010 is held constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.4 million. Assuming our level of Virgo debt as of March 31, 2010 is held constant, increasing the interest rate to the maximum level allowable per the agreement on the first day of the year would result in an increase in interest expense for the coming year of approximately $0.3 million.

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

We are also exposed to market risks related to our fixed rate consumer loans receivable balances and our convertible senior notes. For fixed rate loans receivable, changes in interest rates do not change future earnings and cash flows from the receivables. However, changes in interest rates could affect the fair market value of the loan portfolio. Assuming CountryPlace’s level of loans held for investment as of March 31, 2010 is held constant, a 10% increase in average interest rates would increase the fair value of CountryPlace’s portfolio by approximately $2.3 million. For our fixed rate convertible senior notes, changes in interest rates could affect the fair market value of the related debt. Assuming the amount of convertible senior notes as of March 26, 2010 is held constant, a 10% decrease in interest rates would increase the fair value of the notes by approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Palm Harbor Homes, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Palm Harbor Homes, Inc. and subsidiaries as of March 26, 2010 and March 27, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 26, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Palm Harbor Homes, Inc. and subsidiaries at March 26, 2010 and March 27, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 26, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Palm Harbor Homes, Inc.’s internal control over financial reporting as of March 26, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

June 15, 2010

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 26, 2010	March 27, 2009
Assets
Cash and cash equivalents	$26,705	$12,374
Restricted cash	16,330	17,771
Investments	16,041	17,175
Trade receivables	18,533	23,458
Consumer loans receivable, net	176,143	191,597
Inventories	60,303	97,144
Assets held for sale	6,538	5,775
Prepaid expenses and other assets	9,909	10,451
Property, plant and equipment, at cost:
Land and improvements	12,713	16,381
Buildings and improvements	38,176	45,985
Machinery and equipment	45,270	55,822
Construction in progress	245	265

	96,404	118,453
Accumulated depreciation	(69,153)	(82,516)

Property, plant and equipment, net	27,251	35,937

Total assets	$357,753	$411,682

Liabilities and Shareholders’ Equity
Accounts payable	$20,713	$18,954
Accrued liabilities	39,987	45,882
Floor plan payable	42,249	49,401
Construction lending line	3,890	3,589
Securitized financings	122,494	140,283
Virgo debt, net	18,518	—
Convertible senior notes, net	50,486	47,940

Total liabilties	298,337	306,049

Commitments and contingencies

Preferred stock, $0.01 par value	—	—
Authorized shares—2,000,000
Issued and outstanding shares—none
Common stock, $0.01 par value	239	239
Authorized shares—50,000,000
Issued shares—23,807,879 at March 26, 2010 and March 27, 2009
Additional paid-in capital	69,919	68,200
Retained earnings	3,389	54,521
Treasury stock—827,786 at March 26, 2010 and 932,634 at March 27, 2009	(13,949)	(15,717)
Accumulated other comprehensive loss	(182)	(1,610)

Total shareholders’ equity	59,416	105,633

Total liabiltiies and shareholders’ equity	$357,753	$411,682

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	March 26, 2010	March 27, 2009	March 28, 2008
Net sales	$298,371	$409,274	$555,096
Cost of sales	234,664	312,428	421,371
Selling, general and administrative expenses	100,209	120,402	150,562
Goodwill impairment	—	—	78,506

Loss from operations	(36,502)	(23,556)	(95,343)

Interest expense	(17,533)	(18,265)	(21,853)
Gain on repurchase of convertible senior notes	—	7,723	—
Other income	2,944	2,095	3,625

Loss before income taxes	(51,091)	(32,003)	(113,571)

Income tax (expense) benefit	(41)	8	(8,409)

Net loss	$(51,132)	$(31,995)	$(121,980)

Net loss per common share—basic and diluted	$(2.23)	$(1.40)	$(5.34)

Weighted average common shares outstanding—basic and diluted	22,888	22,856	22,852

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Income (Loss)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balances, March 30, 2007	23,807,879	$239	$68,014	$208,496	$(1,409)	(956,086)	$(15,896)	$259,444
Net loss	—	—	—	(121,980)	—	—	—	(121,980)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	—	398	—	—	398
Amortization of interest rate hedge	—	—	—	—	108	—	—	108

Total comprehensive income (loss)	—	—	—	(121,980)	506	—	—	(121,474)
Terminations	—	—	—	—	—	72	—	—
Share-based compensation	—	—	201	—	—	—	—	201

Balances, March 28, 2008	23,807,879	$239	$68,215	$86,516	$(903)	(956,014)	$(15,896)	$138,171
Net loss	—	—	—	(31,995)	—	—	—	(31,995)
Unrealized loss on available-for-sale investments	—	—	—	—	(803)	—	—	(803)
Amortization of interest rate hedge	—	—	—	—	96	—	—	96

Total comprehensive loss	—	—	—	(31,995)	(707)	—	—	(32,702)
Shares granted for compensation	—	—	(179)	—	—	23,380	179	—
Share-based compensation	—	—	164	—	—	—	—	164

Balances, March 27, 2009	23,807,879	$239	$68,200	$54,521	$(1,610)	(932,634)	$(15,717)	$105,633
Net loss	—	—	—	(51,132)	—	—	—	(51,132)
Unrealized gain on available-for-sale investments	—	—	—	—	1,337	—	—	1,337
Amortization of interest rate hedge	—	—	—	—	91	—	—	91

Total comprehensive income (loss)	—	—	—	(51,132)	1,428	—	—	(49,704)
Warrants	—	—	2,178	—	—	—	—	2,178
Shares granted for compensation			(1,768)			104,848	1,768	—
Share-based compensation	—	—	1,309	—	—	—	—	1,309

Balances, March 26, 2010	23,807,879	$239	$69,919	$3,389	$(182)	(827,786)	$(13,949)	$59,416

See accompanying Notes to Consolidated Financial Statements.

Palm Harbor Homes, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Year Ended
	March 26, 2010	March 27, 2009	March 28, 2008
Operating Activities
Net loss	$(51,132)	$(31,995)	$(121,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,647	5,928	8,130
Provision for credit losses	2,942	2,862	3,572
Non-cash interest expense	3,407	2,848	3,199
Deferred income taxes	—	—	8,995
Goodwill impairment	—	—	78,506
Impairment of investment securities	243	508	432
Impairment of property, plant and equipment	—	—	582
Impairment of assets held for sale	290	1,543	—
Impairment of inventories	1,861	—	—
(Gain) loss on disposition of assets	2,682	(1,045)	(623)
(Gain) loss on sale of investments	100	(146)	(359)
Gain on sale of loans	(53)	(1,336)	—
Loss on sale leaseback transaction	—	504	—
Gain on repurchase of convertible senior notes	—	(7,723)	—
Provision for stock-based compensation	1,309	164	201
Proceeds from business interruption insurance	—	—	3,300
Changes in operating assets and liabilities:
Restricted cash	1,441	7,716	17,982
Trade receivables	4,925	7,931	2,362
Consumer loans originated for investment or sale	(36,328)	(32,756)	(78,925)
Principal payments on consumer loans originated	13,109	37,663	36,006
Proceeds from sales of loans	35,784	69,833	—
Inventories	33,598	26,150	15,396
Prepaid expenses and other assets	821	705	9,065
Accounts payable and accrued expenses	(5,006)	(32,089)	(18,677)

Net cash provided by (used in) operating activities	15,640	57,265	(32,836)

Investing Activities
Purchase of minority interest	—	—	(1,800)
Net Disposals (purchases) of property, plant and equipment	898	567	(1,326)
Insurance proceeds received for property, plant and equipment	—	—	3,000
Purchases of investments	(4,648)	(15,165)	(7,258)
Sales of investments	7,338	19,301	7,215

Net cash provided by (used in) investing activities	3,588	4,703	(169)

Financing Activities
Net (payments on) proceeds from floor plan payable	(7,152)	(9,966)	15,764
Net (payments on) proceeds from warehouse revolving debt	—	(42,175)	30,130
Net proceeds from construction lending line	301	3,589	—
Payments to repurchase convertible senior notes	—	(10,577)	—
Net proceeds from sale leaseback transactions	929	6,476	—
Net proceeds from Virgo debt	18,979	—	—
Payments on Virgo debt	(165)	—	—
Payments on securitized financings	(17,789)	(25,147)	(28,975)

Net cash (used in) provided by financing activities	(4,897)	(77,800)	16,919

Net increase (decrease) in cash and cash equivalents	14,331	(15,832)	(16,086)
Cash and cash equivalents at beginning of year	12,374	28,206	44,292

Cash and cash equivalents at end of year	$26,705	$12,374	$28,206

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$12,922	$14,405	$17,075
Income taxes	$(350)	$49	$(8,752)
Non-cash transactions:
Foreclosed loans	$1,566	$2,048	$1,206

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

General Business Environment

The prevailing economic uncertainties and depressed housing market have continued to challenge the factory-built housing industry and the Company’s business during fiscal 2010. The Company’s revenues for the year are indicative of the constrained demand for factory-built housing products resulting from a more restrictive financing environment and an over-supply of discounted site-built homes. The Company’s fiscal year revenues declined 27.1% over the prior year period and its gross margin decreased to 21.4% from 23.7% a year ago. In spite of the decline in sales and gross margin, the Company has reduced its selling, general and administrative expenses and improved its operating efficiencies in this current sales environment. The Company’s financial services subsidiaries, Standard Casualty and CountryPlace Mortgage, continue to be profitable.

In light of the current economic environment and the ongoing challenges facing the factory-built housing industry, the Company’s top priority is to manage its liquidity with a tight focus on cash generation and cash preservation in every area of its operations. During fiscal 2010, the Company focused on this priority through the following:

•

The Company reached an agreement with Textron Financial Corporation to amend the terms of its floor plan facility and extend the expiration date until April 2011, and in certain circumstances, further extend through June 2012. The agreement also provides for a gradual step-down of the current total committed amount of $45 million to $25 million between March 2010 and March 2011, favorably adjusts certain financial covenants, and allows for an increased percentage of eligible inventory to be borrowed subject to the total credit line at the lender’s discretion.

•

Through CountryPlace, the Company closed on a four-year, $20 million secured term loan from entities managed by Virgo Investment Group LLC (“Virgo”). Net proceeds of $19.0 million, after fees, will be used for working capital and general corporate purposes.

•	The Company reduced inventories by $36.8 million and receivables by $4.9 million.

•	The Company has continued to reduce its overhead costs (selling, general and administrative expenses decreased $20.2 million in fiscal 2010 despite including $4.4 million for restructuring costs).

•	The Company received $1.8 million from the sale to a third party of a portion of Palm Harbor Insurance Agency’s book of business, including rights to future commissions, profit sharing and renewals.

•	The Company completed a sale leaseback transaction totaling $1.0 million in cash for two of its retail properties.

•	CountryPlace was approved to issue Ginnie Mae mortgage-backed securities.

The Company has also taken additional steps to reduce its manufacturing capacity and distribution channels and realign its operational overhead to meet current and expected demand. During the fourth quarter of fiscal 2010, the Company closed one factory and 23 underperforming sales centers and now has eight factories in operation and a total of 55 sales locations. The Company recorded restructuring charges of approximately $9.2 million in connection with these actions. Additionally, the Company continues to identify ways to lower its quarterly selling, general and administrative expenses, increase margins and further reduce its receivables and inventory levels.

The Company continues to pursue ways to both expand its product offering and reach new distribution channels to further drive revenues. The commercial and military markets for modular products represent a new growth opportunity at higher price points than the residential market. During fiscal 2009 and 2010, the Company produced barracks and other housing for three military bases as well as townhouses, apartments, duplexes and condominiums. Commercial projects contributed $10.8 million and $16.7 million to its revenues in fiscal years 2010 and 2009, respectively.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Going forward, the Company will continue to focus on managing its costs, improving gross margin and maintaining adequate liquidity to sustain its business through this cycle. At the same time, the Company is pursuing ways to both expand its product offering and reach new distribution channels to further drive revenues.

Year End

The Company’s fiscal year ends on the last Friday in March. The Company’s financial services subsidiaries’ fiscal year ends on different dates than the Company’s. Country Place’s fiscal year ends on March 31 and Standard Casualty’s (Standard) fiscal year ends on the last day of February.

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

Interest income on consumer loans receivable is recognized as net sales on an accrual basis. When CountryPlace determines that a loan held for investment is partially or fully uncollectible, the estimated loss is charged against the allowance for loan losses. Recoveries on losses previously charged to the allowance are credited to the allowance at the time the recovery is collected. For loans held for investment, loan origination fees are deferred and amortized into net sales over the contractual life of the loan using the interest method. For loans held for sale, loan origination fees and gains or losses on sales are recognized upon sale of the loans.

Country Place’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal. Upon determining that a nonaccrual loan is impaired, interest accrued and the uncollected receivable prior to identification of nonaccrual status is charged to the allowance for loan losses.

Most of the homes sold to independent retailers are financed through standard industry arrangements which include repurchase agreements (see Note 12). The Company extends credit in the normal course of business under normal trade terms and its receivables are subject to normal industry risk.

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

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Restricted cash

Restricted cash consists of the following (in thousands):

	March 26, 2010	March 27, 2009
Cash pledged as collateral for outstanding insurance programs and surety bonds	$9,917	$10,358
Cash related to customer deposits held in trust accounts	2,496	3,225
Cash related to CountryPlace customers’ principal and interest payments on the loans that are serviced for third parties	3,917	4,188

	$16,330	$17,771

Consumer loans receivable

Consumer loans receivable consists of manufactured housing loans (held for investment, held for sale or securitized) and construction advances on non-conforming mortgages less allowances for loan losses and deferred financing costs, net of amortization. Loans held for investment and loans securitized are stated at the aggregate remaining unpaid principal balances. Loans held for sale are recorded at the lower of cost or market on an aggregate basis. Interest income is recognized based upon the unpaid principal amount outstanding.

As of March 31, 2010 and March 31, 2009, the Company had $0.6 million and $1.1 million of loans held for sale, respectively. These loans were transferred from loans held for investment to loans held for sale at the lower of cost or estimated fair market value. See Note 4 for more information.

Certain direct loan origination costs for loans held for investment are deferred and amortized over the estimated life of the portfolio and amortized using the effective interest method. Certain direct loan origination costs for loans held for sale are expensed as incurred.

Allowance for loan losses

The allowance for loan losses reflects Country Place’s judgment of the probable loss exposure on their loans held for investment portfolio as of the end of the reporting period. Country Place’s loan portfolio is comprised of loans related primarily to factory-built Palm Harbor homes. The allowance for loan losses is developed at a portfolio level, as pools of homogeneous loans, and not allocated to specific individual loans or to impaired loans. A range of probable losses is calculated after giving consideration to, among other things, the composition of the loan portfolio, including historical loss experience by static pool, expected probable losses based on industry knowledge of losses for a given range of borrower credit scores, the composition of the portfolio by credit score and seasoning, loan type characteristics, and recent loss experience. CountryPlace then makes a determination of the best estimate within the range of loan losses.

The accrual of interest is discontinued when either principal or interest is more than 120 days past due. In addition, loans are placed on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Upon determining that a nonaccrual loan is impaired, interest accrued prior to identification of nonaccrual status is charged to the allowance for loan losses. As of March 31, 2010, CountryPlace management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs.

The portion of the loan portfolio with payments delinquent sixty-one or more days has decreased to 1.37% at March 31, 2010 from 2.09% at March 31, 2009. Based on prior experience with factory-built home loan performance, CountryPlace management expects the incidence of defaults to increase as loans age for the first three to six years of a portfolio life, and then decrease in later years, under normal economic conditions. The weighted average remaining contractual life of the portfolio increased from 46 months at March 31, 2009 to 57 months at March 31, 2010. The weighted average remaining contractual life for chattel and mortgages was 62 and 42 months, respectively, as of March 31, 2010.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The average unpaid balance of defaulted loans increased in 2010, due primarily to the increase in percentage of mortgage loan defaults. The portion of Country Place’s defaulted loans attributable to mortgage loans increased to 31.3% in 2010 from 13.4% in 2009. The average unpaid balance of defaulted mortgage loans was $146,000 in 2010 versus $94,000 in 2009. The average unpaid balance of chattel loans was $67,000 in 2010 versus $58,000 in 2009. During 2010, recovery rates for chattel and mortgage loans were 29.7% and 51.6%, respectively, versus 36.1% and 57.6% respectively in 2009.

House price depreciation, elevated unemployment, and general economic weakness continue to adversely affect the rates of delinquency and default in mortgage loan portfolios. California, Florida, and Arizona have been especially affected. With the exception of a 43.2% concentration of loans receivable in Texas, Country Place’s loan portfolio is well diversified across 26 states. Accordingly, Country Place’s exposure to isolated local or regional economic downturns is, in normal conditions, offset by more favorable economic conditions in other states. Texas continues to perform better than other states in the current economic downturn and Country Place’s loans receivable concentration in Texas has offset the effects of economic weakness in other states. The portion of Country Place’s total defaulted loans located in Texas decreased during fiscal 2010 to 37.9% from 52.8% in fiscal 2009. The portion of Country Place’s loans receivable located in Texas that were 61 days or more past due at March 31, 2010 was 0.71%, or 0.66% lower than the delinquency rate for the total loans receivable portfolio of 1.37%.The portion of Country Place’s total defaulted loans located in Florida increased to 10.5% in 2010 from 0.4% in 2009. Florida loans receivable past due 61 days or more represented 0.08% of total loans receivable at March 31, 2010, down from 0.25% at March 31, 2009. The portion of Country Place’s total defaulted loans located in Arizona decreased to 5.2% in 2010 from 8.5% in 2009. The portion of total loans receivable past due 61 days or more located in Arizona at March 31, 2010 increased to 0.20% from 0.14% at March 31, 2009. The portion of defaulted loans located in California in 2010 increased to 9.6% from 2.5% in 2009. However, delinquent accounts in California represent less than 0.1% of the total loans receivable balance at March 31, 2010.

In addition to declining economic growth and increasing levels of unemployment, deteriorating performance of mortgage loans in general has been driven, in large part, by product features (such as adjustable rates, interest-only payments, payment options, etc.) that have a high propensity to induce payment shock or negative equity, and underwriting practices which relied on the expectation of continuous house price appreciation. Country Place’s portfolio is comprised entirely of fixed-rate, full-amortizing loans. Country Place’s underwriting practices and risk management policies have been based on an assumption that the manufactured home collateral would depreciate, rather than appreciate, in value over the life of the loan. Accordingly, its credit standards are based on both the borrowers’ capacity to repay the loan as scheduled, and the borrowers’ history of satisfying repayment obligations. As a result, CountryPlace management believes the portfolio is less susceptible to defaults due to adjustable interest rate resets and default losses, since house price depreciation has always been considered in determining Country Place’s allowance for loan losses.

Allowance for loan losses as of March 31, 2010 was $3.0 million, or approximately 1.6% of the $184.3 million total consumer loans receivable and construction advances balance. The Company believes this allowance is adequate for expected loan losses, considering the geographic and loan-type concentrations of the portfolio, the age and remaining life of the portfolio, expected overall future credit losses, collection history, and recent delinquency experience by geographic area and type of loan collateral.

Transfers of Financial Assets

CountryPlace completed two securitizations of factory-built housing loan receivables both of which were accounted for as financings, which use the portfolio method of accounting in accordance with the guidance in ASC Topic 310 where (1) loan contracts are securitized and accounted for as borrowings; (2) interest income is recorded over the life of the loans using the interest method; (3) the loan contracts receivable and the securitization debt (asset-backed certificates) remain on Country Place’s balance sheet; and (4) the related interest margin is reflected in the income statement. The securitizations include provisions for removal of accounts by CountryPlace and other factors that preclude sale accounting of the securitizations under the guidance in ASC Topic 860.

The structure of Country Place’s securitizations have no effect on the ultimate amount of profit and cash flow recognized over the life of the loan contracts, except to the extent of surety fees and premiums, trustee fees, backup servicer fees, and securitization issuance costs. However, the structure does affect the timing of cash receipts.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

CountryPlace services the loan contracts under pooling and servicing agreements with the securitization trusts. CountryPlace also retains interests in subordinate classes of securitization bonds that provide over-collateralization credit enhancement to senior certificate holders and are subject to risk of loss of interest payments and principal. As is common in securitizations, CountryPlace is also liable for customary representations. The Company guarantees certain aspects of Country Place’s performance as the servicer under the 2005-1 securitization pooling and servicing agreement.

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

Each quarter the Company assesses the recoverability of its inventory by comparing the carrying amount to its estimated net realizable value. Raw materials consist of home building materials and supplies and turn approximately three times per month. Finished goods consist of homes completed under customer order and homes available for purchase at the Company’s retail sales centers. The Company evaluates the recoverability of its finished homes by comparing its inventory cost to its estimated sales price, less costs to sell. The sales price is estimated by product type (HUD code and modular). During fiscal 2010, the Company impaired approximately $1.9 million of retail finished goods inventories. Management is not aware of any other factors that are reasonably likely to result in valuation adjustments in future periods. These valuations are significantly impacted by estimated average selling prices, average sales rates and product type. The quarterly assessments reflect management’s estimates, which management believes are reasonable. However, based on the general economic conditions, future results could differ materially from management’s judgments and estimates.

Property, plant and equipment

Property, plant and equipment are carried at cost. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of the lease period or the improvements’ useful lives. Estimated useful lives for significant classes of assets are as follows: Land Improvements 10-15 years, Buildings and Improvements 3-30 years, and Machinery and Equipment 2-10 years. The Company had depreciation expense of $4.8 million, $5.4 million and $7.1 million in fiscal 2010, 2009 and 2008, respectively. Repairs and maintenance are expensed as incurred.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated future cash flows expected to be generated by the assets, generally evaluated at the regional level, which are based on additional assumptions such as asset utilization, length of service, and estimated salvage values; and (ii) estimated fair value of the assets, which are generally based on third-party appraisals. Given the difficult business environment in fiscal 2010, indicators of impairment exist with respect to approximately $25.0 million of long-lived assets in the factory-built housing segment. However, based upon events, circumstances and information available at March 26, 2010, the Company’s estimates of undiscounted future cash flows related to these long-lived assets in the normal course of business indicate that such amounts would be recoverable. Nonetheless, it is reasonably possible that estimates of undiscounted cash flows could change in the near term and could result in impairment charges necessary to record the assets at fair value. The Company’s estimates of undiscounted future cash flows could change, for example, based upon changes in events, circumstances and information related to the long-lived assets or the factory-built housing segment generally, changes in overall business conditions, or changes resulting from Company realignments responsive to liquidity needs or consumer demand.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The Company recorded no impairment charges in fiscal 2010 and fiscal 2009, and $0.6 million for fiscal 2008 related to its assets held and used. The Company recorded approximately $0.3 million and $1.5 million for impairment charges in fiscal 2010 and fiscal 2009, respectively, and none for fiscal 2008 related to its assets held for sale.

Assets held for sale

During fiscal 2008, management committed to sell three manufacturing facilities with a carrying amount of $7.5 million and determined that the plan of sale criteria contained in ASC Topic 360, “Property, Plant and Equipment” had been met. One of the facilities was sold in fiscal 2010. However, as a result of deteriorating market conditions, the other two properties have not been sold and continue to be classified as held for sale. The Company continues to actively market these properties and has reduced the selling prices to respond to the current market conditions. During fiscal 2010, management committed to selling two additional facilities with a carrying amount of $2.3 million.

Impairment losses totaling $0.3 million and $1.5 million in fiscal 2010 and fiscal 2009, respectively, were recorded to adjust the carrying value to estimated fair value less costs to sell, which was determined based on third-party appraisals. The carrying value of the facilities that are held for sale is separately presented in the “Assets Held for Sale” caption in the consolidated balance sheets and is reported under the factory-built housing segment.

Goodwill

Goodwill represents the excess of purchase price over net assets acquired. In accordance with guidance in ASC Topic 350, the Company tests goodwill annually for potential impairment by reporting unit as of the first day of its fourth fiscal quarter or more frequently if an event occurred or circumstances changed that indicated the remaining balance of goodwill may not be recoverable. Due to the difficult market environment and the losses incurred during fiscal 2007 and early 2008, the Company, with the assistance of an independent valuation firm, performed an interim goodwill impairment analysis in fiscal 2008 and concluded that the goodwill relating to its factory-built housing reporting unit was impaired. As a result, during the second quarter of fiscal 2008, the Company recorded a non-cash impairment charge of $78.5 million to fully impair the goodwill related to its factory-built housing segment.

Goodwill totaling $2.2 million at both March 26, 2010 and March 27, 2009 relates to the Company’s minority interest purchase of the remaining 20% of CountryPlace in fiscal 2008 and is included in prepaids and other assets on the Company’s consolidated balance sheets.

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

In fiscal 2008 the Company recognized in income tax expense a valuation allowance of $27.6 million against all of its net deferred tax assets which resulted in the Company recording a net income tax provision of approximately $8.4 million. In fiscal 2009, the Company recorded an additional $17.0 million valuation allowance against its deferred tax assets generated in fiscal 2009 and an income tax benefit of $8,000. In fiscal 2010, the Company recorded an additional $20.2 million valuation allowance against is deferred tax assets generated in fiscal 2010 and income tax expense of $41,000. The income tax expense related to taxes payable in various states the Company does business. If, after future considerations of positive and negative evidence related to the recoverability of its deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Other Income

Other income totals $2.9 million, $2.1 million and $3.6 million in fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, other income consists of $1.8 million received from the sale to a third party of a portion of Palm Harbor Insurance Agency’s book of business, including rights to future commissions, profit sharing and renewals, $0.9 million of income earned from mortgage lending and $0.1 million of interest income earned primarily on cash balances. In fiscal 2009, other income consists of $0.7 million of interest income earned primarily on cash balances, $0.7 million of income earned on a real estate investment and $0.7 million of income earned from mortgage lending. In fiscal 2008, other income consists of $3.0 million of interest income earned primarily on cash balances, $0.4 million of income earned from mortgage lending and $0.3 million of income earned on a real estate investment.

Accumulated other comprehensive income (loss)

Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on available-for-sale investments and changes in fair value of an interest rate hedge.

New Accounting Pronouncements

The Company adopted new accounting guidance related to its accounting for convertible debt instruments as of March 28, 2009. The adoption impacted the historical accounting of certain senior convertible notes. The Company filed a Current Report on Form 8-K on March 18, 2010 to reflect the retrospective adoption of the new accounting guidance on the fiscal 2009, 2008 and 2007 financial statements.

In accordance with U.S. GAAP, the Company has adopted new fair value measurements guidance as it applies to non-financial assets and liabilities. U.S. GAAP defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance was applied in the fourth quarter of 2010, in conjunction with a reclassification of two facilities as held for sale, at which time the net carrying value of the facilities were measured at their fair value less costs to sell. It was determined through third-party appraisals that the fair value of one facility was less than the carrying value, and the Company adjusted the value of the facility to its fair value less cost to sell.

In June 2009, the FASB issued guidance to change financial reporting by enterprises involved with variable interest entities (VIEs). The standard replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a VIE with an approach focused on identifying which enterprise has the power to direct the activities of a VIE and the obligation to absorb losses of the entity or the right to receive the entity’s residual returns. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company has evaluated the impact of the adoption of this pronouncement on its consolidated financial statements and has determined the impact of adoption to be immaterial based on its current structures with VIEs.

In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard modifies existing guidance by removing the concept of a qualifying special purpose entity (QSPE) and removing the special provisions for guaranteed mortgage securitizations, requiring those securitizations to be treated the same as any other transfer of financial assets. Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) and guaranteed mortgage securitizations should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The standard also limits the unit of account eligible for sale accounting, and clarifies the control and legal isolation criteria to qualify for sale accounting. This accounting standard is effective for fiscal years beginning after November 15, 2009. The Company has evaluated the impact of the adoption of this pronouncement on its consolidated financial statements and has determined the impact of adoption to be immaterial as its securitizations and other financial assets transfers as described in Note 6 are currently consolidated.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

2. Inventories

Inventories consist of the following (in thousands):

	March 26, 2010	March 27, 2009
Raw materials	$4,927	$8,198
Work in process	4,085	6,110
Finished goods at factory	1,324	2,934
Finished goods at retail	49,967	79,902

	$60,303	$97,144

Inventories are pledged as collateral with Textron. See Note 5.

3. Investments

The following tables summarize the Company’s available-for-sale investment securities as of March 26, 2010 and March 27, 2009 (in thousands):

	March 26, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and Government Agencies	$1,724	$69	$—	$1,793
Mortgage-backed securities	5,232	268	(4)	5,496
States and political subdivisions	1,240	17	(7)	1,250
Corporate debt securities	4,455	325	—	4,780
Marketable equity securities	2,674	97	(49)	2,722

Total	$15,325	$776	$(60)	$16,041

	March 27, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$7,119	$274	$(2)	$7,391
States and political subdivisions	991	16	—	1,007
Corporate debt securities	5,612	27	(128)	5,511
Marketable equity securities	4,355	20	(1,109)	3,266

Total	$18,077	$337	$(1,239)	$17,175

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 26, 2010 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage backed securities	$485	$(4)	$—	$—	$485	$(4)
State and political subdivisions	533	(7)	—	—	533	(7)
Marketable equity securities	665	(43)	116	(6)	781	(49)

Total	$1,683	$(54)	$116	$(6)	$1,799	$(60)

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

During fiscal 2010, thirty of the Company’s available-for-sale equity securities with a total carrying value of $0.8 million were determined to be other-than-temporarily impaired and a realized loss of $0.2 million was recorded in the Company’s consolidated statements of operations. During fiscal 2009, fifteen of the Company’s available-for-sale equity securities with a total carrying value of $0.9 million were determined to be other-than-temporarily impaired and a realized loss of $0.5 million was recorded in the Company’s consolidated statements of operations.

The Company’s investments in marketable equity securities consist of investments in common stock of bank trust and insurance companies and public utility companies ($1.4 million of the total fair value and $4,000 of the total unrealized losses) and industrial companies ($1.3 million of the total fair value and $45,000 of the total unrealized losses). The Company has seen increases in the market value of its stock portfolio during fiscal 2010, consistent with improvements seen in the overall stock market. Based on the improvements in the stock market and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider any investment to be other-than-temporarily impaired at March 26, 2010.

The amortized cost and fair value of the Company’s investment securities at March 26, 2010, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in less than one year	$973	$1,001
Due after one year through five years	7,413	7,870
Due after five years	4,265	4,448
Marketable equity securities	2,674	2,722

Total investment securities available-for-sale	$15,325	$16,041

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Gross gains realized on the sales of investment securities for fiscal years 2010, 2009 and 2008 were approximately $0.5 million, $0.4 million and $0.9 million, respectively. Gross losses were approximately $0.6 million, $0.7 million and $0.3 million for fiscal years 2010, 2009 and 2008, respectively.

4. Consumer loans receivable and allowance for loans losses

Consumer loans receivable, net of allowance for loan losses, consist of the following (in thousands):

	March 31, 2010	March 31, 2009
Consumer loans receivable held for investment	$179,549	$198,169
Consumer loans receivable held for sale	558	1,148
Construction advances on non-conforming mortgages	4,148	3,638
Deferred financing costs, net	(5,096)	(5,558)
Allowance for loan losses	(3,016)	(5,800)

Consumer loans receivable, net	$176,143	$191,597

The allowance for loan losses and related additions and deductions to the allowance are as follows (in thousands):

	March 31, 2010	March 31, 2009	March 31, 2008
Allowance for loan losses, beginning of period	$5,800	$8,975	$7,739
Provision for credit losses	2,942	2,862	3,572
Loans charged off, net of recoveries	(5,726)	(4,396)	(2,336)
Reduction of reserve due to loan sale	—	(1,641)	—

Allowance for loan losses, end of period	$3,016	$5,800	$8,975

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal. Upon determining that a nonaccrual loan is impaired, interest accrued and the uncollected receivable prior to identification of nonaccrual status is charged to the allowance for loan losses. At March 31, 2010, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of March 31, 2010 and March 31, 2009 (dollars in thousands):

	March 31, 2010	March 31, 2009
Non-performing loans:
Loans accounted for on a nonaccrual basis (1)	$1,219	$2,574
Accruing loans past due 90 days or more	594	390

Total nonaccrual and 90 days past due loans	1,813	2,964
Percentage of total loans	1.01%	1.49%
Other non-performing assets (2)	1,566	2,048
Troubled debt restructurings	1,268	303

(1)

As of March 31, 2010 CountryPlace identified $2.4 million of loans in nonaccrual status for which foreclosure is probable. Accordingly, the Company reduced the loans receivable balance and the allowance for loan losses by $1.2 million to reflect the difference between the unpaid balance and the estimated fair market value of the related loans receivable. At March 31, 2009 loans accounted for on a nonaccrual basis were reflected at the unpaid balance of $2.6 million.

(2)	Consists of land and homes acquired through foreclosure, which are carried at the lower of carrying value or fair value less estimated selling expenses.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

During fiscal 2010, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to borrowers’ loss of income and other repayment matters impacting these borrowers. For the years ended March 31, 2010 and March 31, 2009, CountryPlace modified the payments or rates for approximately $1.6 million and $0.1 million, respectively. These loans are not reflected as non-performing loans but as troubled debt restructurings. As of March 31, 2010, the allowance for loan losses totaled $3.0 million.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of March 31, 2010 and March 31, 2009:

	March 31, 2010	March 31, 2009
Texas	43.2%	42.6%
Arizona	6.3	6.3
Florida	6.6	7.1
California	2.1	2.2

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of March 31, 2010 or March 31, 2009. Management believes the allowance for loan losses is adequate to cover estimated losses at March 31, 2010.

5. Floor plan payable

The Company has an agreement with Textron Financial Corporation for a floor plan facility. The advance rate for the facility is 90% of manufacturer’s invoice. This facility is used to finance a portion of the new home inventory at the Company’s retail sales centers and is secured by the assets of the Company, excluding CountryPlace assets. During the third quarter of fiscal 2009, Textron announced that they wanted to perform an orderly liquidation of certain of their commercial finance businesses, including their housing inventory finance business.

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

•

Alters the maximum credit line to $45 million for the fourth quarter of fiscal 2010, $43 million for the first quarter of fiscal 2011, $38 million for the second quarter of fiscal 2011, $32 million for the third quarter of fiscal 2011, $28 million for the fourth quarter of fiscal 2011 and $25 million thereafter;

•	Provides for a maximum loan-to-collateral coverage ratio of 65% through the first quarter of fiscal 2011, 62% for the second quarter of fiscal 2011 and 60% for all quarters thereafter;

•	Allows for an increased percentage of eligible inventory to be borrowed subject to the total credit line at the lender’s discretion;

•	Pledges 100% of the Company’s equity in Standard Casualty Company to Textron; and

•	Alters financial covenants as follows:

•

Maximum quarterly net loss before taxes and restructuring charges - $15 million through the second quarter of fiscal 2011, $10 million for the third and fourth quarters of fiscal 2011 and $1 million of net income for all quarters thereafter;

•	Eliminates the borrowing base requirement in its entirety effective December 29, 2009.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of March 26, 2010, the Company was required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement. The Company was in compliance with these financial covenants as of March 26, 2010 and believes that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond the Company’s control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, the Company would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide the Company with a waiver or that the Company will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on the Company’s convertible senior notes described in Note 6.

Additionally, as of March 26, 2010, the Company had a loan-to-collateral coverage ratio of 82% which exceeded the maximum requirement of 65% and resulted in its having an increased percentage of eligible inventory borrowed subject to the total credit line by $8.9 million. While Textron could demand that the entire $8.9 million be repaid immediately, Textron has approved the coverage ratio to be out of formula and in connection with that waiver, reset the total credit line from $43 million to $38 million effective May 18, 2010.

The Company’s liability under this credit facility was $42.2 million as of March 26, 2010.

6. Debt obligations

Debt obligations consist of the following (in thousands):

	March 26, 2010	March 27, 2009
Convertible senior notes, net	$50,486	$47,940
Securitized financing 2005-1	60,031	68,413
Securitized financing 2007-1	62,463	71,870
Virgo debt, net	18,518	—
Construction lending line	3,890	3,589

	$195,388	$191,812

In fiscal 2005, the Company issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the Notes) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For fiscal years 2010, 2009 and 2008, the effect of converting the senior notes to 2.1 million, 2.1 million and 2.9 million shares of common stock, respectively, was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share. During fiscal 2009, the Company repurchased $21.2 million principal amount of the Notes, which had a book value of $18.3 million net of debt discount, for $10.6 million in cash, resulting in a gain of $7.7 million. The Company did not repurchase any Notes during fiscal 2010.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The liability component related to the convertible senior notes is being amortized through May, 2011 and is reflected in the condensed consolidated balance sheets as of March 26, 2010 and March 27, 2009 as follows (in thousands):

	March 26, 2010	March 27, 2009
Principal amount of the liability component	$53,845	$53,845
Unamortized debt discount	(3,359)	(5,905)

Convertible senior notes, net	$50,486	$47,940

Interest expense for fiscal 2010 and 2009 totaled $4.5 million and $5.0 million, respectively, of which $2.5 million and $2.8 million, respectively, represented amortization of the debt discount at an effective interest rate of 9.11%.

On July 12, 2005, the Company, through its subsidiary CountryPlace, completed its initial securitization (2005-1) for approximately $141.0 million of loans, which was funded by issuing bonds totaling approximately $118.4 million. The bonds were issued in four different classes: Class A-1 totaling $36.3 million with a coupon rate of 4.23%; Class A-2 totaling $27.4 million with a coupon rate of 4.42%; Class A-3 totaling $27.3 million with a coupon rate of 4.80%; and Class A-4 totaling $27.4 million with a coupon rate of 5.20%. Maturity of the bonds is at varying dates beginning in 2006 through 2015 and were issued with an expected weighted average maturity of 4.66 years. The proceeds from the securitization were used to repay approximately $115.7 million of borrowings on the Company’s warehouse revolving debt with the remaining proceeds being used for general corporate purposes, including future origination of new loans. For accounting purposes, this transaction was structured as a securitized borrowing. CountryPlace’s servicing obligation under this securitized financing is guaranteed by the Company.

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

On January 29, 2010, the Company, through its subsidiary CountryPlace, entered into an agreement for a $20 million secured term loan from entities managed by Virgo Investment Group LLC. The agreement provides an option for CountryPlace to exercise a subsequent commitment to borrow an additional $5.0 million, which expires on August 1, 2010. Currently, the Company does not expect CountryPlace to exercise the secondary commitment. The facility has a maturity date of January 29, 2014 and bears interest at an annual rate of the Eurodollar Rate plus 12%. The Eurodollar Rate cannot be less than 3.0% nor greater than 4.5%. The proceeds will be used by CountryPlace to repay the intercompany indebtedness to the Company and the Company expects to use the proceeds for working capital and general corporate purposes.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The agreement also contains financial covenants that CountryPlace must comply with. CountryPlace shall not incur capital expenditures exceeding $300K in any fiscal year; and the maximum amount of the Virgo loan divided by the value of the collateral securing the loan shall not exceed the ratios below for more than three consecutive months during the applicable periods:

Time Period	Maximum Loan-to-Value Ratio
Twelve Months Ended 2/1/2011	0.36:1
Twelve Months Ended 2/1/2012	0.35:1
Twelve Months Ended 2/1/2013	0.34:1
Twelve Months Ended 2/1/2014	0.33:1

For the year ended March 31, 2010, CountryPlace was in compliance with the financial covenants with a loan-to-value ratio of 0.34:1.

As a precedent to Virgo making the loan, the parties also agreed to create a special purpose vehicle (SPV) to hold certain mortgage loans as collateral. Under the agreement, CountryPlace transferred its right, title, and interest to certain manufactured housing installment sales contracts and mortgages, along with certain related property, to a newly created subsidiary, CountryPlace Mortgage Holdings, LLC (“Mortgage SPV”). The transferred sales contracts and mortgages consist of $39.4 million of the overcollateralization on the 2005-1 and 2007-1 securitizations (Class X and R certificates), and $19.8 million of certain other mortgage loans held for investment that were not previously securitized.

The Mortgage SPV is consolidated on the Company’s financial statements as CountryPlace will continue to service the mortgage loans and collect the related service fee and residual income even after the termination of the loan facility, is obligated to repurchase or substitute contracts that materially adversely affect the Mortgage SPV’s interest, and will be solely liable for losses incurred by the Mortgage SPV.

As partial consideration for the loan with Virgo, the Company issued warrants to purchase up to an aggregate of 1,296,634 shares of the Company’s common stock at a purchase price of $2.1594 per share. These warrants contain an anti-dilution provision that prevents the warrant holder’s fully-diluted percentage interest in the Company from being diluted in the event that any convertible securities of the Company are converted into other securities of the Company. The warrants also contain an anti-dilution provision that prevents the warrant holder from having its percentage ownership in the Company diminished by more than 10% in the event that the Company issues additional securities, subject to certain exceptions. These anti-dilution provisions expire four years after the issuance of the warrants.

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

Scheduled maturities of the Company’s debt obligations consist of the following (in thousands):

Fiscal Year	Amount
2011	$19,155
2012	14,150
2013	12,071
2014	23,570
2015	7,921

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

7. Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	March 26, 2010	March 27, 2009

Salaries, wages and benefits	$9,163	$10,949
Accrued expenses on homes sold	3,434	3,693
Customer deposits	7,974	6,060
Deferred revenue	3,017	5,108
Warranty	1,593	2,972
Sales incentives	1,428	2,322
Insurance reserves	3,010	3,008
Taxes	2,918	3,061
Other	7,450	8,709

	$39,987	$45,882

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

In fiscal 2008, the Company recognized in income tax expense a valuation allowance of $27.6 million against all of its net deferred tax assets which resulted in the Company recording a net income tax provision of approximately $8.4 million. In fiscal 2009, the Company recorded an additional $17.0 million valuation allowance against its deferred tax assets generated in fiscal 2009 and an income tax benefit of $8,000. In fiscal 2010, the Company recorded an additional $20.2 million valuation allowance against its deferred tax assets generated in fiscal 2010 and income tax expense of $41,000. The income tax expense related to taxes payable in various states the Company does business. If, after future considerations of positive and negative evidence related to the recoverability of its deferred tax assets, the Company determines a lesser allowance is required, it would record a reduction to income tax expense and the valuation allowance in the period of such determination.

Income tax benefit (expense) for fiscal years 2010, 2009 and 2008 is as follows (in thousands):

	March 26, 2010	March 27, 2009	March 28, 2008

Current
Federal	$—	$—	$—
State	(281)	(70)	(1,095)

Deferred	240	78	(7,314)

Total income tax benefit (expense)	$(41)	$8	$(8,409)

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	March 26, 2010	March 27, 2009
Deferred tax assets
Accrued liabilities	3,164	3,887
Inventory	1,941	1,567
Property and equipment	2,777	7,182
State net operating loss carryforward	11,488	8,800
Federal net operating loss carryforward	46,547	22,476
Other	2,651	2,774

Gross deferred tax assets	$68,568	$46,686
Valuation allowance	(64,805)	(44,637)

Total deferred tax assets	3,763	2,049

Deferred tax liabilities
Other	(3,763)	(2,049)

Total deferred tax liabilities	(3,763)	(2,049)
Net deferred income tax assets	$—	$—

As of March 26, 2010, the Company has federal net operating loss carryforwards of approximately $133.0 million available to offset future federal income tax and which expire between 2027 and 2030. In addition, the Company has state net operating loss carryforwards of approximately $180.8 million available to offset future state income tax and which expire between 2010 and 2029.

The effective income tax rate on pretax earnings differed from the U.S. federal statutory rate for the following reasons (in thousands):

	March 26, 2010	March 27, 2009	March 28, 2008
Tax at statutory rate	$17,882	$11,201	$39,750
(Increases) decreases:
Goodwill impairment	—	—	(21,909)
Valuation allowance	(17,499)	(11,099)	(26,740)
State taxes—net of federal tax benefit	(282)	(71)	729
Tax exempt interest	10	84	103
Other	(152)	(107)	(342)

Income tax benefit (expense)	(41)	8	(8,409)
Effective tax rate	(0.08)%	0.03%	(7.40)%

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

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Employee plan

The Company sponsors an employee savings plan (the “401k Plan”) that is intended to provide participating employees with additional income upon retirement. Employees may contribute between 1% and 18% of eligible compensation to the 401k Plan. Effective January 1, 2010, the Company discontinued its 25% match of the first 6% deferred by employees. Employees are immediately eligible to participate and employer contributions, which begin one year after employment, are vested at the rate of 20% per year and are fully vested after five years of employment. Contribution expense was $0.4 million, $0.8 million and $1.0 million in fiscal years 2010, 2009 and 2008, respectively.

11. Stock Incentive Plan

Effective July 22, 2009, the Palm Harbor Homes, Inc. 2009 Stock Incentive Plan (the “Plan”) was adopted. The Plan allows for the issuance of up to 1,844,000 shares of common stock to the Company’s employees and outside directors in the form of non-statutory stock options, incentive stock options and restricted stock awards. During the second quarter of fiscal 2010, the Company granted options for 1,217,040 shares at an exercise price equal to the market price of the Company’s common stock as of the date of grant or $3.02 per share. Such options have a 10 year term and vest over five years of service. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

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

The grant-date fair value of options granted during the second quarter was $1.81 per share. As of March 26, 2010, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over 5 years. The outstanding stock options were not included in the calculation of dilutive EPS because to do so would be anti-dilutive.

12. Commitments and contingencies

Future minimum lease payments for all noncancelable operating leases having a remaining term in excess of one year at March 26, 2010, are as follows (in thousands):

Fiscal Year	Amount
2011	$4,233
2012	2,537
2013	2,170
2014	1,762
2015	935
2016 and thereafter	3,528

Rent expense (net of sublease income) was $8.0 million, $8.1 million and $9.8 million for fiscal years 2010, 2009 and 2008, respectively.

The Company is contingently liable under the terms of repurchase agreements covering independent dealers’, builders’ and developers’ floor plan financing. Under such agreements, the Company agrees to repurchase homes at declining prices over the term of the agreement, generally 12 to 18 months. At March 26, 2010, the Company estimates that its potential obligations under all repurchase agreements were approximately $3.0 million. However, it is management’s opinion that no material loss will occur from the repurchase agreements. During fiscal years 2010, 2009 and 2008, the Company did not incur any significant losses under these repurchase agreements.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

13. Sale-leaseback transactions

During the fourth quarter of fiscal 2010, the Company completed a sale leaseback transaction where it sold two retail sales center properties for $0.9 million in cash. The transaction resulted in a $0.3 million gain which will be amortized over the term of the lease. Concurrent with the sale, the Company leased the properties back for a period of ten years at an aggregate rental of $0.1 million plus escalation under certain circumstances. The lease is renewable at the Company’s option for an additional five years.

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

The Company does not have continuing involvement in the properties other than through a normal leaseback. The future minimum lease payments under the terms of the related lease agreements are disclosed in Note 12.

14. Losses from natural disaster

During the third quarter of fiscal 2007, the Company’s Burleson, Texas manufacturing facility was destroyed by fire. The Company had business interruption and general liability insurance that covered the losses. During fiscal 2007, the Company received $2.0 million in recoveries and recorded $2.5 million in losses. During fiscal 2008, the Company received recoveries totaling $4.3 million and recorded $0.5 million in losses. Final settlement of the claim occurred in fiscal 2008 resulting in a gain of $3.3 million which is included as a reduction of cost of sales in the consolidated statements of operations.

15. Restructuring charges

In order to more effectively align its manufacturing capacity and distribution channels with current and expected regional demand, the Company closed its Albemarle, North Carolina manufacturing facility and 23 under-performing retail sales centers during the fourth quarter of fiscal 2010. In connection with these actions, the Company recorded restructuring charges totaling $9.2 million. Of this $9.2 million, approximately $4.8 million was recorded in cost of sales and primarily related to the quick selling of retail inventories at reduced margins at the locations that were closing and $4.4 million was recorded in selling, general and administrative expenses and primarily related to sales centers and plants closing costs as well as expenses for legal and financial consultants. No significant additional charges are expected to be incurred in connection with this restructuring.

During the fourth quarter of fiscal 2008, the Company closed its Sabina, Ohio, Casa Grande, Arizona and one of its Plant City, Florida manufacturing facilities as well as 18 under-performing retail sales centers. The Company recorded restructuring charges totaling $8.3 million primarily related to facility closure costs. Of this $8.3 million, approximately $2.9 million is included in cost of sales and $5.4 million is included in selling, general and administrative expenses on the Company’s statement of operations.

Also, as part of these restructurings, the Company listed two of its manufacturing facilities for sale in fiscal 2010 and three of its manufacturing facilities for sale in fiscal 2008. The Company sold one of these facilities in the first quarter of fiscal 2010 and continues to try to sell the other four. The carrying value of these facilities is included in assets held for sale on the consolidated balance sheets.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

16. Fair value of financial instruments

The book value and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	March 26, 2010		March 27, 2009
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$26,705	$26,705	$12,374	$12,374
Restricted cash (1)	16,330	16,330	17,771	17,771
Investments (2)	16,041	16,041	17,175	17,175
Consumer loans receivables (3)	180,107	175,934	199,317	193,029
Floor plan payable (1)	42,249	42,249	49,401	49,401
Construction lending line (1)	3,890	3,890	3,589	3,589
Convertible senior notes (2)	50,486	36,076	47,940	13,461
Securitized financings (4)	122,494	120,019	140,283	108,972
Virgo debt (5)	18,518	18,213	—	—

(1)	The fair value approximates book value due to the instruments’ short term maturity.
(2)	The fair value is based on market prices.
(3)

Includes consumer loans receivable held for investment and held for sale. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of March 31, 2010.

(4)

For fiscal 2009, the fair value is estimated using quoted market prices for similar securities, and for fiscal 2010, fair value is estimated using recent asset backed and commercial real estate securities.

(5)	The fair value is estimated based on the remaining cash flows discounted at the implied yield when the transaction was closed.

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

Level—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (The Company had no level 3 securities at the end of 2010 or during the year then ended).

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of March 26, 2010
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S. Treasury and Government Agencies (1)	$1,793	$—	$1,793	$—
Mortgage-backed securities (1)	5,496	—	5,496	—
Securities issued by states and political subdivisions (1)	1,249	—	1,249	—
Corporate debt securities (1)	4,780	—	4,780	—
Marketable equity securities (1)	2,722	2,722	—	—
Other non-performing assets (2)	1,566	—	1,566	—

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)	Consists of land and homes acquired through foreclosure.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	As of March 26, 2010				Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)
Long-lived assets held for sale (1)	$651	$—	$651	$—	$(290)

(1)

Long-lived assets held for sale with a carrying amount of $0.9 million were written down to their fair value of $0.7 million, resulting in a loss of $0.3 million, which was included in operating results for the period.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

17. Business segment information

The Company operates principally in two segments: 1) factory-built housing, which includes manufactured housing, modular housing and retail operations and 2) financial services, which includes finance and insurance. The following table details net sales, income (loss) from operations, identifiable assets, depreciation and amortization expense and capital expenditures by segment for fiscal 2010, 2009 and 2008 (in thousands):

	Year Ended
	March 26, 2010	March 27, 2009	March 28, 2008
Net Sales
Factory-built housing	$262,432	$371,265	$511,577
Financial services	35,939	38,009	43,519

	$298,371	$409,274	$555,096

Net Sales for financial services consists of:
Insurance	15,961	$15,606	$17,180
Finance	19,978	22,403	26,339

	$35,939	$38,009	$43,519

Income (loss) from operations
Factory-built housing	$(31,005)	$(24,171)	$(95,089	) (1)
Financial services	16,321	17,753	21,638
General corporate expenses	(21,818)	(17,138)	(21,892)

	$(36,502)	$(23,556)	$(95,343)

Interest expense	$(17,533)	$(18,265)	$(21,853)
Gain on repurchase of convertible senior notes	—	7,723	—
Other income	2,944	2,095	3,625

Loss before income taxes	$(51,091)	$(32,003)	$(113,571)

Identifiable assets
Factory-built housing	$81,141	$125,333	$159,383
Financial services	270,221	255,623	317,239
Other	6,391	30,726	88,278

	$357,753	$411,682	$564,900

Depreciation and amortization
Factory-built housing	$4,071	$4,841	$6,433
Financial services	543	280	804
Other	1,033	807	893

	$5,647	$5,928	$8,130

Capital expenditures, net of proceeds from disposition
Factory-built housing	$(963)	$(651)	$1,203
Financial services	65	84	123

	$(898)	$(567)	$1,326

(1)	Includes $78.5 million of goodwill impairment charges.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

18. Acquisition

On February 15, 2008, the Company entered into an agreement with CountryPlace’s minority interest holders (related parties to the Company) in which the Company purchased the remaining 20% of CountryPlace. In accordance with the agreement, the Company paid the minority interest holders $1.8 million on February 15 and issued a promissory note to pay $1.8 million plus interest (LIBOR plus 1.25%) on June 30, 2008 in exchange for 500,000 shares of CountryPlace Common Stock, $1 par value. Additionally, as an inducement to each minority interest holder to remain in his management capacity with CountryPlace, the Company issued to each minority interest holder who was in the employ of CountryPlace on February 10, 2010, 52,424 shares of the Company’s Common Stock. The minority interest acquisition was accounted for using purchase accounting and resulted in goodwill of $2.2 million. The common stock transaction will be recorded as compensation expense over the service period and is included in selling, general and administrative expenses on the Company’s consolidated statements of operations.

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

Accrued product warranty obligations are classified as accrued liabilities in the consolidated balance sheets. The following table summarizes the accrued product warranty obligations at March 26, 2010, March 27, 2009 and March 28, 2008 (in thousands).

	Year Ended
	March 26, 2010	March 27, 2009	March 28, 2008
Accrued warranty balance, beginning of period	$2,972	$5,425	$5,922
Net warranty expense provided	4,994	7,736	20,178
Cash warranty payments	(6,373)	(10,189)	(20,675)

Accrued warranty balance, end of period	$1,593	$2,972	$5,425

20. Related party transactions

During the fourth quarter of fiscal 2009, the Company completed a sale leaseback transaction with a partnership which included two members of senior management of the Company. See note 13 for further details of the transaction.

On April 27, 2009, the Company issued warrants to each of Capital Southwest Corporation, Sally Posey and the Estate of Lee Posey, all of which are related parties to the Company. The warrants were granted in connection with a loan made by these related parties to the Company. See Note 6 for further details of the transaction.

The Company did not have any other significant related party transactions in fiscal 2010, 2009 or 2008.

Palm Harbor Homes, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

21. Quarterly financial data (unaudited)

The following table sets forth certain unaudited quarterly financial information for the fiscal years 2010 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)	Total
	(in thousands, except per share data)
Fiscal Year Ended March 26, 2010
Net sales	$82,421	$74,797	$71,802	$69,351	$298,371
Gross profit	19,324	18,013	16,821	9,549	63,707
Loss from operations	(5,054)	(6,644)	(7,298)	(17,506)	(36,502)
Net loss	(9,978)	(10,396)	(9,178)	(21,580)	(51,132)
Loss per share—basic and diluted	$(0.44)	$(0.45)	$(0.40)	$(0.94)	$(2.23)
Fiscal Year Ended March 27, 2009
Net sales	$130,021	$110,716	$89,642	$78,895	$409,274
Gross profit	31,957	26,635	19,045	19,209	96,846
Income (loss) from operations	778	(4,449)	(10,278)	(9,607)	(23,556)
Net loss	(541)	(7,805)	(13,735)	(9,914)	(31,995)
Loss per share—basic and diluted	$(0.02)	$(0.34)	$(0.60)	$(0.43)	$(1.40)

(1)

Includes restructuring charges totaling $9.2 million in the fourth quarter of fiscal 2010 and $8.3 million in the fourth quarter of fiscal 2009. Of the $9.2 million in fiscal 2010, approximately $4.8 million was recorded as a reduction in gross profit and $4.4 million was recorded in selling, general and administrative expenses. Of the $8.3 million in fiscal 2009, $2.9 million was recorded as a reduction in gross profit and $5.4 million was recorded in selling, general and administrative expenses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of March 26, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2010. During the quarter ending on March 26, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 26, 2010 using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 26, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of March 26, 2010, has been audited by Ernst & Young LLP, the independent registered accounting firm who also audited the Company’s consolidated statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page 63.

/S/ LARRY H. KEENER
Larry H. Keener
Chairman and Chief Executive Officer

/S/ KELLY TACKE
Kelly Tacke
Executive Vice President, Chief Financial Officer and Secretary

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Palm Harbor Homes, Inc. and Subsidiaries

We have audited Palm Harbor Homes Inc. and subsidiaries’ internal control over financial reporting as of March 26, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Palm Harbor Homes Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Palm Harbor Homes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 26, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palm Harbor Homes, Inc. and subsidiaries as of March 26, 2010 and March 27, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 26, 2010 of Palm Harbor Homes, Inc. and subsidiaries and our report dated June 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas

June 15, 2010

PART III.

Item 10.	Directors and Executive Officers of the Registrant

(a) Information set forth in the sections entitled “Proposal One: Election of Directors”, “Governance of the Company”, and “Executive Officers” in the Company’s proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.

(b) The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth in the sections entitled “Executive Officers” and “Report of the Compensation Committee” in the Company’s proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the section entitled “Share ownership of principal shareholders, directors and management” in the Company’s proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth in the Section entitled “Related Party Transaction” in the Company’s proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth in the section entitled “Proposal Two: Ratification of Independent Auditors” in the Company’s proxy statement for the 2010 annual meeting of shareholders is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)     (1)     Financial Statements

Our Consolidated Financial Statements for the year ended March 26, 2010 are included on pages 34 through 61 of this report.

(2)	Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts and Reserves is included on page 67 of this report.

(3)	Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

*3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation.

*3.5	Articles of Amendment to Articles of Incorporation.

4.1	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.1	Associate Stock Purchase Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

10.2	Form of Indemnification Agreement between the Company and each of our directors and certain officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.3	Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-79164).

10.4	Amended and Restated Amendment to Compensation Agreement between the Company and Lee Posey (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, Registration No. 33-97676).

*21.1	List of Subsidiaries.

*23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of the Report).

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Larry H. Keener.

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, by Kelly Tacke.

*32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Larry H. Keener and Kelly Tacke.

*	Filed herewith

(b) None.

(c) See Item 14(a)(3) above.

(d) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on June 17, 2010.

PALM HARBOR HOMES, INC.

/S/ LARRY H. KEENER
Larry H. Keener, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KNOW ALL MEN BY THESE PRESENTS, that the undersigned do hereby constitute and appoint Larry H. Keener and Kelly Tacke, and each of them, each with full power to act without the other, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K for the year ended March 26, 2010 of Palm Harbor Homes, Inc., and to file the same, with any and all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all of each of said attorneys-in-fact and agents or any of them may lawfully do or cause to be done by virtue thereof.

Signatures	Title	Date

/S/ LARRY H. KEENER Larry H. Keener	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	June 17, 2010

/S/ KELLY TACKE Kelly Tacke	Executive Vice President-Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 17, 2010

/S/ FREDERICK R. MEYER Frederick R. Meyer	Director	June 17, 2010

/S/ JOHN H. WILSON John H. Wilson	Director	June 17, 2010

/S/ A. GARY SHILLING A. Gary Shilling	Director	June 17, 2010

/S/ W. CHRISTOPHER WELLBORN W. Christopher Wellborn	Director	June 17, 2010

/S/ WILLIAM M. ASHBAUGH William M. Ashbaugh	Director	June 17, 2010

/S/ TIM SMITH Tim Smith	Director	June 17, 2010

Palm Harbor Homes, Inc.

Schedule II—Valuation and Qualifying Accounts

Deferred tax asset valuation allowance:
Balance at March 30, 2007	$—
Establish valuation allowance	10,426
Net change in deferred tax assets	17,221

Balance at March 28, 2008	27,647
Net change in deferred tax assets	16,990

Balance at March 27, 2009	44,637
Net change in deferred tax assets	20,168

Balance at March 26, 2010	$64,805