Form 10-Q
period 2010-06-25
PALM HARBOR HOMES INC /FL/
filed 2010-08-09
CIK 923473

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

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

Shares of common stock $.01 par value, outstanding on August 9, 2010 – 22,980,093.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 25, 2010	March 26, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$16,857	$26,705
Restricted cash	18,267	16,330
Investments	16,113	16,041
Trade receivables	20,870	18,533
Consumer loans receivable, net	173,778	176,143
Inventories	55,964	60,303
Assets held for sale	6,538	6,538
Prepaid expenses and other assets	9,939	9,909
Property, plant and equipment, net	26,557	27,251

Total assets	$344,883	$357,753

Liabilities and shareholders’ equity
Accounts payable	$24,792	$20,713
Accrued liabilities	37,590	39,987
Floor plan payable	35,867	42,249
Construction lending line	4,752	3,890
Securitized financings	118,490	122,494
Virgo debt, net	18,360	18,518
Convertible senior notes, net	51,194	50,486

Total liabilities	291,045	298,337

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	70,030	69,919
Retained (deficit) earnings	(2,337)	3,389
Treasury shares	(13,949)	(13,949)
Accumulated other comprehensive income (loss)	(145)	(182)

Total shareholders’ equity	53,838	59,416

Total liabilities and shareholders’ equity	$344,883	$357,753

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	June 25, 2010	June 26, 2009
Net sales	$84,345	$82,421
Cost of sales	65,752	63,097
Selling, general and administrative expenses	20,547	24,378

Loss from operations	(1,954)	(5,054)

Interest expense	(4,204)	(4,964)
Other income	534	228

Loss before income taxes	(5,624)	(9,790)

Income tax expense	(102)	(188)

Net loss	$(5,726)	$(9,978)

Net loss per common share – basic and diluted	$(0.25)	$(0.44)

Weighted average common shares outstanding – basic and diluted	22,980	22,875

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	June 25, 2010	June 26, 2009
Operating Activities
Net loss	$(5,726)	$(9,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,286	1,456
Provision for credit losses	949	837
Non-cash interest expense	708	1,393
(Gain) loss on disposition of assets	(13)	416
Gain on sale of loans	(517)	(40)
Provision for stock based compensation	111	—
(Gain) loss on sale of investments	(100)	163
Impairment of investment securities	—	135
Changes in operating assets and liabilities:
Restricted cash	(1,937)	102
Trade receivables	(2,337)	(1,677)
Consumer loans originated	(12,207)	(8,821)
Principal payments on consumer loans originated	3,821	3,795
Proceeds from sales of consumer loans	10,319	7,145
Inventories	4,339	8,353
Prepaid expenses and other assets	(350)	1,773
Accounts payable and accrued expenses	1,673	5,824

Net cash provided by operating activities	19	10,876

Investing Activities
Net (purchases) disposals of property, plant and equipment	(236)	803
Purchases of investments	(799)	(856)
Sales of investments	850	4,534

Net cash (used in) provided by investing activities	(185)	4,481

Financing Activities
Net payments on floor plan payable	(6,382)	(5,965)
Net proceeds from construction lending line	862	1,210
Proceeds from notes payable to related parties	—	4,500
Payments on Virgo debt	(158)	—
Payments on securitized financings	(4,004)	(5,162)

Net cash used in financing activities	(9,682)	(5,417)
Net (decrease) increase in cash and cash equivalents	(9,848)	9,940
Cash and cash equivalents at beginning of period	26,705	12,374

Cash and cash equivalents at end of period	$16,857	$22,314

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended March 26, 2010 included in the Company’s Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

The balance sheet at March 26, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

General Business Environment

The Company is realizing the benefits of the restructuring actions it has taken over the past year to reduce its operational overhead and right-size its manufacturing capacity to match current and expected consumer demand. First quarter revenues increased 2.3% over the prior year period despite operating 25 fewer retail locations and one less manufacturing facility. Factory-built homes sold increased 25.8% during the first quarter of fiscal 2011 as compared to the prior year period; however, over the same period, average selling prices declined as a result of lower appraisal values and consumer demand for smaller, less expensive homes. The Company responded with an expansive product line that offers a wide range of price points.

The Company’s financial services operations have continued to be consistent performers through this volatile environment. Standard has seen a steady growth in policies and outstanding renewal rates. CountryPlace had an increase of 51.6% in loan originations during the first quarter of fiscal 2011. CountryPlace is an approved Fannie Mae and Ginnie Mae seller servicer and is now originating loans for realtors and site-builders and is in line to originate FHA Title I home loans when Ginnie Mae lifts its moratorium.

The Company’s amended floor plan financing facility with Textron Financial Corporation continues to include required financial covenants, and from now through March 2011 will require certain reductions in the overall amounts borrowed under the facility. Because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond the Company’s control, no assurances can be given that the combination of the Company’s cash on hand, net proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future. See Note 6.

Going forward, the Company will continue to focus on managing its business for liquidity; gaining market share; reducing selling, general and administrative expenses and controlling marginal costs despite the raw material increases and product shifts; and growing its financial services division. At the same time, the Company will pursue ways to further expand its product offering and reach new distribution channels to increase revenues.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Inventories

Inventories consist of the following (in thousands):

	June 25, 2010	March 26, 2010
Raw materials	$5,348	$4,927
Work in process	3,023	4,085
Finished goods at factory	959	1,324
Finished goods at retail	46,634	49,967

	$55,964	$60,303

Inventories are pledged as collateral with Textron. See Note 6.

3.	Investments

The following tables summarize the Company’s available-for-sale investment securities as of June 25, 2010 and March 26, 2010 (in thousands):

	June 25, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and Government Agencies	$1,474	$76	$—	$1,550
Mortgage-backed securities	5,326	281	—	5,607
States and political subdivisions	1,240	17	(2)	1,255
Corporate debt securities	4,452	316	—	4,768
Marketable equity securities	2,883	146	(96)	2,933

Total	$15,375	$836	$(98)	$16,113

	March 26, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and Government Agencies	$1,724	$69	$—	$1,793
Mortgage-backed securities	5,232	268	(4)	5,496
States and political subdivisions	1,240	17	(7)	1,250
Corporate debt securities	4,455	325	—	4,780
Marketable equity securities	2,674	97	(49)	2,722

Total	$15,325	$776	$(60)	$16,041

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 25, 2010 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$537	$(2)	$—	$—	$537	$(2)
Marketable equity securities	832	(93)	99	(3)	931	(96)

Total	$1,369	$(95)	$99	$(3)	$1,468	$(98)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 26, 2010 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$485	$(4)	$—	$—	$485	$(4)
States and political subdivisions	533	(7)	—	—	533	(7)
Marketable equity securities	665	(43)	116	(6)	781	(49)

Total	$1,683	$(54)	$116	$(6)	$1,799	$(60)

During the first quarter of fiscal 2011, none of the Company’s available-for-sale equity were determined to be other-than-temporarily impaired. During the first quarter of fiscal 2010, eleven of the Company’s available-for-sale equity securities with a total carrying value of $0.4 million were determined to be other-than-temporarily impaired and a realized loss of $0.1 million was recorded in the Company’s consolidated statements of operations.

The Company’s investments in marketable equity securities consist of investments in common stock of bank trust and insurance companies and public utility companies ($1.4 million of the total fair value and $3,000 of the total unrealized losses) and industrial companies ($1.5 million of the total fair value and $93,000 of the total unrealized losses). The Company has seen increases in the market value of its stock portfolio during the first quarter of fiscal 2011, consistent with improvements seen in the overall stock market. Based on the improvements in the stock market and the Company’s ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at June 25, 2010.

The amortized cost and fair value of the Company’s investment securities at June 25, 2010, by contractual maturity, are shown in the table below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in less than one year	$974	$990
Due after one year through five years	7,158	7,620
Due after five years	4,360	4,570
Marketable equity securities	2,883	2,933

Total investment securities available-for-sale	$15,375	$16,113

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realized gains and losses from the sale of securities are determined using the specific identification method. Gross gains realized on the sales of investment securities for the first quarter of 2011 and 2010 were approximately $101,000 and $218,000, respectively. Gross losses were approximately $1,000 and $381,000 for the first quarter of fiscal 2011 and 2010, respectively.

4.	Restricted Cash

Restricted cash consists of the following (in thousands):

	June 25, 2010	March 26, 2010
Cash pledged as collateral for outstanding insurance programs and surety bonds	$9,917	$9,917
Cash related to customer deposits held in trust accounts	3,568	2,496
Cash related to CountryPlace customers’ principal and interest payments on the loans that are securitized	4,782	3,917

	$18,267	$16,330

5.	Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consist of the following (in thousands):

	June 30, 2010	March 31, 2010
Consumer loans receivable held for investment	$174,929	$179,549
Consumer loans receivable held for sale	2,033	558
Construction advances on non-conforming mortgages	4,505	4,148
Deferred financing costs, net	(4,799)	(5,096)
Allowance for loan losses	(2,890)	(3,016)

Consumer loans receivable, net	$173,778	$176,143

The allowance for loan losses and related additions and deductions to the allowance during the three months ended June 30, 2010 and June 30, 2009 are as follows (in thousands):

	Three Months Ended
	June 30, 2010	June 30, 2009
Allowance for loan losses, beginning of period	$3,016	$5,800
Provision for credit losses	949	837
Loans charged off, net of recoveries	(1,075)	(918)

Allowance for loan losses, end of period	$2,890	$5,719

CountryPlace’s policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more. In addition, they place loans on nonaccrual status when there is a clear indication that the

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

borrower has the inability or unwillingness to meet payments as they become due. Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal. Upon determining that a nonaccrual loan is impaired, interest accrued and the uncollected receivable prior to identification of nonaccrual status is charged to the allowance for loan losses. At June 30, 2010, CountryPlace’s management was not aware of any potential problem loans that would have a material effect on loan delinquency or charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing. The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of June 30, 2010 and March 31, 2010 (dollars in thousands):

	June 30, 2010	March 31, 2010
Non-performing loans:
Loans accounted for on a nonaccrual basis	$930	$1,219
Accruing loans past due 90 days or more	195	594

Total nonaccrual and 90 days past due loans	1,125	1,813
Percentage of total loans	0.64%	1.01%
Other non-performing assets (1)	1,650	1,566
Troubled debt restructurings	829	1,268

(1)	Consists of land and homes acquired through foreclosure, which are carried at the lower of carrying value or fair value less estimated selling expenses.

Beginning in fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history. These modifications were considered to represent credit concessions due to borrowers’ loss of income and other repayment matters impacting these borrowers. For the quarters ended June 30, 2010 and June 30, 2009, CountryPlace modified the payments or rates for approximately $0.3 million and $0.1 million, respectively. These loans are not reflected as non-performing loans but as troubled debt restructurings.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed. CountryPlace has loan contracts secured by factory-built homes located in the following key states as of June 30, 2010 and March 31, 2010:

	June 30, 2010	March 31, 2010
Texas	43.4%	43.2%
Arizona	6.4	6.3
Florida	6.7	6.6
California	2.0	2.1

The states of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values. The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses. No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of June 30, 2010 or March 31, 2010. Management believes the allowance for loan losses is adequate to cover estimated losses at June 30, 2010.

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

•

Maximum quarterly net loss before taxes and restructuring charges-$15 million through the second quarter of fiscal 2011, $10 million for the third and fourth quarters of fiscal 2011 and $1 million of net income for all quarters thereafter;

•	Eliminates the borrowing base requirement in its entirety effective December 29, 2009.

As of June 25, 2010, the Company was required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement. The Company was in compliance with these financial covenants as of June 25, 2010 and believes that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond the Company’s control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, the Company would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide the Company with a waiver or that the Company will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on the Company’s convertible senior notes described in Note 7.

Additionally, as of June 25, 2010, the Company was in an overadvanced position as it had a loan-to-collateral coverage ratio of 75% which exceeded the maximum requirement of 65% and resulted in its having an increased percentage of eligible inventory borrowed subject to the total credit line by $4.9 million. Although the agreement permits overadvances at the lender’s discretion, the Company is currently in discussions with Textron to approve this overadvance. There can be no guarantees that the Company will be successful in obtaining this approval. Textron could require the Company to repay the $4.9 million overadvance and declare an event of default and demand that the full amount of the facility be paid prior to maturity should the Company not make the payment.

The Company’s liability under this credit facility was $35.9 million as of June 25, 2010.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Debt Obligations

In fiscal 2005, the Company issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the Notes) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness. The note holders may require the Company to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies. For the first quarters of fiscal 2011 and 2010, the effect of converting the senior notes to 2.1 million shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

The liability component related to the convertible senior notes is being amortized through May, 2011 and is reflected in the condensed consolidated balance sheets as of June 25, 2010 and March 26, 2010 as follows (in thousands):

	June 25, 2010	March 26, 2010
Principal amount of the liability component	$53,845	$53,845
Unamortized debt discount	(2,651)	(3,359)

Convertible senior notes, net	$51,194	$50,486

Interest expense for the first quarters of fiscal 2011 and 2010 totaled $0.9 million and $1.1 million, respectively, of which $0.7 million and $0.6 million, respectively, represented amortization of the debt discount at an effective interest rate of 9.11%.

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

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 29, 2010, the Company, through its subsidiary CountryPlace, entered into an agreement for a $20 million secured term loan from entities managed by Virgo Investment Group LLC. The agreement provides an option for CountryPlace to exercise a subsequent commitment to borrow an additional $5.0 million, which expires on August 1, 2010. Currently, the Company does not expect CountryPlace to exercise the secondary commitment. The facility has a maturity date of January 29, 2014 and bears interest at an annual rate of the Eurodollar Rate plus 12%. The Eurodollar Rate cannot be less than 3.0% nor greater than 4.5%. The proceeds were used by CountryPlace to repay the intercompany indebtedness to the Company and the Company expects to use the proceeds for working capital and general corporate purposes.

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

For the fiscal quarter ended June 25, 2010, CountryPlace was in compliance with the financial covenants with a loan-to-value ratio of 0.34:1.

As a precedent to Virgo making the loan, the parties also agreed to create a special purpose vehicle (SPV) to hold certain mortgage loans as collateral. Under the agreement, CountryPlace transferred its right, title, and interest to certain manufactured housing installment sales contracts and mortgages, along with certain related property, to a newly created subsidiary, CountryPlace Mortgage Holdings, LLC (“Mortgage SPV”). On January 29, 2010, the transferred sales contracts and mortgages consisted of $39.4 million of the overcollateralization on the 2005-1 and 2007-1 securitizations (Class X and R certificates), and $19.8 million of certain other mortgage loans held for investment that were not previously securitized.

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

As partial consideration for the loan with Virgo, the Company issued warrants to purchase up to an aggregate of 1,296,634 shares of the Company’s common stock at a purchase price of $2.1594 per share. These warrants contain an anti-dilution provision that prevents the warrant holder’s fully-diluted percentage interest in the Company from being diluted in the event that any convertible securities of the Company are converted into other securities of the Company. The warrants also contain an anti-dilution provision that prevents the warrant holder from having its percentage ownership in the Company diminished by more than 10% in the event that the Company issues additional securities, subject to certain exceptions. These anti-dilution provisions expire four years after the issuance of the warrants. For the first quarter of fiscal 2011, the effect of converting the warrants to common stock, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share.

On April 27, 2009, the Company issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of common stock of the Company at a price of $3.14 per share, which was the closing price of the Company’s common stock on April 24, 2009. The Black-Scholes method was used to value the warrants, which resulted in the Company recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010. The warrants were granted in connection with a loan made by the

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

lenders to the Company of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between the Company and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. The Promissory Notes were repaid in full on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. For the first quarters of fiscal 2011 and 2010, the effect of converting the warrants to common stock, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share. The Promissory Notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard’s common stock.

8.	Other Comprehensive Loss

The difference between net loss and total comprehensive loss for the three months ended June 25, 2010 and June 26, 2009 is as follows (in thousands):

	Three Months Ended
	June 25, 2010	June 26, 2009
Net loss	$(5,726)	$(9,978)
Unrealized gain on available-for-sale investments	14	1,018
Amortization of interest rate hedge	23	23

Comprehensive loss	$(5,689)	$(8,937)

9.	Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations or cash flows of the Company.

10.	Accrued Product Warranty Obligations

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at June 25, 2010 and June 26, 2009 (in thousands):

	Three Months Ended
	June 25, 2010	June 26, 2009
Accrued warranty balance, beginning of period	$1,593	$2,972
Net warranty expense provided	1,750	2,184
Cash warranty payments	(1,586)	(2,107)

Accrued warranty balance, end of period	$1,757	$3,049

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	June 25, 2010		March 26, 2010
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Cash and cash equivalents (1)	$16,857	$16,857	$26,705	$26,705
Restricted cash (1)	18,267	18,267	16,330	16,330
Investments (2)	16,113	16,113	16,041	16,041
Consumer loans receivables (3)	176,962	171,931	180,107	175,934
Floor plan payable (1)	35,867	35,867	42,249	42,249
Construction lending line (1)	4,752	4,752	3,890	3,890
Convertible senior notes, net (2)	51,194	38,768	50,486	36,076
Securitized financings (4)	118,490	117,580	122,494	120,019
Virgo debt, net (5)	18,360	17,790	18,518	18,213

(1)       The fair value approximates book value due to the instruments’ short term maturity.

(2)       The fair value is based on market prices.

(3)       Includes consumer loans receivable held for investment and held for sale. The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows. The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of June 30, 2010.

(4)       The fair value is estimated using recent asset-backed and commercial real estate securities.

(5)       The fair value is estimated based on the remaining cash flows discounted at the implied yield when the transaction was closed.

In accordance with ASC Topic 820, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no level 3 securities at the end of the first quarter ended June 25, 2010.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of June 25, 2010
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S. Treasury and Government	$1,550	$—	$1,550	$—
Mortgage-backed securities (1)	5,607	—	5,607	—
Securities issued by states and political subdivisions (1)	1,255	—	1,255	—
Corporate debt securities (1)	4,768	—	4,768	—
Marketable equity securities (1)	2,933	2,933	—	—
Other non-performing assets (2)	1,650	—	1,650	—

	As of March 26, 2010
	Total	Level 1	Level 2	Level 3
Securities issued by the U.S. Treasury and Government	$1,793	$—	$1,793	$—
Mortgage-backed securities (1)	5,496	—	5,496	—
Securities issued by states and political subdivisions (1)	1,249	—	1,249	—
Corporate debt securities (1)	4,780	—	4,780	—
Marketable equity securities (1)	2,722	2,722	—	—
Other non-performing assets (2)	1,566	—	1,566	—
(1) Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date. (2) Consists of land and homes acquired through foreclosure.

No significant transfers between Level 1 and Level 2 occurred during the three months ended June 25, 2010. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

There were no assets measured at fair value on a non-recurring basis as of June 25, 2010.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three months ended June 25, 2010 and June 26, 2009 (in thousands):

	Three Months Ended
	June 25, 2010	June 26, 2009
Net Sales
Factory-built housing	$75,646	$73,390
Financial services	8,699	9,031

	$84,345	$82,421

Income (loss) from operations
Factory-built housing	$(279)	$(4,014)
Financial services	3,529	3,850
General corporate expenses	(5,204)	(4,890)

	$(1,954)	$(5,054)

Interest expense	$(4,204)	$(4,964)
Other income	534	228

Loss before income taxes	$(5,624)	$(9,790)

13.	Income Taxes

During the three month periods ended June 25, 2010 and June 26, 2009, the Company recorded no federal income tax expense or benefit due to the availability of net operating loss carryforwards, which are not assured of realization. Tax expense recorded in these periods related to taxes payable in various states the Company does business. The Company expects to record no federal income tax expense or benefit for the remainder of fiscal 2011, as it is uncertain whether the Company is assured of realization of benefits associated with its net operating loss carryforwards.

14.	Stock Incentive Plan

Effective July 22, 2009, the Palm Harbor Homes, Inc. 2009 Stock Incentive Plan (the “Plan”) was adopted. The Plan allows for the issuance of up to 1,844,000 shares of common stock to the Company’s employees and outside directors in the form of non-statutory stock options, incentive stock options and restricted stock awards. As of June 25, 2010, the Company has granted options twice. During the first quarter of fiscal 2011, the Company granted options for 129,080 shares at an exercise price equal to the market price of the Company’s common stock as of the date of the grant or $2.76 per share and during the second quarter of fiscal 2010, the Company granted options for 1,217,040 shares at an exercise price of $3.02 per share. Such options have a 10 year term and vest over five years of service. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

PART I. Financial Information

Item 1.	Financial Statements

See pages 1 through 15.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation’s leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of June 25, 2010, we operated eight manufacturing facilities that sell homes through 56 company-owned retail sales centers and builder locations and approximately 140 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace, we currently offer conforming mortgages to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are sold to investors. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

We are realizing the benefits of the restructuring actions we have taken over the past year to reduce our operational overhead and right-size our manufacturing capacity to match current and expected consumer demand. First quarter revenues increased 2.3% over the prior year period despite operating 25 fewer retail locations and one less manufacturing facility. Factory-built homes sold increased 25.8% during the first quarter of fiscal 2011 as compared to the prior year period; however, over the same period, average selling prices declined as a result of lower appraisal values and consumer demand for smaller, less expensive homes. We responded with an expansive product line that offers a wide range of price points.

Our financial services operations have continued to be consistent performers through this volatile environment. Standard has seen a steady growth in policies and outstanding renewal rates. CountryPlace had an increase of 51.6% in loan originations during the first quarter of fiscal 2011. CountryPlace is an approved Fannie Mae and Ginnie Mae seller servicer and is now originating loans for realtors and site-builders and is in line to originate FHA Title I home loans when Ginnie Mae lifts its moratorium.

Our amended floor plan financing facility with Textron Financial Corporation continues to include required financial covenants, and from now through March 2011 will require certain reductions in the overall amounts borrowed under the facility. Because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given that the combination of our cash on hand, net proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future. See Note 6.

Going forward, we will continue to focus on managing our business for liquidity; gaining market share; reducing selling, general and administrative expenses and controlling marginal costs despite the raw material increases and product shifts; and growing our financial services division. At the same time, we will pursue ways to further expand our product offering and reach new distribution channels to increase revenues.

Results of Operations

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended
	June 25, 2010	June 26, 2009
Net Sales	100.0%	100.0%
Cost of sales	78.0	76.6

Gross profit	22.0	23.4
Selling, general and administrative expenses	24.3	29.6

Loss from operations	(2.3)	(6.2)
Interest expense	(5.0)	(6.0)
Other income	0.6	0.3

Loss before income taxes	(6.7)	(11.9)
Income tax expense	(0.1)	(0.2)

Net loss	(6.8)%	(12.1)%

The following table summarizes certain key sales statistics as of and for the three months ended June 25, 2010 and June 26, 2009.

	Three Months Ended
	June 25, 2010	June 26, 2009
Homes sold through company-owned retail sales centers and builder locations	722	580
Homes sold to independent dealers, builders and developers	195	149
Total new factory-built homes sold	917	729
Average new manufactured home price - retail	$67,000	$70,000
Average new manufactured home price - wholesale	$49,000	$56,000
Average new modular home price - retail	$156,000	$169,000
Average new modular home price - wholesale	$71,000	$75,000
Number of company-owned retail sales centers at end of period	53	77
Number of company-owned builder locations at end of period	3	4

Three Months Ended June 25, 2010 Compared to Three Months Ended June 26, 2009

Net Sales. Net sales increased 2.3% to $84.3 million in the first quarter of fiscal 2011 from $82.4 million in the first quarter of fiscal 2010. Factory-built housing net sales increased $2.3 million while financial services net revenues decreased $0.3 million. The increase in factory-built housing net sales is primarily due to a 25.8% increase in the total number of factory-built homes sold offset by decreases in the average selling prices of new manufactured and modular homes. Average selling prices declined as a result of depressed appraisal values, consumer demand for smaller, less expensive homes, and a 91% increase in the number of single wide manufactured homes sold. The decrease in financial services net revenues reflects a decline in the average consumer loans balance from $190.3 million in the first quarter of fiscal 2010 to $175.0 million in the first quarter of fiscal 2011 resulting from the normal amortization and prepayment of loans.

Gross Profit. In the first quarter of fiscal 2011, gross profit decreased to 22.0% of net sales, or $18.6 million, from 23.4% of net sales, or $19.3 million in the first quarter of fiscal 2010. Gross profit for the factory-built housing segment decreased to 17.0% of net sales in the first quarter of fiscal 2011 from 18.4% in the first quarter of fiscal 2010. The decline in factory-built housing gross profit is primarily the result of a spike early in the quarter in raw material costs and consumer demand for lower priced homes, which have slightly lower margins. This decline was offset by an increase in the internalization rate from 74% in the first quarter of fiscal 2010 to 77% in the first quarter of fiscal 2011. Gross profit for the financial services segment decreased $0.1 million in the first quarter of fiscal 2011 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $20.5 million, or 24.3% of net sales, in the first quarter of fiscal 2011 from $24.4 million, or 29.6% of net sales, in the first quarter of fiscal 2010. Of this $3.8 million decrease, $4.4 million related to the factory-built housing segment and was offset by increases in general corporate expenses of $0.4 million and in financial services of $0.2 million. The decline in selling, general and administrative expenses for the factory-built housing segment resulted primarily from a reduction of approximately 25 less operating retail sales centers and one less manufacturing facility. The increase in general corporate expenses was primarily due to additional costs incurred for financial advisors to assist us in our restructuring plan.

Interest Expense. Interest expense decreased 15.3% to $4.2 million in the first quarter of fiscal 2011 from $5.0 million in the first quarter of fiscal 2010. Interest expense decreased by $0.8 million due to the warrants on the fiscal 2010 promissory notes and further by $0.3 million, $0.2 million and $0.2 million due to lower principal balances of convertible senior notes, securitized financings and floor plan payable, respectively. This decline was partially offset by interest expense on the new Virgo debt of $0.7 million.

Other Income. Other income increased 134.2% to $0.5 million in the first quarter of fiscal 2011 from $0.2 million in the first quarter of fiscal 2010. This increase is primarily due to an increase in income received from the sale of mortgages. CountryPlace sold 90 mortgages in the first quarter of fiscal 2011 as compared to 55 mortgages in the first quarter of fiscal 2010.

Income Tax Expense. Income tax expense was $0.1 million for the first quarter of fiscal 2011 as compared to $0.2 million for the first quarter of fiscal 2010. The expense recorded in these periods related to taxes payable in various states the Company does business. The Company recorded no federal income tax expense or benefit in these periods due to the availability of net operating loss carryforwards, which are not assured of realization.

Liquidity and Capital Resources

Cash and cash equivalents totaled $16.9 million at June 25, 2010, down $9.8 million from $26.7 million at March 26, 2010. Net cash provided by operating activities was $19,000 in the first quarter of fiscal 2011 as compared to $10.9 million in the first quarter of fiscal 2010. The essentially flat net cash provided by operating activities in the first quarter of fiscal 2011 resulted from a decrease in inventories, loan sales, and extended payables and was offset by an increase in receivables and restricted cash as well as operating losses.

Net cash used in investing activities was $0.2 million in the first quarter of fiscal 2011 as compared to $4.5 million provided by investing activities in the first quarter of fiscal 2010. Net cash used in investing activities in the first quarter of fiscal 2011 was primarily the result of $0.2 million resulting from purchases of property, plant and equipment. Net cash provided by investing activities in the first quarter of fiscal 2010 was primarily the result of $3.7 million in net cash received from the sale of investments and $0.8 million resulting from net disposals of property, plant and equipment.

Net cash used in financing activities was $9.7 million in the first quarter of fiscal 2011 as compared to $5.4 million in the first quarter of fiscal 2010. Net cash used in financing activities in the first quarter of fiscal 2011 was the result of $6.4 million used to pay down the floor plan facility, $4.0 million used for payments on securitized financings, $0.2 million used to repay the Virgo debt and is offset by $0.9 million in net proceeds from the construction lending line. Net cash used in the first quarter of fiscal 2010 was the result of $6.0 million used to pay down the floor plan facility and $5.2 million used for payments on securitized financings, which was offset by $4.5 million of proceeds received from notes payable to related parties and $1.2 million in proceeds from the construction lending line.

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

As of June 25, 2010, we were required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement. We were in compliance with these financial covenants as of June 25, 2010 and believe that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, we would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide us with a waiver or that we will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on our convertible senior notes described in Note 7.

Additionally, as of June 25, 2010, we were in an overadvanced position as we had a loan-to-collateral coverage ratio of 75% which exceeded the maximum requirement of 65% and resulted in our having an increased percentage of eligible inventory borrowed subject to the total credit line by $4.9 million. Although our agreement permits overadvances at the lender’s discretion, we are currently in discussions with Textron to approve this overadvance. There can be no guarantees that we will be successful in obtaining this approval. Textron could require us to repay the $4.9 million overadvance and declare an event of default and demand that the full amount of the facility be paid prior to maturity should we not make the payment.

In fiscal 2005, we issued $75.0 million aggregate principal amount of 3.25% Convertible Senior Notes due 2024 (the “Notes”) in a private, unregistered offering. Interest on the Notes is payable semi-annually in May and November. The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness. The note holders may require us to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies. For the first quarters of fiscal 2011 and 2010, the effect of converting the senior notes to 2.1 million shares of common stock, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share.

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

On January 29, 2010, through our subsidiary CountryPlace, we entered into an agreement for a $20 million secured term loan from entities managed by Virgo Investment Group LLC. The agreement provides an option for CountryPlace to exercise a subsequent commitment to borrow an additional $5.0 million, which expires on August 1, 2010. Currently, the Company does not expect CountryPlace to exercise the secondary commitment. The facility has a maturity date of January 29, 2014 and bears interest at an annual rate of the Eurodollar Rate plus 12%. The Eurodollar Rate cannot be less than 3.0% nor greater than 4.5%. The proceeds were used by CountryPlace to repay the intercompany indebtedness to us and we expect to use the proceeds for working capital and general corporate purposes.

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

For the quarter ended June 30, 2010, CountryPlace was in compliance with the financial covenants with a loan-to-value ratio of 0.34:1.

As a precedent to Virgo making the loan, the parties also agreed to create a special purpose vehicle (SPV) to hold certain mortgage loans as collateral. Under the agreement, CountryPlace transferred its right, title, and interest to certain manufactured housing installment sales contracts and mortgages, along with certain related property, to a newly created subsidiary, CountryPlace Mortgage Holdings, LLC (“Mortgage SPV”). On January 29, 2010, the transferred sales contracts and mortgages consist of $39.4 million of the overcollateralization on the 2005-1 and 2007-1 securitizations (Class X and R certificates), and $19.8 million of certain other mortgage loans held for investment that were not previously securitized.

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

As partial consideration for the loan with Virgo, we issued warrants to purchase up to an aggregate of 1,296,634 shares of our common stock at a purchase price of $2.1594 per share. These warrants contain an anti-dilution provision that prevents the warrant holder’s fully-diluted percentage interest in the Company from being diluted in the event that any of our convertible securities are converted into any other of our securities. The warrants also contain an anti-dilution provision that prevents the warrant holder from having its percentage ownership in our company diminished by more than

10% in the event that we issue additional securities, subject to certain exceptions. These anti-dilution provisions expire four years after the issuance of the warrants. For the first quarter of fiscal 2011, the effect of converting the warrants to common stock, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share.

Typically our wholesale customers pay within 15 days. During fiscal 2009, we began building barracks and other housing for the U.S. Government. These government contracts have longer payment periods, which have put pressure on our cash balance. In response to these cash pressures, on April 27, 2009, we issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of our common stock at a price of $3.14 per share, which was the closing price of the stock on April 24, 2009. The Black-Scholes-Merton method was used to value the warrants, which resulted in us recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010. The warrants were granted in connection with a loan made by the lenders to us of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between us and each of the lenders (collectively, the Promissory Notes). The proceeds were used for working capital purposes. The Promissory Notes were repaid in full on June 29, 2009. The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions. For the first quarters of fiscal 2011 and 2010, the effect of converting the warrants to common stock, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share. The Promissory Notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard’s common stock, which was later released upon repayment of the Promissory Notes.

Because future cash flows and the availability of financing, as well as covenant compliance, is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given that the combination of our cash on hand, net proceeds from the Virgo loan, floor plan financing, conforming mortgage sales, and other available borrowing alternatives will be adequate to support working capital, debt servicing and currently planned capital expenditure needs for the foreseeable future.

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

As of June 25, 2010, we were required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement. We were in compliance with these financial covenants as of June 25, 2010 and believe that covenant requirements under the amended Textron facility are achievable for the foreseeable future. However, in light of current market conditions, and because covenant compliance is dependent upon a number of factors, including prevailing economic and financial conditions and other factors beyond our control, no assurances can be given in this regard. Textron could also declare a loan violation due to a material adverse change, as defined in the agreement. Should a covenant violation occur, we would seek a waiver from Textron and consider any other available remedies. However, no assurances can be made that Textron would provide us with a waiver or that we will otherwise have available remedies and, if a loan violation were to occur and not be waived or remedied in accordance with the terms of the floor plan facility, Textron could declare an event of default and demand that the full amount of the facility be paid in full prior to maturity. Such a demand would result in, among other things, a cross default on our convertible senior notes described in Note 6.

Additionally, as of June 25, 2010, we were in an overadvanced position as we had a loan-to-collateral coverage ratio of 75% which exceeded the maximum requirement of 65% and resulted in our having an increased percentage of eligible inventory borrowed subject to the total credit line by $4.9 million. Although our agreement permits overadvances at the lender’s discretion, we are currently in discussions with Textron to approve this overadvance. There can be no guarantees that we will be successful in obtaining this approval. Textron could require us to repay the $4.9 million overadvance and declare an event of default and demand that the full amount of the facility be paid prior to maturity should we not make the payment.

Our significant debt obligations, or our incurrence of additional debt, could limit our flexibility in managing our business and could materially and adversely affect our financial performance.

We are highly leveraged. As of June 25, 2010, we had approximately $193 million of long-term indebtedness outstanding. In addition, under the Virgo credit agreement, CountryPlace is permitted to incur up to $4.8 million in additional debt, subject to certain limitations. Being so highly leveraged could have a material adverse effect on our business, financial condition, operating results, and ability to satisfy our obligations under our indebtedness.

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

Since March 2006, we have decreased the number of operating manufacturing plants by ten and decreased the number of retail sales centers we own by 61 to align current and expected regional demand. If the U.S. economy continues to slow, financial markets continue to decline, and more layoffs occur nationally, our realignment will not allow us to return to operating profitability and further cost savings and other measures will be required.

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

In the first quarter of fiscal 2011, approximately 44% of our net sales were generated in Texas and approximately 11% of our net sales were generated in Florida. While Texas has lagged the national recession to a certain extent, a further decline in the economy of Texas could have a material adverse effect on our results of operations as well.

We may have insufficient cash available to repurchase our convertible senior notes if a significant portion of the notes are put to us on the repurchase dates.

As of June 25, 2010, we had $53.8 million in principal that remains outstanding under our 3.25% Convertible Senior Notes due 2024 (the Notes). Holders of the 2024 Notes may require us to repurchase all or a portion of their 2024 Notes at 100% of their principal amount plus accrued and unpaid interest for cash on May 15, 2011, May 15, 2014 and May 15, 2019. We cannot guarantee that we will have sufficient funds or will be able to arrange for additional financing to pay the principal amount or purchase price due. In that case, our failure to purchase any tendered notes would constitute an event of default under the indenture, thereby requiring the Notes to become immediately due and payable.

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

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the first quarter of fiscal 2011, approximately 11% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations may be adversely affected.

Item 3.	Quantitive and Qualitative Disclosure About Market Risk

There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended March 26, 2010.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of June 25, 2010. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 25, 2010.

There has been no change to our internal control over financial reporting during the quarter ended June 25, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1.	Legal Proceedings – Not applicable

Item 2.	Unregistered Sales of Equity in Securities and Use of Proceeds – Not applicable

Item 3.	Defaults upon Senior Securities – Not applicable

Item 4.	[Reserved]

Item 5.	Other information – Not applicable

Item 6.	Exhibits

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2010

Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and Chief Financial Officer

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief Executive Officer