Form 10-K/A
period 2010-03-26
PALM HARBOR HOMES INC /FL/
filed 2010-08-13
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Amendment No. 1
to
FORM 10-K/A

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

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __  No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [__]  No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ✓ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ___                                           Accelerated filer ___                                  Non-accelerated filer___                                           Smaller reporting company ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___  No   ✓

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of September 26, 2009, was $32,515,711 based on the closing price on that date of the common stock as quoted on the Nasdaq Stock Market.  As of June 8, 2010, 22,980,093 shares of the registrant's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 26, 2010 to amend and supplement the following items of Part III of the Report to read in their entirety as follows:

ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	Principal Accountant Fees and Services

As a result of this amendment, we are also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K and are not updated or amended. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission, or SEC, subsequent to the filing of the Form 10-K.

PALM HARBOR HOMES, INC.

AMENDMENT No. 1
to
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended March 26, 2010

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Management

A brief biography of each person who serves as a director or executive officer follows below.

Larry H. Keener, Chairman of the Board of Directors since March 2005.  Director since 1995. Chief Executive Officer since June 1997 and President since June 1994. Chief Operating Officer from June 1994 to June 1997. Division President from June 1989 to May 1994. Director from 1980 to May 1994. Mr. Keener does not, and has not during the past five years, served on the Board of Directors of any other public company.  Age: 60.

William M. Ashbaugh, Director since 2007.  Vice President from August 2001 to July 2005 and Senior Vice President of Capital Southwest Corporation and Capital Southwest Venture Corporation since July 2005.  Managing Director of Hoak Breedlove Wesneski & Co. from April 1998 to August 2001.  Managing Director of Principal Financial Securities, Inc. from March 1997 to February 1998.  Managing Director of Southwest Securities from October 1995 to March 1997.  Director of the following private companies CMI Holding Company, Inc., Trax Technologies, Inc., Cinatra Clean Technologies, Inc. and iMemories, Inc.  Mr. Ashbaugh has not served on the Board of Directors of any other public company in the past five years.  Age: 55.

Frederick R. Meyer, Director since 1994.  Mr. Meyer serves as our lead independent director.  Since March 2005, Mr. Meyer has handled his personal portfolio.  Chairman of the Board of Aladdin Industries LLC from July 1985 to March 2005. President and Chief Executive Officer of Aladdin Industries LLC from October 1995 to May 1999 and from May 1987 to September 1994. President of Tyler Technologies, Inc. from July 1983 to December 1986.  Lead independent director of SWS Group, Inc.  Mr. Meyer has not served on the Board of Directors of  any other public company in the past five years.  Age: 82.

A. Gary Shilling, Director since 1995. President of A. Gary Shilling & Co., Inc., economic consultants since 1978.  Registered Investment Advisor since 2009.  Senior Vice President and Chief Economist of White, Weld & Co., Inc. from 1972 to 1978.  Mr. Shilling does not, and has not in the past five years, served on the Board of Directors of any other public company.  Age: 73.

Tim Smith, Director since 2008.  Trustee of the Sally Posey Trust since June 2009.  Independent executor of the estate of Lee Posey from February, 2008 to May 2010.  Managed his personal portfolio since 2005. President and Chief Executive Officer of DataSpan, Inc. (formerly known as Media Recovery, Inc.) from 2001 to 2005.  Vice President, Secretary and Treasurer of Capital Southwest Corporation from 1993-2001.  Mr. Smith does not and has not during the past five years, served on the Board of Directors of any other public company.  Age: 49.

W. Christopher Wellborn, Director since July 2005. President and Chief Operating Officer of Mohawk Industries, Inc. since November 2005. President of Dal-Tile, Inc. from March 2002 through October 2005.  Executive Vice President, Chief Financial Officer and Assistant Secretary of Dal-Tile, Inc. from August 1997 through March 2002.  Senior Vice President and Chief Financial Officer of Lenox, Inc. from June 1993 to August 1997.  Director of Mohawk Industries, Inc.  Mr. Wellborn has not served on the Board of Directors of any other public company in the past five years.  Age: 55.

John H. Wilson, Director since 1994.  President of U.S. Equity Corporation since 1983.  Director of Capital Southwest Corporation and Encore Wire Corporation.  Mr. Wilson has not served on the Board of Directors of any other public company in the past five years.  Age: 67.

Kelly Tacke has served as Executive Vice President since June 2005 and Chief Financial Officer since October 1993, and as Secretary since March 1997. From August 1979 through September 1993, Ms. Tacke was employed by PriceWaterhouseCoopers LLP where she most recently served as a Senior Audit Manager.

There is no family relationship between any of our directors or executive officers.

Skills and Qualifications of the Members of the Board of Directors.

Each of our board members brings to us a myriad of skills, education, experiences and qualifications that can be leveraged in order to benefit us and our shareholders.  Set forth below is a description of certain of such skills, experiences and/or qualifications associated with each member of the board.  The below listing does not include personal traits such as candor, integrity, time commitment or collegiality that are essential to a nominee's qualifications, nor does it contemplate independence issues that are evaluated separately.  The information below merely highlights certain notable traits of each board member that contributed to their selection as a member of our Board of Directors.

•
Larry H. Keener.  Mr. Keener brings to the Board of Directors strong leadership, extensive business and operating experience and tremendous knowledge of our company, as well as deep insights into and experiences within the manufactured housing industry.

•	William A. Ashbaugh. Our company and our board benefits from Mr. Ashbaugh's over 28 years financing experience in the investment banking and private equity industries.

•
Frederick R. Meyer. The diverse experiences of Mr. Meyer include his leadership position as Chairman, President and Chief Executive Officer of Aladdin Industries LLC, the maker of thermal products for consumers.  His experience and qualifications also includes serving on six public company boards, as well as a deep understanding of the financial and operational aspects of businesses.

•
Gary Shilling. As a world-renowned economist, Mr. Shilling offers us a valuable perspective on the ever-changing U.S. and global economies, consumer spending, the housing industry and the mortgage lending business.

•
Tim Smith.  We benefit from Mr. Smith's business and financial experiences acquired over 17 years of investing in and overseeing privately-held companies and managing (President and Chief Executive Officer) a data storage solution company.  Mr. Smith was licensed as a CPA in 1985.

•
W. Christopher Wellborn. As the Chief Operating Officer of Mohawk Industries, one of the two largest carpet manufacturers in the world and the former President and Chief Financial Officer of Dal-Tile, a subsidiary of Mohawk that is the largest ceramic tile manufacturer in the U.S., Mr. Wellborn brings to use a deep understanding of the financial and operational aspects of business.

•
John H. Wilson. Our company and Board of Directors benefit from the business experiences that Mr. Wilson acquired over      years of managing a private investment firm and serving on the boards of a publicly traded private equity firm since 1988 and a publicly-traded company that manufactures copper electrical building wire cable products since 1989.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our common stock, to file reports of holdings and transactions in our securities with the SEC and to furnish us with copies of all such reports.  Based solely upon a review of the reports furnished to us with respect to the 2010 fiscal year, we believe that all of our directors, executive officers and greater than 10% beneficial owners timely complied with all SEC filing requirements.

Committee Charters and Other Governance Materials

Our board has adopted a charter for each of our committees and a Code of Conduct for our managers.  All of these materials are available on our web site at www.palmharbor.com.  These materials are also available in print to any shareholder (at no cost) who requests them by submitting a written request to our corporate Secretary, Kelly Tacke, 15303 Dallas Parkway, Suite 800, Addison, Texas 75001.

Stockholder Proposals

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

The Audit Committee's primary responsibilities are to retain the Company's independent registered public accountants and to assist the Board's oversight of: (a) the quality and integrity of our financial statements and related internal controls over financial reporting; (b) our compliance with legal and regulatory requirements; (c) the independent registered public accountants' qualifications and independence; (d) the performance of our internal audit function and the independent registered public accountants; and (e) the accounting and financial reporting practices of the Company and audits of the Company's financial statements.  The Audit Committee Charter is available on the Company's website at www.palmharbor.com and is also available in print to any shareholder who requests a copy.  The audit committee met four times during fiscal 2010.

Any complaint regarding accounting, internal accounting controls or auditing matters should be mailed to the Chairman of the Palm Harbor Homes Audit Committee, c/o Craddock Reneker and Davis LLP, 3100 Monticello Avenue, Suite 550, Dallas, Texas 75205.  Written complaints may be submitted anonymously.

Financial Expertise and Financial Literacy

The Board of Directors has determined that Messrs. Smith, Wellborn and Wilson, members of our Audit Committee, satisfy the criteria adopted by the Securities and Exchange Commission to serve as "audit committee financial experts" and are independent directors, pursuant to the Securities Exchange Act of 1934 and The Nasdaq Stock Market Listing Standards.  In addition, the Board of Directors has determined that Messrs. Smith, Wellborn and Wilson, constituting all members of our Audit Committee, are financially literate within the meaning of The Nasdaq Stock Market Listing Standards.

Directors on Multiple Audit Committees

None of our directors serves on the audit committee of more than three public companies.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

Our Compensation Committee of the Board of Directors has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy.  The Compensation Committee ensures that the total compensation paid to our executive leadership team is fair and reasonable.  Generally, the types of compensation and benefits provided to members of the executive leadership team, including the named executive officers, are similar to those provided to other executive officers at other manufactured and site-built housing companies.  Throughout this Form 10-K/A, the two individuals who served as President and Chief Executive Officer and Executive Vice President and Chief Financial Officer during fiscal 2010, are referred to as the "named executive officers."  On April 27, 2010 and May 18, 2010, we met to determine fiscal 2011 salaries and guaranteed bonuses based upon fiscal 2010 performance.

Compensation Objectives and Philosophy

The Compensation Committee believes that most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals and one that is designed to align executives' interests with those of the shareholders by rewarding performance, with the ultimate objective of improving shareholder value.  The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executive of our peer companies.  To that end, the Compensation Committee believes executive compensation packages provided by us to our executives, including the named executive officers should include both cash and share-based compensation that reward performance.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes compensation decisions for our President and Chief Executive Officer.  Larry Keener, our Chief Executive Officer, annually reviews the performance of our Chief Financial Officer.  The conclusions reached and recommendations made by Mr. Keener are based on this review, including with respect to salary adjustments and annual bonus and equity award amounts, are presented to the Compensation Committee.  The Compensation Committee can exercise its discretion in modifying any recommended adjustment or award.

Peer Groups for Executive Compensation Purposes

In 2010, the Compensation Committee retained Towers Watson, an outside consulting firm, to assist it in considering the compensation for the named executive officers.  Towers Watson has not been retained by the company for any other services.

For executive compensation purposes, Towers Watson compared our compensation programs to the compensation programs of our homebuilding services peers.  As of April 23, 2010, the date of Towers Watson’s report to the Compensation Committee, the homebuilding services companies listed below comprise our industry peer group.  The information provided was based on 2009 compensation data.

Meritage Homes Corporation	Brookfield Homes Corporation
M.D.C. Holdings Inc.	Skyline Corporation
M/I Homes, Inc.	Cavco Industries Inc.

As of the end of the peer group’s most recent fiscal year, they had market caps ranging from $154 million to $1.5 billion.  Our market cap at the end of fiscal 2009 was $50 million.  The median revenue for the peer group was $475 million and our revenue was $409 million at the end of fiscal 2009.  The median peer group net income was $20 million and ours was a net loss of $26 million at the end of fiscal 2009.  The median asset amount was $850 million and ours was $412 million at the end of fiscal 2009.

Total Compensation

In setting compensation for our named executive officers, as well as senior management, the Compensation Committee focuses on total annual compensation.  For this purpose, total annual compensation consists of base salary, guaranteed quarterly cash bonuses and long-term equity incentive compensation.   In setting compensation, the Compensation Committee evaluates both the market data provided by Towers Watson, company performance and each officer’s performance.

Annual Cash Compensation

We pay our named executive officers commensurate with their experience and responsibilities.  Cash compensation for our Chief Executive Officer and our Chief Financial Officer for fiscal 2010 consisted of base salary, guaranteed quarterly bonus and stock option awards.

Base Salary.  Each of our named executive officers receives a base salary to compensate him or her for services performed during the year.  When determining the base salary for each of our named executive officers, the Committee considers the performance of the company, the executive officer’s individual performance and the experience of the executive officer in his or her position.  The consideration of company and individual performance is not based upon established criteria, but rather is based upon the Compensation Committee’s opinion of their performance.  Although in the Compensation Committee’s opinion, the performance of the two named executive officers exceeded the expectations of the committee, solely based on the performance of the company in fiscal 2010, no annual increase in base salary was granted to our named executive officers.  The Committee did, however, feel that given the efforts being made by our named executive officers to sustain the company in these tough economic times, no downward adjustment would be appropriate.  Our Chief Executive Officer's base salary remains at $300,000 and our Chief Financial Officer's salary remains at $170,000.  This base compensation ranks Mr. Keener at the 20th percentile ranking and Ms. Tacke at the 4th percentile ranking in the company’s  peer group established by Towers Watson.

Quarterly Bonus.  It is common practice in the manufactured housing industry to pay quarterly bonuses to management.  In order to keep the management team in place, the Compensation Committee feels strongly that it must follow industry practice.  Because of the low base salaries paid to our named executive officers, as compared to the company’s peer group, as well as to reward Mr. Keener and Ms. Tacke for their successes in obtaining a $20 million loan from the Virgo entities and obtaining a favorable amendment of the company’s floor plan financing with Textron Financial Corporation, the Compensation Committee paid Mr. Keener and Ms. Tacke a guaranteed quarterly bonus of $60,000 and $50,000, respectively during fiscal 2010.  These are the same bonuses paid to them in fiscal 2009.  No one factor was given greater weight when determining bonuses for the two named executive officers.   The $240,000 annual guaranteed bonus to Mr. Keener ranks him at the 69th percentile of his peer group for annual bonuses and Ms. Tacke’s $200,000 annual guaranteed bonus ranks her at the 59th percentile for her peer group for annual bonuses.  Considering both base salary and bonus, Mr. Keener’s total cash compensation places him at the 43rd percentile ranking and Ms. Tacke at the 33rd percentile ranking.

The Compensation Committee elected to guarantee the amount of the bonus because (i) our named executive officers receive a low base salary according to the Towers Watson report, (2) in order to offer competitive pay to our named executive officers, we believe it was necessary to pay them this additional compensation in order to retain them, (3) prior to fiscal 2007, quarterly bonuses were based solely on the company's profitability, but given the prolonged industry downturn, neither named executive officer would have received a bonus despite their significant contributions in keeping the company operating during these tough economic times.  At such time as the company is again profitable, the committee will review the guaranteed quarterly bonus program and make any adjustments in its compensation policies as it deems appropriate.

Long-Term Equity Incentive Compensation

We believe that stock-based incentive awards are the best way to align the interests of the executive officers with those of our shareholders.  Additionally, the Compensation Committee believed that to retain management, it needed to award stock options to its key officers and employees.  In fiscal  2010, Mr. Keener received non-qualified stock options to acquire 221,280 shares of common stock at $3.02 per share and Ms. Tacke received non-qualified stock options to acquire 110,640 shares of common stock at $3.02 per share.  The number of options awarded was based solely on the subjective opinion of the committee. The options were awarded prior to the engagement of Towers Watson by the Compensation Committee.  Using the Black-Scholes valuation method computed by Towers Watson, the total value of Mr. Keener’s and Ms. Tacke’s stock options on the date granted was $133,506 (total over fair market value three years, $400,517) and $66,753 (total fair value over the three years, $200,258), respectively.  Based upon our peer group, Mr. Keener’s and Ms. Tacke’s awards rank them at the 44th and 40th percentile, respectively, with respect to stock option compensation awarded in fiscal 2010 for fiscal 2009 performance.

Perquisites and Other Personal Benefits

Mr. Keener receives a $6,000 annual car allowance and both of our named executive officers, like our other employees, received matching contributions with respect to 401(k) retirement savings plans.  The 401(k) retirement savings plan employer matching contribution was suspended on January 1, 2010.  Executive officers are also eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability and accidental death and dismemberment insurance, in each case on the same basis as other employees.

Policy Regarding Recoupment of Compensation

If we are required to restate our financial results due to material noncompliance with financial reporting requirements under the securities laws as a result of misconduct by an executive officer, applicable law permits us to recover incentive compensation from that executive officer (including profits realized from the sale of our securities).  In such a situation, the Board of Directors would exercise its business judgment to determine what action it believes is appropriate.  Action may include recovery or cancellation of any bonus or incentive payments made to an executive during a period of fraudulent activity or a material misstatement of financial results if the Board determines that such recovery or cancellation is appropriate due to intentional misconduct by the executive officer that resulted in performance targets of  the company being achieved that would not have been achieved absent such misconduct.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation paid by us for the fiscal year ended March 26, 2010 to our Chief Executive Officer and our other named executive officer who received a total annual salary and bonus in excess of $100,000 in fiscal  2010.

SUMMARY COMPENSATION

Name	Fiscal Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(3)	Total
Larry H. Keener Chairman of the Board and Chief Executive Officer	2010 2009 2008	$300,000 300,000 300,000	$240,000 265,000 200,000	-- -- --	$400,517 -- --	$946,517 571,000 506,000
Kelly Tacke Executive Vice President, Chief Financial Officer and Secretary	2010 2009 2008	$170,000 170,000 170,000	$200,000 225,000 180,000	$ 4,970 35,000 32,982	$200,258 -- --	$575,228 465,000 415,964

________________
(1)   "Bonus" refers to quarterly incentive cash payments that are not performance based.
(2)  The amounts reported for stock awards represent the full grant date fair value of the awards based upon the closing price of the stock on the grant date.  The number of shares awarded was based on the subjective determination of the Compensation Committee based upon our CEO's recommendation.
(3)   The amounts reported for option awards represent the full grant date fair value of the stock option awards granted in fiscal 2010 in accordance with the accounting guidance on share-based payments.

FISCAL 2010 GRANTS OF PLAN-BASED AWARDS

The following table summarizes grants of stock options in fiscal 2010.  Stock option awards granted in fiscal 2010 recognized fiscal 2009 and the first and second quarter fiscal 2010 performance.

		Estimated Future Payments Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Larry Keener	9-18-09	-0-	-0-	-0-	--	--	$3.02	$400,517
Kelly Tacke	9-18-09	-0-	-0-	-0-	--	--	$3.02	$200,258
_____
(1)   The amounts reported represent the aggregate grant date fair value of stock options granted to named executive officers calculated in accordance with the accounting guidance on share-based payments.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table lists all outstanding stock option and restricted stock awards as of March 26, 2010 for our two named executive officers.  No stock options or restricted stock have been transferred by them to any other person, trust or entity.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights ($)
Larry Keener	--	--	221,280	$3.02	9-8-19	--	--	--	--
Kelly Tacke	--	--	110,640	$3.02	9-8-19	--	--	--	--

FISCAL 2010 OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information with respect to the stock held by the named executive officers that vested during the fiscal year ended March 26, 2010.  No options vested or were exercisable by our two named executive officers in fiscal 2010.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1)

Kelly Tacke	2,288(2)	$4,622
________________
(1)  The value realized on vesting was determined by multiplying the number of shares that vested by the closing price of the shares on the vesting date.
(2)  The shares were awarded to Ms. Tacke in 2008.  The number of shares was subjectively determined by the Compensation Committee after consultation with our CEO.

Compensation Arrangements

Our Chairman Emeritus, Lee Posey, died on February 29, 2008.  Pursuant to the compensation agreement we had with Mr. Posey, Mr. Posey would have received $100,000 per year for his services to our Company for the eight years from July 1, 2005 through June 30, 2013.  In accordance with the agreement, Mr. Posey’s beneficiary will receive payments in the same amount and frequency from March 1, 2008 to June 30, 2013.

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers and each of our directors, requiring us to indemnify such persons against judgments, claims, damages, losses and expenses incurred as a result of the fact that such officer or director, in his or her capacity as such, is made or threatened to be made a party to any suit or proceeding, to the maximum extent permitted by Florida law. The indemnification agreements provide for the advancement of expenses to such officers and directors in connection with any such suit or proceeding.

FISCAL 2010 DIRECTOR COMPENSATION

Mr. Keener, our Chairman of the Board and Chief Executive Officer receives no additional compensation for serving as a director.  Our other six directors are independent and are compensated for their service as a director as described below.

Annual Retainer.  All non-employee directors receive an annual cash retainer of $20,000.  The board's annual retainer has not been increased since 2005.

Meeting Compensation.  All non-employee directors receive $2,500 per board meeting attended and $500 for each committee meeting attended.

The following table summarizes the compensation of the non-employee directors for fiscal 2010.  Our directors do not receive or have the option to receive equity compensation for their service.  We do not sponsor any pension or deferred compensation plans.  The only compensation paid to our directors is paid in cash.

Name	Fees Earned or Paid in Cash ($)

William M. Ashbaugh	$32,500
Frederick R. Meyer	31,000
A. Gary Shilling	31,000
Tim Smith	32,000
W. Christopher Wellborn	31,500
John H. Wilson	33,000

The Compensation Committee

The Compensation Committee: (a) oversees the design of our compensation and benefits programs; (b) oversees the policies of the Company relating to compensation of our executives and makes recommendations to the board regarding the compensation of our executive officers and other key executives; (c) produces a report on executive compensation for inclusion in our Annual Report or Proxy Statement; and (d) oversees the development and implementation of succession plans for the Chief Executive Officer and other key executives.

The Compensation Committee is composed entirely of independent members of the Board who are "outside directors" for purposes of Section 162(m) of the Internal Revenue Code and "non-employee directors" for purposes of Section 16 of the Securities Exchange Act of 1934. The Compensation Committee Report is set forth on page 13 of this Form 10-K/A. The Compensation Committee Charter is available on the Company’s website at www.palmharbor.com and is also available in print to any shareholder who requests a copy.  The Compensation Committee, held three meetings during the 2010 fiscal year.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is now, or was during fiscal 2010 or any time prior thereto, an officer or employee. No member of the Compensation Committee had any relationship with us or any of our subsidiaries during fiscal 2010 pursuant to which disclosure would be required under applicable rules of the Securities and Exchange Commission pertaining to the disclosure of transactions with related persons. None of our executive officers currently serves or has served in the past on the Board of Directors or compensation committee of another company at any time during which an executive officer of such other company served on our Board of Directors or Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE

The committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully Submitted, Compensation Committee William M. Ashbaugh, Chairman W. Christopher Wellborn A. Gary Shilling

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our shares of common stock as of March 26, 2010 [confirm date] by (1) each person known by us to own beneficially more than 5% of our outstanding common stock, (2) each current director and each nominee for director, (3) each executive officer named in the "Summary Compensation Table," and (4) all current directors and named executive officers as a group. Unless otherwise indicated, the shares listed in the table are owned directly by the individual or entity, or by both the individual and the individual's spouse. Except as otherwise noted, the individual or entity had sole voting and investment power as to shares shown or, in the case of the individual, the voting power is shared with the individual's spouse.

Certain of the shares listed below are deemed to be owned beneficially by more than one shareholder under SEC rules.  Unless otherwise indicated, the address of each person listed below is c/o Palm Harbor Homes, Inc., 15303 Dallas Parkway, Suite 800, Addison, Texas 75001.

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Sally Posey	2,054,507	8.9%

Sally Posey Trust	2,054,507(12)	8.9%

Capital Southwest Corporation and Capital Southwest Venture Corporation 12900 Preston Road, Suite 700 Dallas, Texas 75230	7,855,121	34.2%

Royce & Associates, LLC 1414 Avenue of the Americas New York, New York 10019	340,207(2)	1.5%

Dimensional Fund Advisors LP 1414 Avenue of the Americas New York, New York 10019	1,350,789(3)	5.9%

T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	1,222,914(4)	5.3%

Wells Fargo & Company Wells Fargo Management Incorporated Wells Fargo Funds Management, LLC 420 Montgomery Street San Francisco, California 94163	1,965,147(5)	8.6%

Barclays Global Investors, NA Barclays Global Fund Advisors Barclays Global Investors, Ltd. Barclays Global Investors Japan Limited Barclays Global Investors Canada Limited Barclays Global Investors Australia Limited Barclays Global Investors (Deutschland) AG 400 Howard Street San Francisco, California 94105	1,122,381(6)	4.9%

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Virgo Investment Group LLC Virgo Redwood, LP Virgo Magnolia, LP Virgo Sierra, LP Virgo Willow, LP Jesse Watson 667 Madison Avenue, F111 New York, NY 10065	1,296,634(7)	5.6%

Larry H. Keener	425,760(8)	1.9%

Kelly Tacke	59,500(9)	*

William M. Ashbaugh	--(10)	*

Frederick R. Meyer	205,116(11)	*

Tim Smith	3,406(12)	*

A. Gary Shilling	49,024(13)	*

W. Christopher Wellborn	50,000	*

John H. Wilson	10,000(14)	*

All directors and executive officers as a group (10 persons)	802,806	3.5%

*	Beneficial ownership of less than 1% of the class is omitted.
(1)	The information contained in this table with respect to common stock ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Securities Exchange Act of 1934.
(2)
The address and number of shares of our common stock beneficially owned by Royce & Associates, LLC are based on the Schedule 13G filed by Royce with the Securities and Exchange Commission on February 3, 2009.  According to the filing, Royce had sole voting and dispositive power with respect to the 340,207 shares.

(3)
The address and number of shares of our common stock beneficially owned by Dimensional Fund Advisors LP are based on the Schedule 13G/A filed by Dimensional with the SEC on February 8, 2010.  According to the filing, Dimensional describes a relationship with others but did not affirm the existence of a group and disclaimed beneficial ownership of the shares.  Dimensional has sole voting power for 1,327,461 shares and sole dispositive power with for 1,350,789 shares.

(4)
The address and number of shares of our common stock beneficially owned by T. Rowe Price Associates, Inc. are based on the Schedule 13G filed by T. Rowe with the SEC on February 11, 2010.  According to the filing, T. Rowe has sole voting power for 97,971 shares and sole dispositive power for 1,222,914 shares.

(5)
The address and number of shares of our common stock beneficially owned by the Wells Fargo entities are based on the Schedule 13G/A filed by them with the SEC on January 25, 2010.  According to the filing: (a) Wells Fargo & Company has sole voting power for 2,879,145 shares and sole dispositive power for 2,931,920 shares; (b) Wells Capital Management Incorporated has sole voting power for 913,998 shares and sole dispositive power for 2,867,092 shares; and (c) Wells Fargo Funds Management, LLC has sole voting power for 1,965,147 shares and sole dispositive power for 64,828 shares.

(6)
The address and number of shares of our common stock beneficially owned by the Barclays entities are based on the Schedule 13G/A filed by them with the SEC on February 3, 2009. According to the filing: (a) Barclays Global Investors, NA has sole voting power for 343,381 shares and sole dispositive power for 343,421 shares; and (b) Barclays Global Fund Advisors has sole voting and dispositive power for 778,960 shares.

(7)
The number of shares represents shares that may be acquired upon exercise of warrants granted to the Virgo entities.  The address and number of shares of our common stock that may be acquired upon exercise of the warrants by the Virgo entities are based on the Schedule 13G filed by them with the SEC on February 8, 2010.  According to the filing: (a) Virgo Investment Group LLC has shared voting and dispositive power for 1,296,634 shares; (b) Virgo Redwood LP has shared voting and dispositive power for 987,998 shares; (c) Virgo Magnolia, LP has shared voting and dispositive power for 87,389 shares; (d) Virgo Sierra, LP has shared voting and dispositive power for 62,542 shares; (e) Virgo Willow, LP has shared voting and dispositive power for 158,705 shares and (f) Jesse Watson has shared voting and dispositive power for 1,296,634.

(8)	Includes an aggregate of 122,270 shares owned by Mr. Keener's spouse and three daughters, over which shares he exercises voting and investment power.
(9)	Pledged as collateral for a loan.
(10)
Mr. Ashbaugh is Senior Vice President of Capital Southwest Corporation and Capital Southwest Venture Corporation which are our principal shareholders.  Mr. Wilson is a member of the Board of Directors of Capital Southwest Corporation and Capital Southwest Venture Corporation.  Mr. Ashbaugh and Mr. Wilson may be deemed to share voting and investment power with respect to the shares of common stock beneficially owned by Capital Southwest Corporation and Capital Southwest Venture Corporation.  Mr. Ashbaugh and Mr. Wilson each have disclaimed beneficial ownership of such shares.

(11)	Includes 48,829 shares owned by a family partnership over which Mr. Meyer exercises voting and investment power.
(12)
Mr. Smith is the trustee of the Sally Posey Trust which beneficially owns 2,054,507 shares of common stock.  Mr. Smith owns 3,406 shares of common stock in his individual capacity.  Mr. Smith has disclaimed beneficial ownership of the 2,054,507 shares held by the Sally Posey Trust.

(13)	Includes 31,132 shares owned by a family partnership over which Dr. Shilling exercises voting and investment power.
(14)
Mr. Wilson is a member of the Board of Directors of Capital Southwest Corporation and Capital Southwest Venture Corporation, both of which are our principal shareholders.  Mr. Ashbaugh is an executive officer of both corporations.  Mr. Wilson and Mr. Ashbaugh may be deemed to share voting and investment power with respect to the shares of common stock beneficially owned by Capital Southwest Corporation and Capital Southwest Venture Corporation. Mr. Wilson and Mr. Ashbaugh have disclaimed beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

On an annual basis, each director and executive officer is required to complete a questionnaire which requires disclosure of any transactions the director or executive officer, or their immediate family members, may have with us in which the director or executive officer, or their immediate family members, has a direct or indirect material interest. The Audit Committee, which is responsible for reviewing and approving any related party transactions, considers the responses in the questionnaires and other information regarding potential relationships between us and the directors and executive officers. In determining whether to approve or disapprove a related-person transaction, our Audit Committee considers all transactions on a case-by-case basis and weighs all material factors, including, but not limited to, the extent of the related person’s interest in the transaction, the availability (if applicable) of other sources of comparable financing, products or services, the terms of the transaction compared to the terms of a similar unaffiliated transaction, the benefit to us or the best interests of our shareholders, whether the transaction would interfere with the objectivity and independence of any related person’s judgment or conduct in fulfilling his/her duties to us, and the aggregate value of the transaction.

On Monday, April 27, 2009, we issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Leroy Posey, Deceased (which was subsequently transferred to the Sally Posey Trust) (collectively, the "Lenders"), to purchase up to an aggregate of 429,939 shares of our common stock at a price of $3.14 per share which was the closing price of our common stock on The Nasdaq National Stock Exchange on Friday, April 24, 2009.  The warrants were granted in connection with a loan made by the Lenders to us of an aggregate of $4,500,000 pursuant to Senior Subordinated Secured Promissory Notes between us and each of the Lenders.  Capital Southwest Venture Corporation, which holds more than 5% of our outstanding stock, loaned $3,000,000 and received warrants to purchase up to 286,625 shares of common stock.  Sally Posey, who holds more than 5% of our outstanding stock, loaned $750,000 and received warrants to purchase up to 71,657 shares of common stock.  The Estate of Leroy Posey, Deceased, which held more than 5% of our outstanding stock, loaned $750,000 and received warrants to purchase up to 71,657 shares of common stock.  All of the notes were repaid on June 29, 2009.

The interest rate for the notes was computed monthly on the amount advanced from the date of the issuance of the notes at a fluctuating rate of the lesser of (a) the maximum non-usurious rate of interest permitted by whichever of applicable federal or Texas laws permits the higher interest rate or (b) the Three Month LIBOR Rate plus 2%.

Independence of Directors

Our Board of Directors has determined that each of the following directors is independent within the meaning of our independence standards, which reflect exactly SEC and Nasdaq Stock Market Director Independence Standards, as currently in effect: Messrs. Ashbaugh, Meyer, Shilling, Smith, Wellborn and Wilson.  The board has determined that Mr. Keener, who is our employee, is not independent within the meaning of The Nasdaq Stock Market Director Independence Standards.  Furthermore, the board has determined that the members of each of the governance, audit and compensation committees have no material relationship with us (either directly as a partner, shareholder or officer of an organization that has a relationship with us) and is independent within the meaning established by The Nasdaq Stock Market.  None of our non-management directors receives any fees from us other than  those received in his capacity as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP (“E&Y”), our independent registered public accountants for the audit of our annual financial statements for fiscal years 2009 and 2010, and fees billed for other services rendered by E&Y.

Aggregate E&Y fees for the fiscal years ended March 26, 2010 and March 27, 2009 were:

	Fiscal 2010	Fiscal 2009
Audit Fees	$916,500	$1,079,100
Audit Related Fees (1)	55,000	55,000
Tax Fees (2)	--	16,500
All Other Fees	--	--
Total Fees	$971,500	$1,150,600
________________
(1)Fees related to employee benefit plans and certain other governmental procedures.
(2)Consultations on various tax matters.

In accordance with its charter, the Audit Committee approves in advance all audit and non-audit services to be provided by E&Y. In other cases, the Chairman of the Audit Committee has the delegated authority from the committee to pre-approve certain additional services, and such pre-approvals are communicated to the full committee at its next meeting.  During fiscal year 2010, all non-audit services were pre-approved by the Audit Committee in accordance with this policy.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.  The exhibits to this report required to be filed pursuant to Item 15 (b) are listed below.

Exhibit No.	Description

31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
____________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized on August 12, 2010.

PALM HARBOR HOMES, INC.

/s/ Larry H. Keener
Larry H. Keener, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Larry H. Keener	Chairman of the Board, Director and Chief Executive Officer	August 12, 2010
Larry H. Keener	(Principal Executive Officer)

/s/ Kelly Tacke	Executive Vice President-Finance, Chief Financial Officer and Secretary	August 12, 2010
Kelly Tacke	(Principal Financial and Accounting Officer)