Form 10-Q
period 2010-09-24
PALM HARBOR HOMES INC /FL/
filed 2010-11-15
CIK 923473

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2010

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

Shares of common stock $.01 par value, outstanding on November 15, 2010: 22,974,626.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 24,	March 26,
	2010	2010
	(Unaudited)

Assets
Cash and cash equivalents	$9,547	$26,705
Restricted cash	15,655	16,330
Investments	15,505	16,041
Trade receivables	17,679	18,533
Consumer loans receivable, net	168,887	176,143
Inventories	57,579	60,303
Assets held for sale	5,788	6,538
Prepaid expenses and other assets	8,923	9,909
Property, plant and equipment, net	24,608	27,251
Total assets	$324,171	$357,753

Liabilities and shareholders’ equity
Accounts payable	$23,657	$20,713
Accrued liabilities	34,165	39,987
Floor plan payable	34,006	42,249
Construction lending lines	4,926	3,890
Securitized financings	114,201	122,494
Virgo debt, net	18,195	18,518
Convertible senior notes, net	51,918	50,486
Total liabilities	281,068	298,337

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value	239	239
Additional paid-in capital	70,180	69,919
Retained (deficit) earnings	(13,277)	3,389
Treasury shares	(13,980)	(13,949)
Accumulated other comprehensive loss	(59)	(182)
Total shareholders’ equity	43,103	59,416
Total liabilities and shareholders’ equity	$324,171	$357,753

See accompanying notes.

  PALM HARBOR HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009

Net sales	$66,299	$74,797	$150,644	$157,218
Cost of sales	50,587	56,784	116,339	119,881
Selling, general and administrative expenses	23,059	24,657	43,606	49,035
Loss from operations	(7,347)	(6,644)	(9,301)	(11,698)

Interest expense	(4,573)	(4,054)	(8,777)	(9,018)
Other income	1,060	211	1,594	439
Loss before income taxes	(10,860)	(10,487)	(16,484)	(20,277)

Income tax (expense) benefit	(80)	91	(182)	(97)

Net loss	$(10,940)	$(10,396)	$(16,666)	$(20,374)

Net loss per common share – basic and diluted	$(0.48)	$(0.45)	$(0.73)	$(0.89)

Weighted average common shares outstanding –
basic and diluted	22,975	22,875	22,975	22,875

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Six Months Ended
	September 24,	September 25,
	2010	2009

Operating Activities
Net loss	$(16,666)	$(20,374)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,515	2,854
Provision for credit losses	2,678	1,496
Non-cash interest expense	1,432	1,982
(Gain) loss on disposition of assets	(158)	624
Impairment of property, plant and equipment	1,866	-
(Gain) loss on sale of loans	(1,246)	77
Provision for stock based compensation	230	-
(Gain) loss on sale of investments	(107)	159
Changes in operating assets and liabilities:
Restricted cash	675	1,054
Trade receivables	854	2,688
Consumer loans originated	(24,757)	(18,166)
Principal payments on consumer loans originated	6,995	6,954
Proceeds from sales of consumer loans	23,586	17,236
Inventories	2,724	11,196
Prepaid expenses and other assets	363	1,163
Accounts payable and accrued expenses	(2,921)	4,056
Net cash (used in) provided by operating activities	(1,937)	12,999

Investing Activities
Net (purchases) disposals of property, plant and equipment	(160)	909
Purchases of investments	(1,265)	(1,023)
Sales of investments	2,027	5,348
Net cash provided by investing activities	602	5,234

Financing Activities
Net payments on floor plan payable	(8,243)	(4,851)
Net proceeds from construction lending line	1,036	882
Payments on Virgo debt	(323)	-
Payments on securitized financings	(8,293)	(9,314)
Net cash used in financing activities	(15,823)	(13,283)

Net (decrease) increase in cash and cash equivalents	(17,158)	4,950
Cash and cash equivalents at beginning of period	26,705	12,374
Cash and cash equivalents at end of period	$9,547	$17,324

See accompanying notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation in conformity with U.S. generally accepted accounting principles. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. The condensed consolidated financial statements should be read in conjunction with the more detailed audited financial statements for the fiscal year ended March 26, 2010 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Results of operations for any interim period are not necessarily indicative of results to be expected for the remainder of the current fiscal year or for any future period.

During fiscal 2011, the Company's efforts have been focused on managing liquidity, primarily cash generation and preservation through the continued execution of restructuring initiatives and targeted asset sale programs implemented in fiscal 2010. However, the general U.S. economic downturn, an industry-wide lack of available external financing and an oversupply of competitive site-built homes has continued to have a significant adverse effect on the factory-built industry overall, and the Company's factory-built housing operations and cash flows specifically, and may continue to have a significant adverse effect in the future. The accompanying unaudited financial statements and related disclosures have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and extinguishment of liabilities in the normal course of business.  The Company’s cash and cash equivalents decreased $17.2 million in the first six months of fiscal 2011 and the Company has incurred losses from operations since fiscal 2007 including a $9.3 million loss from operations for the first six months of 2011.  These factors, coupled with the default under the Company’s Textron facility described below and in Note 6, and related cross-default considerations, raise substantial doubt as to the Company’s ability to continue as a going concern.

The balance sheet at March 26, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

General Business Environment

The Company’s cash and cash equivalents decreased $17.2 million in the first six months of fiscal 2011, and the Company has incurred losses from operations since fiscal 2007.  In addition, the current prolonged slump in the factory-built housing industry and the continued general economic downturn have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future.  These factors, coupled with the default under its Textron facility described below and in Note 6, and related cross-default considerations, raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company, as of September 24, 2010, is in default under three provisions in its amended floor plan financing facility with Textron Financial Corporation because the Company failed to reduce its outstanding borrowings under the facility to $32 million, it exceeded the maximum permissible loan-to-collateral coverage ratio at September 24, 2010 of 62% by having a ratio of approximately 70% and the Company has sold approximately $4.0 million of homes, which funds should have been paid to Textron but were not paid.  Although Textron has the right to declare all sums due and owing under  the facility, the Company has continuously obtained a limited waiver of the defaults from Textron.  If Textron does not grant the Company a new waiver upon expiration or earlier termination of the waiver, Textron may declare all sums due to Textron to be immediately due and payable.  If that occurs, the Company will not have sufficient funds to retire the Textron debt.  An event of default under the Textron loan documents and the acceleration of the loan by Textron will cause a cross-default under the Indenture (the “Indenture”) governing the Company’s 3.25% Convertible Senior Notes due 2024 (the "Notes"); however, the Indenture provides for a 30-day cure period.  If the Company is unable to cure the payment default, all sums due and owing on the Notes would become immediately due and payable.  The Company does not have the sufficient funds to retire the Notes.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the event of an acceleration of the Textron facility and the Notes, it is highly unlikely that the Company could borrow or otherwise raise the needed funds, and as a result, it would be forced to seek protection under U.S. bankruptcy laws.

The Company continues to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure its indebtedness with Textron.  However, as of September 24, 2010, targeted asset sales have been largely unsuccessful, and the Company has not been successful at renegotiating the Textron facility and the Notes or generating cash resources adequate to retire or sufficiently reduce its indebtedness.  There can be no assurance that the Company will be successful in its efforts to restructure its outstanding debt and if it is not successful, it will need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

The Company is actively engaged in discussions with third parties that have expressed interest in refinancing its debt, making an investment in or acquiring it or certain of its assets, both within a bankruptcy court proceeding and outside the bankruptcy process. Any such investment outside the bankruptcy process, would, at a minimum, result in significant dilution to the Company’s existing shareholders.  Any investment in, or sale of, the Company through the bankruptcy process would extinguish its equity and the holders of its common stock would likely lose their entire investment in the Company.

New Accounting Pronouncement

On July 21, 2010, the Financial Accounting Standards Board (FASB) issued a final Accounting Standards Update (ASU) that requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. Entities with financing receivables will be required to disclose, among other things (i) a rollforward of the allowance for credit losses, (ii) credit quality information such as credit risk scores or external credit agency ratings, (iii) impaired loan information, (iv) modification information, and (v) nonaccrual and past due information.  Public entities are required to adopt all of the ASU’s provisions related to disclosures of financing receivables as of the end of a reporting period (e.g., credit quality information, impaired loan information) for interim or annual reporting periods ending on or after December 15, 2010. The financing receivables disclosures related to activity that occurs during a reporting period (e.g., the rollforward of the allowance for credit losses and the modification disclosures) are required to be adopted by public entities for interim or annual reporting periods beginning on or after December 15, 2010.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.      Inventories

Inventories consist of the following (in thousands):

	September 24,	March 26,
	2010	2010

Raw materials	$6,278	$4,927
Work in process	2,849	4,085
Finished goods at factory	944	1,324
Finished goods at retail	47,508	49,967
	$57,579	$60,303

Inventories are pledged as collateral with Textron.  See Note 6.

3.      Investments

The following tables summarize the Company’s available-for-sale investment securities as of September 24, 2010 and March 26, 2010 (in thousands):

	September 24, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and Government Agencies	$1,473	$96	$-	$1,569
Mortgage-backed securities	4,311	294	-	4,605
States and political subdivisions	1,241	46	-	1,287
Corporate debt securities	4,450	389	-	4,839
Marketable equity securities	3,195	151	(141)	3,205
Total	$14,670	$976	$(141)	$15,505

	March 26, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and Government Agencies	$1,724	$69	$-	$1,793
Mortgage-backed securities	5,232	268	(4)	5,496
States and political subdivisions	1,240	17	(7)	1,250
Corporate debt securities	4,455	325	-	4,780
Marketable equity securities	2,674	97	(49)	2,722
Total	$15,325	$776	$(60)	$16,041

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 24, 2010 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable equity securities	$880	$(139)	$100	$(2)	$980	$(141)
Total	$880	$(139)	$100	$(2)	$980	$(141)

The following table shows the gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 26, 2010 (in thousands):

	Less than 12 months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$485	$(4)	$-	$-	$485	$(4)
States and political subdivisions	533	(7)	-	-	533	(7)
Marketable equity securities	665	(43)	116	(6)	781	(49)
Total	$1,683	$(54)	$116	$(6)	$1,799	$(60)

During the first six months of fiscal 2011, none of the Company’s available-for-sale equity securities were determined to be other-than-temporarily impaired.  During the first six months of fiscal 2010, 11 of the Company’s available-for-sale equity securities with a total carrying value of $0.4 million were determined to be other-than-temporarily impaired and a realized loss of $0.1 million was recorded in the Company’s consolidated statements of operations.

The Company's investments (through its wholly-owned subsidiary, Standard Casualty Company) in marketable equity securities consist of investments in common stock of bank trust and insurance companies and public utility companies ($1.4 million of the total fair value and $3,000 of the total unrealized losses) and industrial companies ($1.8 million of the total fair value and $139,000 of the total unrealized losses).  Based on the Company's ability and intent to hold the investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider the investments to be other-than-temporarily impaired at September 24, 2010.  Because of state laws governing insurance companies, these investments cannot be liquidated for the benefit of the Company and must be maintained solely for the benefit of Standard Casualty.

The amortized cost and fair value of the Company’s investment securities held for the benefit of Standard Casualty at September 24, 2010, by contractual maturity, are shown in the table below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized	Fair
	Cost	Value
Due in less than one year	$1,228	$1,250
Due after one year through five years	6,203	6,746
Due after five years	4,044	4,304
Marketable equity securities	3,195	3,205
Total investment securities available-for-sale	$14,670	$15,505

Realized gains and losses from the sale of securities are determined using the specific identification method.  Gross gains realized on the sales of investment securities for the first six months of fiscal 2011 and 2010 were approximately $121,000 and $256,000, respectively.  Gross losses were approximately $14,000 and $415,000 for the first six months of fiscal 2011 and 2010, respectively.

4.      Restricted Cash

Restricted cash consists of the following (in thousands):

	September 24,	March 26,
	2010	2010
Cash pledged as collateral for outstanding insurance programs and surety bonds	$9,417	$9,917
Cash related to customer deposits held in trust accounts	813	2,496
Cash related to CountryPlace customers' principal and interest payments on the loans that are securitized	5,425	3,917
	$15,655	$16,330

5.      Consumer Loans Receivable and Allowance for Loan Losses

Consumer loans receivable, net, consists of the following (in thousands):

	September 30,	March 31,
	2010	2010
Consumer loans receivable held for investment	$170,830	$179,549
Consumer loans receivable held for sale	2,294	558
Construction advances on non-conforming mortgages	4,076	4,148
Deferred financing costs, net	(4,596)	(5,096)
Allowance for loan losses	(3,717)	(3,016)
Consumer loans receivable, net	$168,887	$176,143

The allowance for loan losses and related additions and deductions to the allowance during the six months ended September 30, 2010 and September 30, 2009 are as follows (in thousands):

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended
	September 30,	September 30,
	2010	2009
Allowance for loan losses, beginning of period	$3,016	$5,800
Provision for credit losses	2,678	1,496
Loans charged off, net of recoveries	(1,977)	(2,320)
Allowance for loan losses, end of period	$3,717	$4,976

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

CountryPlace’s Acceptance Corporation's policy is to place loans on nonaccrual status when either principal or interest is past due and remains unpaid for 120 days or more.  In addition, it places loans on nonaccrual status when there is a clear indication that the borrower has the inability or unwillingness to meet payments as they become due.  Payments received on nonaccrual loans are accounted for on a cash basis, first to interest and then to principal.  Upon determining that a nonaccrual loan is impaired, interest accrued and the third uncollected receivable prior to identification of nonaccrual status is charged to the allowance for loan losses.  At September 30, 2010, (the end of CountryPlace's second quarter) CountryPlace’s management was not aware of any potential problem loans that would have a material adverse effect on loan delinquency or charge-offs.  Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing.  The following table sets forth the amounts and categories of CountryPlace’s non-performing loans and assets as of CounryPlace's quarter ended September 30, 2010 and CountryPlace's prior year ended March 31, 2010 (dollars in thousands):

	September 30,	March 31,
	2010	2010
Non-performing loans:
Loans accounted for on a nonaccrual basis	$962	$1,219
Accruing loans past due 90 days or more	843	594
Total nonaccrual and 90 days past due loans	1,805	1,813
Percentage of total loans	1.04%	1.01%
Other non-performing assets (1)	1,215	1,566
Troubled debt restructurings	509	1,268

(1) Consists of land and homes acquired through foreclosure, which are carried at the lower of carrying value or fair value less estimated selling expenses.

Beginning in fiscal 2009, CountryPlace modified loans to retain borrowers with good payment history.  These modifications were considered to represent credit concessions due to borrowers’ loss of income and other repayment matters impacting these borrowers.  CountryPlace modified the payments or rates for approximately $0.3 million and $0.6 million of loans for the six months ended September 30, 2010 and September 30, 2009, respectively.  These loans are not reflected as non-performing loans but as troubled debt restructurings.

Loan contracts secured by collateral that is geographically concentrated could experience higher rates of delinquencies, default and foreclosure losses than loan contracts secured by collateral that is more geographically dispersed.  CountryPlace has loan contracts secured by factory-built homes located in the following key states as each of CountryPlace's quarter ended September 30, 2010 and CountryPlace's prior year ended March 31, 2010:

	September 30,	March 31,
	2010	2010

Texas	43.4%	43.2%
Arizona	6.5	6.3
Florida	6.8	6.6
California	2.1	2.1

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The States of California, Florida and Arizona, and to a lesser degree Texas, have experienced economic weakness resulting from the decline in real estate values.  The risks created by these concentrations have been considered by CountryPlace’s management in the determination of the adequacy of the allowance for loan losses.  No other states had concentrations in excess of 10% of the principal balance of the consumer loans receivable as of September 30, 2010 or March 31, 2010.  Management believes the allowance for loan losses is adequate to cover estimated losses at September 30, 2010.

6.      Floor Plan Payable

The Company has an agreement with Textron Financial Corporation for a floor plan facility. This facility is used to finance a portion of the new home inventory at its retail sales centers and is secured by the Company’s assets, excluding CountryPlace assets.  The advance rate for the facility is 90% of manufacturer’s invoice and the maturity date is the earlier of June 30, 2012 or one month prior to the date of the first repurchase option for the holder of the Company’s convertible senior notes. If the note repurchase dates are not renegotiated, the Textron loan will mature on April 15, 2011.  The facility contains certain provisions that the Company must comply with in order to borrow against the facility.  As of September 24, 2010, the Company was required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement.  The Company was in compliance with these financial covenants as of September 24, 2010.

As of September 24, 2010, the Company was in default of three provisions under its amended floor plan financing facility with Textron Financial Corporation because the Company failed to reduce its outstanding borrowings under the facility to $32 million, it exceeded the maximum permissible loan-to-collateral coverage ratio at September 24, 2010 of 62% by having a ratio of approximately 70% and the Company sold approximately $4.0 million of homes, which funds should have been paid to Textron but were not paid to Textron.  The Company has continuously obtained a waiver of the defaults from Textron.  If Textron does not grant the Company a new waiver upon expiration or earlier termination of the then existing waiver, Textron has the right to declare an event of default and all sums due to Textron shall become immediately due and payable.  If that occurs, the Company will not have sufficient funds to retire the Textron debt.

An event of default under the Textron loan documents and the acceleration of the loan by Textron will cause a cross-default under the Indenture governing the Notes; however, the Indenture provides for a 30-day cure period.  If the Company is unable to cure the default, all sums due and owing on the Notes would become immediately due and payable.  The Company does not have the funds sufficient to retire the Notes.

In the event of an acceleration of the Textron facility and the Notes, it is highly unlikely that the Company could borrow or otherwise raise the needed funds, and as a result, it would be forced to seek protection under U.S. bankruptcy laws.

The Company continues to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure its indebtedness with Textron.  However, to date, targeted asset sales have been largely unsuccessful, and the Company has not been successful at renegotiating the Textron facility or the Notes or generating cash resources adequate to retire or sufficiently reduce this indebtedness.  There can be no assurance that the Company will be successful in its efforts to restructure its outstanding debt, and if it is not successful, it will need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 24, 2010, the Company was actively engaged in discussions with third parties that expressed interest in refinancing the Company’s debt, making an investment in or acquiring the Company both pursuant to a bankruptcy court proceeding and outside the bankruptcy process.  While the outcome of these discussions is uncertain, any such investment outside the bankruptcy process, would at a minimum result in significant dilution to the Company’s existing shareholders.  Any investment in, or sale of, the Company through the bankruptcy process would extinguish its equity and the holders of its common stock would likely lose their entire investment in the Company.

7.      Debt Obligations

In fiscal 2005, the Company issued $75.0 million aggregate principal amount of Notes in a private, unregistered offering.  Interest on the Notes is payable semi-annually in May and November.  The Notes are senior, unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and senior indebtedness.  The Noteholders may require the Company to repurchase all or a portion of their Notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any.  Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of the Company’s common stock upon the satisfaction of certain conditions and contingencies.  For the first six months of fiscal 2011 and 2010, the effect of converting the Notes to 2.1 million shares of common stock was anti-dilutive, and was, therefore, not considered in determining diluted earnings per share.

The liability component related to the Notes is being amortized through May, 2011 and is reflected in the condensed consolidated balance sheets as of September 24, 2010 and March 26, 2010 as follows (in thousands):

	September 24,	March 26,
	2010	2010

Principal amount of the liability component	$53,845	$53,845
Unamortized debt discount	(1,927)	(3,359)
Convertible senior notes, net	$51,918	$50,486

Interest expense related to the Notes for the first six months of fiscal 2011 and 2010 totaled $2.1 million and $2.3 million, respectively, of which $1.4 million and $1.2 million, respectively, represented amortization of the debt discount at an effective interest rate of 9.11%.

Given the Company’s rapidly declining availability of cash, the Company did not make its November 15, 2010 interest payment to the Noteholders, which  is an event of default under the Indenture governing the Notes. If the Company fails to cure such default within 30 days, all sums due and owing on the Notes will be immediately due and payable.  It is unlikely that the Company would have sufficient funds to retire the Notes.  An event of default under the Indenture and an acceleration of the Notes would cause a cross-default under the Textron loan documents.  See Note 6.

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

On January 29, 2010, the Company, through its subsidiary CountryPlace, entered into an agreement for a $20 million secured term loan from entities managed by Virgo Investment Group LLC.  The agreement provides an option for CountryPlace to exercise a secondary commitment to borrow an additional $5.0 million, which expired on August 1, 2010.  The facility has a maturity date of January 29, 2014 and bears interest at an annual rate of the Eurodollar Rate plus 12%.  The Eurodollar Rate cannot be less than 3.0% nor greater than 4.5%.  The proceeds were used by CountryPlace to repay the intercompany indebtedness to the Company and the Company used the proceeds for working capital and general corporate purposes.

The agreement also contains financial covenants that must be complied with by CountryPlace.  CountryPlace shall not incur capital expenditures exceeding $300K in any fiscal year; and the maximum amount of the Virgo loan divided by the value of the collateral securing the loan shall not exceed the ratios below for more than three consecutive months during the applicable periods:

Time Period	Maximum Loan-to-Value Ratio
Twelve Months Ended 2/1/2011	0.36:1
Twelve Months Ended 2/1/2012	0.35:1
Twelve Months Ended 2/1/2013	0.34:1
Twelve Months Ended 2/1/2014	0.33:1

For its fiscal quarter ended September 30, 2010, CountryPlace was in compliance with the financial covenants with a loan-to-value ratio of 0.33:1.

As a condition to Virgo making the loan, the parties also agreed to create a special purpose vehicle (SPV) to hold certain mortgage loans as collateral.  Pursuant to the agreement, at the time of the agreement was executed CountryPlace transferred its right, title, and interest to certain manufactured housing installment sales contracts and mortgages, along with certain related property, to a newly created subsidiary, CountryPlace Mortgage Holdings, LLC (“Mortgage SPV”). On January 29, 2010, the transferred sales contracts and mortgages consisted of $39.4 million of the overcollateralization on the 2005-1 and 2007-1 securitizations (Class X and R certificates), and $19.8 million of certain other mortgage loans held for investment that were not previously securitized.

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

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A change of control of CountryPlace, whether through the bankruptcy of the Company or otherwise, would cause an event of default under the Virgo loan documents, which would give Virgo the right to declare the debt immediately due and payable.  If that occurred, and Virgo refused to waive the default, there can be no assurance that CountryPlace would have sufficient funds to satisfy the debt.

As partial consideration for the loan with Virgo, the Company issued warrants to purchase up to an aggregate of 1,296,634 shares of the Company’s common stock at a purchase price of $2.1594 per share.  These warrants contain an anti-dilution provision that prevents the warrant holder’s fully-diluted percentage interest in the Company from being diluted in the event that any convertible securities of the Company, including the Notes, are converted into shares of common stock of the Company.  The warrants also contain an anti-dilution provision that prevents the warrant holder from having its percentage ownership in the Company diminished by more than 10% in the event that the Company issues additional securities, subject to certain exceptions.  These anti-dilution provisions expire in January 2014.  For the first six months of fiscal 2011, the effect of converting the warrants to common stock was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share.

On April 27, 2009, the Company issued warrants to each of Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) to purchase up to an aggregate of 429,939 shares of common stock of the Company at a price of $3.14 per share, which was the closing price of the Company’s common stock on April 24, 2009.  The Black-Scholes method was used to value the warrants, which resulted in the Company recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010.  The warrants were granted in connection with a loan made by the lenders to the Company of an aggregate of $4.5 million pursuant to senior subordinated secured promissory notes between the Company and each of the lenders (collectively, the  Promissory Notes).  The proceeds were used for working capital purposes.  The Promissory Notes were repaid in full on June 29, 2009.  The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions.  For the first quarter of fiscal 2011 and 2010, the effect of converting the warrants to common stock, was anti-dilutive and, therefore, was not considered in determining diluted earnings per share.  The Promissory Notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard Casualty Company's common stock.

8.      Other Comprehensive Loss

The difference between net loss and total comprehensive loss for the three months ended September 24, 2010 and September 25, 2009 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009

Net loss	$(10,940)	$(10,396)	$(16,666)	$(20,374)
Unrealized gain on available-for-sale investments, net of tax	63	144	77	1,162
Amortization of interest rate hedge	23	23	46	46
Comprehensive loss	$(10,854)	$(10,229)	$(16,543)	$(19,166)

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Commitments and Contingencies

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

The accrued product warranty obligation is classified as accrued liabilities in the condensed consolidated balance sheets. The following table summarizes the accrued product warranty obligations at September 24, 2010 and September 25, 2009 (in thousands):

	Six Months Ended
	September 24,	September 25,
	2010	2009

Accrued warranty balance, beginning of period	$1,593	$2,972
Net warranty expense provided	2,756	3,079
Cash warranty payments	(2,828)	(3,474)
Accrued warranty balance, end of period	$1,521	$2,577

11.       Fair Value Measurements

The book value and estimated fair value of the Company’s financial instruments are as follows (dollars in thousands):

	September 24, 2010		March 26, 2010
	Book	Estimated Fair	Book	Estimated Fair
	Value	Value	Value	Value
Cash and cash equivalents (1)	$9,547	$9,547	$26,705	$26,705
Restricted cash (1)	15,655	15,655	16,330	16,330
Investments (2)	15,505	15,505	16,041	16,041
Consumer loans receivables (3)	173,124	160,838	180,107	175,934
Floor plan payable (1)	34,006	34,006	42,249	42,249
Construction lending line (1)	4,926	4,926	3,890	3,890
Convertible senior notes, net (2)	51,918	34,460	50,486	36,076
Securitized financings (4)	114,201	104,870	122,494	120,019
Virgo debt, net (5)	18,195	16,831	18,518	18,213

(1)       The fair value approximates book value due to the instruments’ short term maturity.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)       The fair value is based on market prices.
(3)
Includes consumer loans receivable held for investment and held for sale.  The fair value of the loans held for investment is based on the discounted value of the remaining principal and interest cash flows.  The fair value of the loans held for sale approximates book value since the sales price of these loans is known as of September 30, 2010.

(4)	The fair value is estimated using recent transactions of factory-built housing asset-backed securities.
(5)	The fair value is estimated based on the remaining cash flows discounted at the implied yield when the transaction was closed.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no level 3 securities at the end of the second quarter ended September 24, 2010.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 24, 2010
	Total	Level 1	Level 2	Level 3

Securities issued by the U.S. Treasury and Government Agencies (1)	$1,569	$-	$1,569	$-
Mortgage-backed securities (1)	4,605	-	4,605	-
Securities issued by states and political subdivisions (1)	1,287	-	1,287	-
Corporate debt securities (1)	4,839	-	4,839	-
Marketable equity securities (1)	3,205	3,205	-	-
Other non-performing assets (2)	1,215	-	1,215	-

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of March 26, 2010
	Total	Level 1	Level 2	Level 3

Securities issued by the U.S. Treasury and Government Agencies (1)	$1,793	$-	$1,793	$-
Mortgage-backed securities (1)	5,496	-	5,496	-
Securities issued by states and political subdivisions (1)	1,249	-	1,249	-
Corporate debt securities (1)	4,780	-	4,780	-
Marketable equity securities (1)	2,722	2,722	-	-
Other non-performing assets (2)	1,566	-	1,566	-

(1)	Unrealized gains or losses on investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)	Consists of land and homes acquired through foreclosure.

No significant transfers between Level 1 and Level 2 occurred during the six months ended September 24, 2010.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	As of September 24, 2010				Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)

Long-lived assets held for sale (1)	$1,050	$-	$1,050	$-	$(750)
Long-lived assets held for use (2)	$2,293	-	2,293	-	(1,116)

(1)
Long-lived assets held for sale with a carrying amount of $1.8 million were written down to their fair value of $1.1 million, resulting in a loss of $0.8 million, which was included in loss from operations for the period.

(2)
Long-lived assets held for use with a carrying amount of $3.4 million were written down to their fair value of $2.3 million, resulting in a loss of $1.1 million, which was included in loss from operations for the period.

The Company records impairment losses on long-lived assets held for sale when the fair value of such long-lived assets is below their carrying values.  During the quarter ended September 24, 2010, the Company recorded approximately $0.8 million in impairment charges on assets held for sale.  The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  During the quarter ended September 24, 2010, the Company recorded approximately $1.1 million in impairment charges on assets held for use, primarily related to write-downs of land held at closed retail locations. These impairment charges related to the factory-built housing segment and are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.   Business Segment Information

The Company operates principally in two segments: (1) factory-built housing, which includes manufactured housing, modular housing and retail operations and (2) financial services, which includes finance and insurance. The following table details net sales and income (loss) from operations by segment for the three and six months ended September 24, 2010 and September 25, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
Net Sales
Factory-built housing	$57,659	$65,539	$133,305	$138,928
Financial services	8,640	9,258	17,339	18,290
	$66,299	$74,797	$150,644	$157,218

Income (loss) from operations
Factory-built housing	$(2,945)	$(6,077)	$(3,224)	$(10,091)
Financial services	2,603	4,294	6,132	8,144
General corporate expenses	(7,005)	(4,861)	(12,209)	(9,751)
	$(7,347)	$(6,644)	$(9,301)	$(11,698)

Interest expense	$(4,573)	$(4,054)	$(8,777)	$(9,018)
Other income	1,060	211	1,594	439
Loss before income taxes	$(10,860)	$(10,487)	$(16,484)	$(20,277)

13.	Income Taxes

During the six month periods ended September 24, 2010 and September 25, 2009, the Company recorded no federal income tax expense or benefit due to the availability of net operating loss carryforwards, which are not assured of realization. Tax expense recorded in these periods related to taxes payable in various states in which the Company does business. The Company expects to record no federal income tax expense or benefit for the remainder of fiscal 2011, as it is uncertain whether the Company is assured of realization of benefits associated with its net operating loss carryforwards.

14.	Stock Incentive Plan

Effective July 22, 2009, the Palm Harbor Homes, Inc. 2009 Stock Incentive Plan (the “Plan”) was adopted.  The Plan allows for the issuance of up to 1,844,000 shares of common stock to the Company’s employees and outside directors in the form of non-statutory stock options, incentive stock options and restricted stock awards.  As of September 24, 2010, the Company has granted options twice under the Plan.  On May 18, 2010, the Company granted options for 129,080 shares at an exercise price equal to the market price of the Company’s common stock as of the date of grant ($2.76 per share), and on September 8, 2009, the Company granted options for 1,217,040 shares at an exercise price equal to the market price of the Company's common stock as of the date of grant ($3.02 per share).  Such options have a 10 year term and vest over five years of service. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

PALM HARBOR HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15.	Subsequent Events

On October 15, 2010, we retained Alvarez & Marsal to provide consulting services in connection with our restructuring efforts.

As of November 15, 2010, we remain in default under our Textron floor plan facility as follows:

•	the loan-to-collateral coverage ratio is at approximately 70% rather than the now required 60%;
•	the borrowing under the facility is at $33.8 principal amount rather than the required $32 million; and
•	we sold homes and should have remitted approximately $6.76 million to Textron but instead the funds were used to build additional homes for sale to the public.

; provided, however, we have a limited waiver of default through November 19, 2010. The limited waiver automatically extends through November 26, 2010, if (1) the aggregate amount of homes sold but as to which funds have not been remitted to Textron does not exceed $7.5 million, and (2) we have aggregate finished goods inventory equal to $46.75 million or less.

On November 15, 2010, an interest payment of approximately $900,000 is due to the holders of our Notes. We did not make this payment to the Note holders, which is an event of default under the Indenture.  We have 30 days to cure such default.  If we do not cure the default, the Notes become immediately due and payable.

If we seek protection under the U.S. bankruptcy law and a change of control of Palm Harbor Homes, Inc. occurs, it will cause an event of default under the Virgo loan, giving Virgo the right to call the loan immediately due and payable by CountryPlace and its subsidiaries.

We are continuing to actively pursue all strategic alternatives available to us, which at November 15, 2010, is primarily focused on obtaining debtor-in-possession financing and a sale of the Company’s assets facilitated through the filing of a Chapter 11 petition under U.S. bankruptcy laws.

PART I.  Financial Information

Item 1.    Financial Statements

See pages 1 through 17.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We are one of the nation's leading manufacturers and marketers of factory-built homes. We market nationwide through vertically integrated operations, encompassing manufactured and modular housing, financing and insurance. As of September 24, 2010, we operated eight manufacturing facilities that sell homes through 54 company-owned retail sales centers and builder locations and approximately 135 independent retail dealers, builders and developers. Through our subsidiary, CountryPlace Acceptance Corporation, we currently offer conforming mortgages primarily to purchasers of factory-built homes sold by company-owned retail sales centers and certain independent retail dealers, builders and developers. The loans originated through CountryPlace are sold to investors. We provide property and casualty insurance for owners of manufactured homes through our subsidiary, Standard Casualty.

During fiscal 2011, our efforts have been focused on managing its liquidity, primarily cash generation and preservation through the continued execution of restructuring initiatives and targeted asset sale programs implemented in fiscal 2010. However, the general U.S. economic downturn, an industry-wide lack of available external financing and an oversupply of competitive site-built homes has continued to have a significant adverse effect on the factory-built industry overall, and our factory-built housing operations and cash flows specifically, and may continue to have a significant adverse effect in the future. Our cash and cash equivalents decreased $17.3 million in the first six months of fiscal 2011 and we have incurred losses from operations since fiscal 2007 including a $9.3 million loss from operations for the first six months of fiscal 2011.  These factors, coupled with the defaults under our Textron facility described below and in Note 6, and related cross-default considerations, raise substantial doubt as to our ability to continue as a going concern.

As of November 15, 2010, we were in default under three provisions under our amended floor plan financing facility with Textron Financial Corporation because we failed to reduce our outstanding borrowings under the facility to $32 million (currently at $34 million), we have exceeded the maximum permissible loan-to-collateral coverage ratio (currently 60%) by having a ratio of approximately 70% and we have sold approximately $6.76 million of homes, which funds should have been paid to Textron but were not paid to Textron; however, we have obtained a waiver of the defaults from Textron through November 19, 2010. The waiver automatically extends through November 26, 2010 if we have aggregate finished goods inventory equal to $46.75 million or less and the aggregate amount of homes sold but as to which funds have not been remitted to Textron does not exceed $7.5 million. If Textron does not grant us a new waiver upon expiration or earlier termination of the existing waiver, Textron has the right to declare an event of default and all sums due and owing to Textron shall become immediately due and payable.  If that occurs, we will not have sufficient funds to retire the Textron debt.

An event of default under the Textron loan documents and the acceleration of the loan by Textron will cause a cross-default under the Indenture governing our Notes. We did not make the November 15, 2010 interest payment due on the Notes, thereby causing an event of default on the Notes. However, the Indenture provides for a 30-day cure period.  If we are unable to cure the payment default, all sums due and owing on the Notes would become immediately due and payable.  We do not have the funds sufficient to retire the Notes.

In the event of an acceleration of the Textron facility and the Notes, it is highly unlikely that we could borrow or otherwise raise the needed funds, and as a result, we would be forced to seek protection under U.S. bankruptcy laws.

We continue to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure our indebtedness with Textron.  However, to date, targeted asset sales have been largely unsuccessful, and we have not been successful at renegotiating the Textron facility or the Notes or generating cash resources adequate to retire or sufficiently reduce this indebtedness.  There can be no assurance that we will be successful in our efforts to restructure our outstanding debt and if we are not successful, we will need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

We are actively engaged in discussions with third parties that have expressed interest in refinancing our debt, making an investment in or acquiring our company both pursuant to a bankruptcy court proceeding and outside the bankruptcy process.  As of November 15, 2010, our efforts are primarily centered around obtaining debtor-in-possession financing and a sale of the Company’s assets facilitated through the filing of a chapter 11 petition under U.S. bankruptcy laws. Any investment in, or sale of, our company through the bankruptcy process would extinguish our equity and the holders of our common stock would likely lose their entire investment in our company.

Outlook

As of November 15, 2010, our efforts are primarily centered around abtaining debtor-in-possession financing and a sale of the Company’s assets facilitated through the filing of a chapter 11 petition under U.S. bankruptcy laws.

Results of Operations

The following table sets forth certain items of the Company’s condensed consolidated statements of operations as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3	75.9	77.2	76.3
Gross profit	23.7	24.1	22.8	23.7
Selling, general and administrative expenses	34.8	33.0	29.0	31.2
Loss from operations	(11.1)	(8.9)	(6.2)	(7.5)
Interest expense	(6.9)	(5.4)	(5.8)	(5.7)
Other income	1.6	0.3	1.0	0.3
Loss before income taxes	(16.4)	(14.0)	(11.0)	(12.9)
Income tax (expense) benefit	(0.1)	0.1	(0.1)	(0.1)
Net loss	(16.5)%	(13.9)%	(11.1)%	(13.0)%

The following table summarizes certain key sales statistics as of and for the three and six months ended September 24, 2010 and September 25, 2009.

	Three Months Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
Homes sold through company-owned retail sales centers and builder locations	495	596	1,217	1,176
Homes sold to independent dealers, builders and developers	223	170	418	319
Total new factory-built homes sold	718	766	1,635	1,495
Average new manufactured home price - retail	$63,000	$67,000	$66,000	$68,000
Average new manufactured home price - wholesale	$43,000	$51,000	$46,000	$53,000
Average new modular home price - retail	$162,000	$168,000	$159,000	$168,000
Average new modular home price - wholesale	$73,000	$73,000	$72,000	$74,000
Number of company-owned retail sales centers at end of period	51	74	51	74
Number of company-owned builder locations at end of period	3	4	3	4

Three Months Ended September 24, 2010 Compared to Three Months Ended September 25, 2009

Net Sales.  Net sales decreased 11.4% to $66.3 million in the second quarter of fiscal 2011 from $74.8 million in the second quarter of fiscal 2010.  Factory-built housing net sales decreased $7.9 million while financial services net revenues decreased $0.6 million.  The decrease in factory-built housing net sales is primarily due to a 6.3% decrease in the total number of factory-built homes sold coupled with decreases in the average selling prices of new manufactured and modular homes.  Average selling prices declined as a result of depressed appraisal values, consumer demand for smaller, less expensive homes, and a 13.5% increase in the number of single wide manufactured homes sold.  The decrease in financial services net revenues reflects a decline in the average consumer loans balance from $186.6 million in the second quarter of fiscal 2010 to $171.3 million in the second quarter of fiscal 2011 resulting from the normal amortization and prepayment of loans.

Gross Profit.  As a percentage of net sales, gross profit decreased slightly to 23.7% from 24.1% in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. In dollars, gross profit decreased to $15.7 million in the second quarter of fiscal 2010 from $18.0 million in the second quarter of fiscal 2010.  Gross profit for the factory-built housing segment increased to 18.6% of net sales in the second quarter of fiscal 2011 from 18.0% in the second quarter of fiscal 2010.  The increase in factory-built housing gross profit is primarily the result of improved manufacturing efficiencies, a decline in material costs and the completion of the first phase of the Fort Hood military project, which has higher margins than our typical residential business.  This increase was offset by a decrease in the internalization rate from 75% in the second quarter of fiscal 2010 to 68% in the second quarter of fiscal 2011.  Gross profit for the financial services segment decreased $1.2 million in the second quarter of fiscal 2011 primarily due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $23.1 million, or 34.8% of net sales, in the second quarter of fiscal 2011 from $24.7 million, or 33.0% of net sales, in the second quarter of fiscal 2010. Of this $1.6 million decrease, $3.4 million related to the factory-built housing segment and was offset by increases in general corporate expenses of $1.4 million and in financial services of $0.4 million.  The decline in selling, general and administrative expenses for the factory-built housing segment resulted primarily from a reduction of approximately 24 less operating retail sales centers and one less manufacturing facility.  The increase in general corporate expenses was primarily due to the writedown to fair market value of certain property, plant and equipment, additional legal and administrative expenses incurred for financial advisors to assist us in our restructuring plan and increased insurance reserves.  The increase in financial services expenses was primarily due to additional expenses resulting from CountryPlace originating Ginnie Mae loans.

Interest Expense.  Interest expense increased 12.8% to $4.6 million in the second quarter of fiscal 2011 from $4.1 million in the second quarter of fiscal 2010.  Interest expense decreased by $0.2 million and $0.1 million due to lower principal balances of securitized financings and floor plan payable, respectively. This decline was offset by interest expense on the new Virgo debt of $0.8 million.

Other Income.  Other income increased 402.7% to $1.1 million in the second quarter of fiscal 2011 from $0.2 million in the second quarter of fiscal 2010.  This increase is primarily due to an increase in income received from the sale of mortgages.  CountryPlace sold 93 mortgages in the second quarter of fiscal 2011 as compared to 77 mortgages in the second quarter of fiscal 2010.

Income Tax (Expense) Benefit.  Income tax expense was $0.1 million for the second quarter of fiscal 2011 as compared to a benefit of $0.1 million for the second quarter of fiscal 2010.  The expense recorded in fiscal 2011 related to taxes payable in various states the Company does business. The benefit recorded in fiscal 2010 resulted from additional benefits for a reduction in Texas margin tax for prior tax years and was offset by taxes payable in various states the Company does business.  The Company recorded no federal income tax expense or benefit in these periods due to the availability of net operating loss carryforwards, which are not assured of realization.

Six Months Ended September 24, 2010 Compared to Six Months Ended September 25, 2009

Net Sales.  Net sales decreased 4.2% to $150.6 million in the first six months of fiscal 2011 from $157.2 million in the first six months of fiscal 2010.  Factory-built housing net sales decreased $5.6 million while financial services net revenues decreased $1.0 million.  The decrease in factory-built housing net sales is primarily due to decreases in the average selling prices of new manufactured and modular homes offset by a 9.4% increase in the total number of factory-built homes sold.  Average selling prices declined as a result of depressed appraisal values, consumer demand for smaller, less expensive homes and a 47.5% increase in the number of single wide manufactured homes sold.  The decrease in financial services net revenues reflects a decline in the average consumer loans balance from $187.9 million in the first six months of fiscal 2010 to $172.5 million in the first six months of fiscal 2011 resulting from the normal amortization and prepayment of loans.

Gross Profit.  In the first six months of fiscal 2011, gross profit decreased to 22.8% of net sales, or $34.3 million, from 23.7%, or $37.3 million in the first six months of fiscal 2010.  Gross profit for the factory-built housing segment decreased slightly to 17.7% of net sales in the first six months of fiscal 2011 from 18.2% in the first six months of fiscal 2010.  The decline in factory-built housing gross profit is primarily the result of a spike in raw material costs in the first quarter of fiscal 2011 and consumer demand for lower priced homes, which have slightly lower margins.  In addition, the internalization rate decreased from 74% in the first six months of fiscal 2010 to 73% in the first six months of fiscal 2011.  Gross profit for the financial services segment decreased $1.3 million in the first six months of fiscal 2011 due to decreased net revenues as explained above in the net sales section.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased to $43.6 million, or 29.0% of net sales, in the first six months of fiscal 2011 from $49.0 million, or 31.2% of net sales, in the first six months of fiscal 2010. Of this $5.4 million decrease, $7.8 million related to the factory-built housing segment and was offset by increases in general corporate expenses of $1.7 million and in financial services of $0.7 million.  The decline in selling, general and administrative expenses for the factory-built housing segment resulted primarily from a reduction of approximately 24 less operating retail sales centers and one less manufacturing facility.  The increase in general corporate expenses was primarily due to the writedown to fair market value of certain property, plant and equipment, additional legal and administrative expenses incurred for financial advisors to assist us in our restructuring plan and increased insurance reserves. The increase in financial services expenses was primarily due to additional expenses resulting from CountryPlace originating Ginnie Mae loans.

Interest Expense.  Interest expense decreased 2.7% to $8.8 million in the first six months of fiscal 2011 from $9.0 million in the first six months of fiscal 2010.  Interest expense decreased by $0.8 million due to the warrants on the fiscal 2010 promissory notes and further by $0.7 million, $0.4 million and $0.4 million due to lower principal balances of convertible senior notes, securitized financings and floor plan payable, respectively. This decline was partially offset by interest expense on the new Virgo debt of $1.5 million.

Other Income.  Other income increased 263.2% to $1.6 million in the first six months of fiscal 2011 from $0.4 million in the first six months of fiscal 2010.  This increase is primarily due to an increase in income received from the sale of mortgages.  CountryPlace sold 183 mortgages in the first six months of fiscal 2011 as compared to 128 mortgages in the first six months of fiscal 2010.

Income Tax (Expense) Benefit.  Income tax expense was $0.2 million for the first six months of fiscal 2011 as compared to $0.1 million for the first six months of fiscal 2010.  The expense recorded in these periods related to taxes payable in various states the Company does business. The Company recorded no federal income tax expense or benefit in these periods due to the availability of net operating loss carryforwards, which are not assured of realization.

Liquidity and Capital Resources

General

We generate cash for operations from sales of our factory-built homes.  Working capital requirements, including normal capital expenditures, are generally funded with cash from operations.

Our cash and cash equivalents decreased $17.3 million in the first six months of fiscal 2011, and we have incurred losses from operations since fiscal 2007.  In addition, the current prolonged slump in the factory-built housing industry and the continued general economic downturn have negatively impacted our results of operations and cash flows and may continue to do so in the future.  These factors, coupled with the default under our Textron facility described below and in Note 6, and related cross-default considerations, raise substantial doubt as to our ability to continue as a going concern.

We defaulted under three provisions of our amended floor plan financing facility with Textron Financial Corporation because we failed to reduce our outstanding borrowings under the facility to $32 million, we have exceeded the maximum permissible loan-to-collateral coverage ratio at September 24, 2010 of 62% by having a ratio of approximately 70% and we have sold approximately $4.0 million of homes, which funds should have been paid to Textron but were not paid.  We have obtained a waiver of the default from Textron through November 19, 2010.  If Textron does not grant us a new waiver upon expiration or earlier termination of the existing waiver, Textron has the right to declare an event of default and all sums due to Textron shall become immediately due and payable.  If that occurs, we will not have sufficient funds to retire the Textron debt.

An event of default under the Textron loan documents and the acceleration of the loan by Textron will cause a cross-default under the Indenture governing our Notes.  We did not make the November 15, 2010 interest payment thereby causing an event of default on the Notes. However, the Indenture provides for a 30-day cure period.  If we are unable to cure the payment default, all sums due and owing on the Notes would become immediately due and payable.  We do not have the funds sufficient to retire the Notes.

In the event of an acceleration of the Textron facility and the Notes, it is highly unlikely that we could borrow or otherwise raise the needed funds, and as a result, we would be forced to seek protection under U.S. bankruptcy laws.

We continue to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure our indebtedness with Textron.  However, to date, targeted asset sales have been largely unsuccessful, and we have not been successful at renegotiating the Textron facility or the Notes or generating cash resources adequate to retire or sufficiently reduce this indebtedness.  There can be no assurance that we will be successful in our efforts to restructure our outstanding debt, and if we are not successful, we will need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

We are actively engaged in discussions with third parties that have expressed interest in making an investment in or acquiring our company both pursuant to a bankruptcy court proceeding and outside the bankruptcy process.  Any such investment outside the bankruptcy process would, at a minimum, result in significant dilution to our existing shareholders.  Any investment in, or sale of, our company through the bankruptcy process would extinguish our equity and the holders of our common stock would likely lose their entire investment in our company.

Historical Results.

Cash and cash equivalents totaled $9.5 million at September 24, 2010, down $17.2 million from $26.7 million at March 26, 2010.  Net cash used in operating activities was $1.9 million in the first six months of fiscal 2011 as compared to $13.0 million provided by operating activities in the first six months of fiscal 2010.  During the first six months of fiscal 2011, net cash used in operating activities of $1.9 million resulted primarily from operating losses and decreases in accrued liabilities and was offset by extended payables and principal payments received on loans.  Decreases in accrued liabilities were the result of declines in customer deposits and deferred revenues.

Net cash provided by investing activities was $0.6 million in the first six months of fiscal 2011 as compared to $5.2 million in the first six months of fiscal 2010.  Net cash provided by investing activities in the first six months of fiscal 2011 was primarily the result of $0.8 million in net cash received from the sale of investments and is offset by $0.2 million from net purchases of property, plant and equipment.  Net cash provided by investing activities in the first six months of fiscal 2010 was primarily the result of $4.3 million in net cash received from the sale of investments and $0.9 million from net disposals of property, plant and equipment.

Net cash used in financing activities was $15.8 million in the first six months of fiscal 2011 as compared to $13.3 million in the first six months of fiscal 2010.  Net cash used in financing activities in the first six months of fiscal 2011 was the result of $8.2 million used to pay down the Textron floor plan facility, $8.3 million used for payments on securitized financings, $0.3 million used to repay the Virgo debt and is offset by $1.0 million in net proceeds from the construction lending lines.  Net cash used in the first six months of fiscal 2010 was the result of $4.9 million used to pay down the Textron floor plan facility and $9.3 million used for payments on securitized financings, and is offset by $0.9 million in proceeds from the construction lending lines.

We have an agreement with Textron Financial Corporation for a floor plan facility. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by our assets, excluding CountryPlace assets.  The advance rate for the facility is 90% of manufacturer’s invoice and the maturity date is the earlier of June 30, 2012 or one month prior to the date of the first repurchase option for the holder of our convertible senior notes. The facility contains certain provisions that we must comply with in order to borrow against the facility.  As of September 24, 2010, we were required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement.  We were in compliance with these financial covenants as of September 24, 2010.

We were in default under three provisions of our amended floor plan financing facility with Textron Financial Corporation because we failed to reduce our outstanding borrowings under the facility to $32 million, we have exceeded the maximum permissible loan-to-collateral coverage ratio at September 24, 2010 of 62% by having a ratio of approximately 70% and as of September 24, 2010, we have sold approximately $4.0 million of homes, which funds should have been paid to Textron but were not paid.  We have continuously obtained a waiver of these defaults from Textron.  If Textron does not grant us a new waiver upon expiration or earlier termination of the existing waiver, Textron has the right to declare an event of default and all sums due to Textron shall become immediately due and payable.  If that occurs, we will not have sufficient funds to retire the Textron debt.

An event of default under the Textron loan documents and the acceleration of the loan by Textron will cause a cross-default under the Indenture governing our Notes.  We did not make the November 15, 2010 interest payment on the Notes, thereby causing an event of default on the Notes. However, the Indenture provides for a 30-day cure period.  If we are unable to cure the payment default, all sums due and owing on the Notes would become immediately due and payable.  We do not have the funds sufficient to retire the Notes.

In the event of an acceleration of the Textron facility and the Notes, it is highly unlikely that we could borrow or otherwise raise the needed funds, and as a result, we would be forced to seek protection under U.S. bankruptcy laws.

We continue to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure our indebtedness with Textron.  However, to date, targeted asset sales have been largely unsuccessful, and we have not been successful at renegotiating the Textron facility or the Notes or generating cash resources adequate to retire or sufficiently reduce this indebtedness.  There can be no assurance that we will be successful in our efforts to restructure our outstanding debt and if we are not successful, we will need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

We are actively engaged in discussions with third parties that have expressed interest in making an investment in or acquiring our company both pursuant to a bankruptcy court proceeding and outside the bankruptcy process. Any such investment outside the bankruptcy process would, at a minimum result in significant dilution to our existing shareholders.  Any investment in, or sale of, our company through the bankruptcy process would extinguish our equity and the holders of our common stock would likely lose their entire investment in our company.

In fiscal 2005, we issued the Notes in a private, unregistered offering.  Interest on the Notes is payable semi-annually in May and November.  The Notes are senior, unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and senior indebtedness.  The note holders may require us to repurchase all or a portion of their notes for cash on May 15, 2011, May 15, 2014 and May 15, 2019 at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  Each $1,000 in principal amount of the Notes is convertible, at the option of the holder, at a conversion price of $25.92, or 38.5803 shares of our common stock upon the satisfaction of certain conditions and contingencies.  For the first six months of fiscal 2011 and 2010, the effect of converting the senior notes to 2.1 million shares of common stock, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share.

Given our rapidly declining availability of cash, we will not make our November 15,  2010 interest payment to the Noteholders, which will cause a default under the Indenture governing the Notes. If we fail to cure such default within 30 days, all sums due and owing on the Notes will be immediately due and payable.  We do not have sufficient funds to retire the Notes.  An event of default under the Indenture and an acceleration of the Notes will cause a cross-default under the Textron loan documents.

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

On January 29, 2010, through our subsidiary CountryPlace, we entered into an agreement for a $20 million secured term loan from entities managed by Virgo Investment Group LLC.  The agreement provides an option for CountryPlace to exercise a secondary commitment to borrow an additional $5.0 million, which expires on August 1, 2010.  The facility has a maturity date of January 29, 2014 and bears interest at an annual rate of the Eurodollar Rate plus 12%.  The Eurodollar Rate cannot be less than 3.0% nor greater than 4.5%.  The proceeds were used by CountryPlace to repay the intercompany indebtedness to us and we used the proceeds for working capital and general corporate purposes.

The agreement also contains financial covenants as to which CountryPlace must comply.  CountryPlace shall not incur capital expenditures exceeding $300K in any fiscal year; and the maximum amount of the Virgo loan divided by the value of the collateral securing the loan shall not exceed the ratios below for more than three consecutive months during the applicable periods:

Time Period	Maximum Loan-to-Value Ratio
Twelve Months Ended 2/1/2011	0.36:1
Twelve Months Ended 2/1/2012	0.35:1
Twelve Months Ended 2/1/2013	0.34:1
Twelve Months Ended 2/1/2014	0.33:1

For the quarter ended September 30, 2010, CountryPlace was in compliance with the financial covenants with a loan-to-value ratio of 0.33:1.

As a condition to Virgo making the loan, the parties also agreed to create a special purpose vehicle (SPV) to hold certain mortgage loans as collateral.  Under the agreement, CountryPlace transferred its right, title, and interest to certain manufactured housing installment sales contracts and mortgages, along with certain related property, to a newly created subsidiary, CountryPlace Mortgage Holdings, LLC (“Mortgage SPV”). On January 29, 2010, the transferred sales contracts and mortgages consisted of $39.4 million of the overcollateralization on the 2005-1 and 2007-1 securitizations (Class X and R certificates), and $19.8 million of certain other mortgage loans held for investment that were not previously securitized.

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

A change of control of CountryPlace, whether through our bankruptcy or otherwise, would cause an event of default under the Virgo loan documents, which would give Virgo the right to declare the debt immediately due and payable.  If that occurred, and Virgo refused to waive the default, there can be no assurance that CountryPlace would have sufficient funds to satisfy the debt.

As partial consideration for the loan with Virgo, we issued warrants to purchase up to an aggregate of 1,296,634 shares of our common stock at a purchase price of $2.1594 per share.  These warrants contain an anti-dilution provision that prevents the warrant holder’s fully-diluted percentage interest in the Company from being diluted in the event that any of our convertible securities are converted into any other of our securities.  The warrants also contain an anti-dilution provision that prevents the warrant holder from having its percentage ownership in our company diminished by more than 10% in the event that we issue additional securities, subject to certain exceptions.  These anti-dilution provisions expire four years after the issuance of the warrants. For the first six months of fiscal 2011, the effect of converting the warrants to common stock, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share.

Typically our wholesale customers pay within 15 days.  During fiscal 2009, we began building barracks and other housing for the U.S. Government.  These government contracts have longer payment periods, which have put pressure on our cash balance.  In response to these cash pressures, on April 27, 2009, we borrowed $4.5 million pursuant to senior subordinated secured promissory notes from Capital Southwest Venture Corporation, Sally Posey and the Estate of Lee Posey (collectively, the lenders) and in connection therewith, we issued warrants to purchase up to an aggregate of 429,939 shares of our common stock at a price of $3.14 per share, which was the closing price of the stock on April 24, 2009.  The Black-Scholes-Merton method was used to value the warrants, which resulted in us recording $0.8 million in non-cash interest expense in the first quarter of fiscal 2010.  The proceeds were used for working capital purposes.  The promissory notes were repaid in full on June 29, 2009.  The warrants, which expire on April 24, 2019, contain anti-dilution provisions and other customary provisions.  For the first quarters of fiscal 2011 and 2010, the effect of converting the warrants to common stock, was anti-dilutive, and, therefore, was not considered in determining diluted earnings per share.  The promissory notes bore interest at the rate of LIBOR plus 2.0% and were secured by 150,000 shares of Standard Casualty's common stock, which security was later released upon repayment of the promissory notes.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as "may," "will," "expects," "believes," "anticipates," "plans," "estimates," "projects," "predicts," "targets, " "seeks," "could," "intends," "foresees" or the negative of such terms or other variations on such terms or comparable terminology.  Similarly, statements that describe our strategies, initiatives, objectives, plans or goals are forward-looking.  These forward statements are based on management's current intent, belief, expectations, estimates and projections.  These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict.  Therefore, actual results may vary materially from what is expressed in or indicated by the forward-looking statements.  The risk factors set for t under "Item 1A. Risk Factors"  in our Annual Report on Form 10-K and other matters discussed from time to time in our filings with the Securities and Exchange Commission, including the "Risk Factors" sections of our Quarterly Reports on Form 10-Q, among others, could affect future results, causing the results to differ materially from those expressed in our forward-looking statements.  Currently, the risk and uncertainties that may most directly impact our future results include (i) whether, even despite the successful implementation of one or more of the recapitalization initiatives we are currently pursuing, we will be forced to file for protection under Chapter 11 of the U.S. Bankruptcy Code, which could materially adversely affect our relationships with exiting and potential customers, employees, suppliers  and others and could result in very little to no recovery to our existing security holders and (ii) whether we will have sufficient cash flows from operating activities and cash on hand to service our indebtedness and finance the ongoing obligations of our business, and whether we will otherwise be able to remain in compliance with the terms of our debt agreements.  In the event that the risks disclosed in our public filings and those discussed above cause results to differ materially from those expressed in our forward-looking statements, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments.  Accordingly, our investors are cautioned not to place undue reliance on these forward-looking statements because there can be no assurance that these forward-looking statements will prove to be accurate.  Further, the forward-looking statements included from time to time in our public filings, press releases, our website and oral and written presentations by management are only made as of the respective dates thereof.  We undertake no obligation to update publicly any forward-looking statement even if new information becomes available or other events occur in the future.

Item 3. Quantitive and Qualitative Disclosure About Market Risk

There have been no material changes from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Company’s Annual Report on Form 10-K for the year ended March 26, 2010.

Item 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of September 24, 2010. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 24, 2010.

There has been no change to our internal control over financial reporting during the quarter ended September 24, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  Other Information

Item 1.      Legal Proceedings - Not applicable

Item 1A.   Risk Factors

We are currently pursing certain recapitalization initiatives in an effort to improve our capital structure; however, to date we have been unsuccessful and as a result, we are principally focusing our efforts on a filing for protection under Chapter 11 of the U.S. Bankruptcy Code.

We are experiencing severe liquidity constraints and have amortization and other debt service requirements.  As such, we are currently in discussions with our senior secured creditors, senior subordinated noteholders, strategic parties and other potential investors and lenders in an effort to restructure our balance sheet and acquire additional capital funding.  To date, these discussions have been unsuccessful.  As a result, our efforts are now primarily focused on obtaining debtor-in-possession financing and a sale of our assets facilited by a filing under Chapter 11 of the U.S. bankruptcy laws.  Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationship between us and our existing and potential customers, employees, suppliers, partners and others, and could result in very little to no recovery to our existing security holders  Further, our ability to timely and efficiently emerge from Chapter 11 could be negatively impacted by inter-creditor disputes and other contingencies beyond our control, and our business model upon emergence from a bankruptcy filing may be altered.  If we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing is not available, we could also be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code.

We were in default under our Textron floor plan facility and we missed the November 15, 2010 interest payment due to the holders of our Notes.

We were in default under our Textron floor plan facility.  We have a limited waiver of default from Textron through November 19, 2010.  The limited waiver automatically extends through November 26, 2010 if we have aggregate finished goods inventory equal to $46.75 million or less and the aggregate amount of homes sold but as to which funds have not been remitted to Textron does not exceed $7.5 million.  There can be no assurance that we can achieve these requirements or that the limited waiver of default will be extended to November 26, 2010.  We do not have the funds sufficient to retire the Textron facility.

We did not make our November 15, 2010 interest payment due under the Notes  If we fail to pay the November 15, 2010 interest payment within 30 days from which it was due, we will be in default under the Notes.  There can be no assurance that we will be able to cure the interest payment default under the Notes and if we do not, all sums due and owing on the Notes would become immediately due and payable.  The Company does not have the funds sufficient to retire the Notes.

Our significant debt obligations has limited our flexibility in managing our business and the incurrence of additional debt could continue to materially and adversely affect our financial performance.

We are highly leveraged.  As of September 24, 2010, we had approximately $184 million of long-term indebtedness outstanding. In addition, under the Virgo credit agreement, CountryPlace is permitted to incur up to $4.8 million in additional debt, subject to certain limitations. Being so highly leveraged has had and could continue to have a material adverse effect on our business, financial condition, operating results, and ability to satisfy our obligations under our indebtedness.

Reduced availability of wholesale financing has had and will continue to have a material adverse effect on us.

We have an agreement with Textron Financial Corporation for a floor plan facility. This facility is used to finance a portion of the new home inventory at our retail sales centers and is secured by our assets, excluding CountryPlace assets.  The advance rate for the facility is 90% of manufacturer’s invoice and the maturity date is the earlier of June 30, 2012 or one month prior to the date of the first repurchase option for the holder of our convertible senior notes. The facility contains certain provisions that we must comply with in order to borrow against the facility.  As of September 24, 2010, we were required to comply with a minimum inventory turn of not less than 2.75:1, and a maximum quarterly net loss (before taxes and restructuring charges) not to exceed $15 million, as defined by the agreement.  We were in compliance with these financial covenants as of September 24, 2010.

We defaulted under three provisions of our amended floor plan financing facility with Textron Financial Corporation because we failed to reduce our outstanding borrowings under the facility to $32 million, we exceeded the maximum permissible loan-to-collateral coverage ratio at November 15, 2010 of 60% by having a ratio of approximately 70% and we have sold approximately $6.76 million of homes, which funds should have been paid to Textron but were not paid.  We have obtained a waiver from Textron through November 19, 2010.  The waiver automatically extends through November 26, 2010 under limited circumstances. There can be no assurance that the waiver will not terminate early or that we will satisfy the conditions for the automatic extension.  If Textron does not grant us a new waiver upon expiration or earlier termination of the existing waiver, Textron has the right to declare an event of default and all sums due to Textron shall become immediately due and payable.  If that occurs, we will not have sufficient funds to retire the Textron debt.

An event of default under the Textron loan documents and the acceleration of the loan by Textron will cause a cross-default under the Indenture governing the Notes.  We will not make the November 15, 2010 interest payment on the Notes thereby causing an event of default on the Notes. However, the Indenture provides for a 30-day cure period.  If we are unable to cure the payment default, all sums due and owing on the Notes would become immediately due and payable.  We do not have the funds sufficient to retire the Notes.

In the event of an acceleration of the Textron facility and the Notes, it is highly unlikely that we could borrow or otherwise raise the needed funds, and as a result, we would be forced to seek protection under U.S. bankruptcy laws.

We continue to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure our indebtedness with Textron.  However, to date, targeted asset sales have been largely unsuccessful, and we have not been successful at renegotiating the Textron facility or the Notes or generating cash resources adequate to retire or sufficiently reduce this indebtedness.  There can be no assurance that we will be successful in our efforts to restructure our outstanding debt and if we are not successful, we will need to seek protection under Chapter 11 of the U.S. Bankruptcy Code.

We are actively engaged in discussions with third parties that have expressed interest in making an investment in or acquiring our company both pursuant a bankruptcy court proceeding and outside the bankruptcy process.  To date, these discussions have been unsuccessful.  As a result, our efforts are now primarily focused on obtaining debtor-in-possession financing and a sale of our assets facilitated by a filing under Chapter 11 of the U.S. bankruptcy laws.  Any investment in, or sale of, our company through the bankruptcy process would extinguish our equity and the holders of our common stock would likely lose their entire investment in our company.

It is highly unlikely that we will have sufficient cash available to repurchase our convertible senior notes if a significant portion of the notes are put to us on the repurchase dates.

As of September 24, 2010, we had $53.8 million in principal that remains outstanding under the Notes.  The Noteholders may require us to repurchase all or a portion of the Notes at 100% of their principal amount plus accrued and unpaid interest for cash on May 15, 2011, May 15, 2014 and May 15, 2019.  We do not have sufficient funds and it is highly unlikely that we will be able to generate cash resources adequate to pay the principal amount or purchase price due on May 15, 2011.  In that case, our failure to purchase any tendered Notes would constitute an event of default under the Indenture, thereby requiring all sums due and owing on the Notes to become immediately due and payable.

The continuing turmoil in the credit markets and the financial services industry has and may continue to reduce the demand for our homes and the availability of home mortgage financing, among other things.

The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, it has had and may continue to have a material adverse effect on us, our liquidity, our ability to borrow money to finance our operations from our existing lenders or otherwise, and has had and could continue to adversely impact the availability of financing to our customers.

A change of control of Palm Harbor Homes, Inc. or if we cease to own CountryPlace would cause an event of default under CountryPlace's loan from Virgo.

If a change of control of our company occurs, or if we cease to own CountryPlace, whether through bankruptcy or not, would cause an event of default under the Virgo loan documents, giving Virgo the right to declare all sums due immediately due and payable.  If that occurs, there can be no assurance the CountryPlace could retire its debt to Virgo.

We continue to reduce our manufacturing capacity and distribution channels to effectively align with current and expected regional demand to maintain operating profitability.  If the economy continues to worsen, our return to operating profitability will be delayed or may never occur.

Since March 2006, we have decreased the number of operating manufacturing plants by 10 and decreased the number of retail sales centers we own by 62 to align current and expected regional demand.  If the U.S. economy continues to slow, financial markets continue to decline, and more layoffs occur nationally, our realignment will not allow us to return to operating profitability and, as a result, we may need to seek protection under the U.S. Bankruptcy Code or similar laws.

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

The excess inventory of foreclosed and distressed site built homes has reduced and may continue to reduce our net sales and gross margins.

Our homes compete with foreclosed and distressed site-built homes. The sales of site built homes has declined and the inventory of foreclosed and distressed homes currently exceeds demand, which is resulting in more site built homes being available at lower prices.  Appraisal values of site built homes have declined with greater availability of foreclosed and distressed site built homes in the market. The increase in availability, along with the decreased price of site built homes, has made them more competitive with our homes. As a result, sales of our homes has decreased, which has negatively impacted our results of operations and further deterioration in these industry conditions will continue to have adverse effects.

Financing for our retail customers is limited, which has adversely affected our sales volume.

Several major lenders, which had previously provided financing for our customers, have exited the manufactured housing finance business. Reduced availability of such financing is currently having an adverse effect on both our manufactured housing business and our home sales. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control.  Government agencies such as FHA, Fannie Mae and Freddie Mac, which are important insurers or purchasers of loans from financial institutions, have tightened standards relating to the manufactured housing loans that they will buy. Most states classify manufactured homes as personal property rather than real property for purposes of taxation and lien perfection, and interest rates for manufactured homes are generally higher and the terms of the loans shorter than for site-built homes. There can be no assurance that affordable retail financing for manufactured homes will continue to be available on a widespread basis. If third party financing were to become unavailable or were to be further restricted, this could continue to have a material adverse effect on our results of operations.

The factory-built housing industry is currently in a prolonged slump with no recovery in sight.

Historically, the factory-built housing industry has been highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales. The factory-built housing industry is currently in a prolonged slump with no near-term recovery. We are subject to volatility in operating results due to external factors beyond our control such as:

•	the high level of distressed and foreclosed site-built inventory;
•	unemployment trends;
•	the level and stability of interest rates;
•	the availability of retail home financing;
•	the availability of wholesale financing;
•	the availability of homeowners’ insurance in coastal markets;
•	housing supply and demand;
•	international tensions and hostilities;
•	levels of consumer confidence;
•	severe weather conditions; and
•	regulatory and zoning matters.

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

If the current crisis continues for an extended period of time, or if the crisis worsens, we will face significant problems caused by a lack of liquidity.

We are currently experiencing an extreme crisis in the national and global economy generally as well as in the housing market specifically.  This crisis has materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases has resulted in the unavailability of certain types of financing.  Continued uncertainty in the credit and equity markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to conduct our operations or refinance our existing debt.  Disruptions in the equity markets may also make it more difficult for us to raise capital through the issuance of additional shares of our common stock.  In light of this economic crisis and the challenging business conditions that we are currently facing, we are focusing a significant amount of effort on cash generation and preservation.  However, to date, our efforts have not been effective enough to allow us to meet our financial obligations on a timely basis and will cause us to miss our interest payments due pursuant to the Indenture causing an event of default under the Notes, causing the Notes to become immediately due and payable.

We are concentrated geographically, which could harm our business.

In the second quarter of fiscal 2011, approximately 46% of our net sales were generated in Texas and approximately 11% of our net sales were generated in Florida.  While Texas has lagged the national recession to a certain extent, a further decline in the economy of Texas could have a material adverse effect on our results of operations as well.

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

As a result of the Company restructuring its retail operations, there are substantially fewer retail sales centers than in fiscal 2009 to assist CountryPlace in disposing of repossessed homes. The restructurings have resulted in the Company no longer having retail sales centers in several geographic areas in which CountryPlace has loans outstanding.  In these areas, CountryPlace must now liquidate repossessed homes through independent manufactured home dealers and brokers at wholesale prices.  This is likely to reduce the defaulted loan amounts recovered versus retail sales through the Company’s sales centers. In addition, home prices in general may continue to decline and adversely affect the prices realized by CountryPlace for repossessed homes.  We believe that CountryPlace's reserves are adequate to cover these defaulted loans but no assurances can be made that such reserves will be adequate or will continue to be adequate under changing conditions.

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

In accordance with customary practice in the manufactured housing industry, we enter into repurchase agreements with various financial institutions pursuant to which we agree, in the event of a default by an independent retailer in its obligation to these credit sources, to repurchase manufactured homes at declining prices over the term of the agreements, typically 12 to 18 months. The difference between the gross repurchase price and the price at which the repurchased manufactured homes can then be resold, which is typically at a discount to the original sale price, is an expense to us. Thus, if we were obligated to repurchase a large number of manufactured homes in the future, this would increase our costs, which could have a negative effect on our earnings. Tightened credit standards by lenders and more aggressive attempts to accelerate collection of outstanding accounts with retailers could result in defaults by retailers and consequently repurchase obligations on our part may be higher than has historically been the case. During the six months ended September 24, 2010 and during fiscal 2010, fiscal 2009 and fiscal 2008, we did not incur any significant losses under these repurchase agreements.

We are dependent on our Chief Executive Officer and the loss of his service could adversely affect us.

We are dependent to a significant extent upon the efforts of our Chief Executive Officer and Chairman of the Board, Larry H. Keener. The loss of the services of our principal executive officer could have a material adverse effect upon our business, financial condition and results of operations. Our continued growth is also dependent upon our ability to attract and retain additional skilled management personnel.

We are controlled by three shareholders, who may determine the outcome of all elections.

Approximately 51% of our outstanding common stock is beneficially owned or controlled by the Sally Posey Trust, Sally Posey, and Capital Southwest Corporation and its affiliates. As a result, these shareholders, acting together, are able to determine the outcome of elections of our directors and thereby control the management of our business.

The manufactured housing industry is highly competitive and a significant number of our competitors have stronger balance sheets and cash flow, as well as greater access to capital, than we do. As a result of these competitive conditions, we may not be able to sustain past levels of sales or profitability.

The manufactured housing industry is highly competitive, with relatively low barriers to entry. Manufactured and modular homes compete with new and existing site-built homes and to a lesser degree, with apartments, townhouses and condominiums. Competition exists at both the manufacturing and retail levels and is based primarily on price, product features, reputation for service and quality, retailer promotions, merchandising and terms of consumer financing.  A significant number of our competitors have substantially greater financial, manufacturing, distribution and marketing resources than we do. As a result of these competitive conditions, we may not be able to sustain past levels of sales or profitability.  In addition, one of our competitors provides the largest single source of retail financing in our industry and if they were to discontinue providing this financing, our operating results would be adversely affected.

If our retail customers are unable to obtain insurance for factory-built homes, our sales volume and results of operations will be adversely affected.

We sell our factory-built homes to retail customers located throughout the United States including in coastal areas, such as Florida. In the second quarter of fiscal 2011, approximately 11% of our net sales were generated in Florida. Some of our retail customers in these areas have experienced difficulty obtaining insurance for our factory-built homes due to adverse weather-related events in these areas, primarily hurricanes. If our retail customers face continued and increased difficulty in obtaining insurance for the homes we build, our sales volume and results of operations will be adversely affected.

Item 2.   Unregistered Sales of Equity in Securities and Use of Proceeds - Not applicable

Item 3.   Defaults upon Senior Securities - Not applicable

Item 4.   Removed and Reserved

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

Date: November 15, 2010
Palm Harbor Homes, Inc.
(Registrant)

By:	/s/ Larry H. Keener
Larry H. Keener
Chairman of the Board and Chief
Executive Officer

By:	/s/ Kelly Tacke
Kelly Tacke
Executive Vice President and
Chief Financial Officer